Form 10QSB
period 2000-03-31
SOCHRYS COM INC
filed 2000-05-22
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28423


                                SOCHRYS.COM, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               58-2541997
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

             Route de Jussy 29, CH 1226 Thonex, Geneva, Switzerland
                    (Address of principal executive offices)
                  Issuers' telephone number: 011-41-22-869-2070


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]


12,392,924 Shares of the registrant's Common Stock were outstanding as of May 19, 2000


Transitional Small Business Disclosure Format: Yes [   ]  NO [ X ]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             MARCH 31,              DECEMBER 31,
                                                                                2000                   1999
                                                                            -----------             -----------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $   203,084             $   171,628
     Other current assets                                                       149,350                  12,833
                                                                            -----------             -----------
         Total current assets                                                   352,434                 184,461
Fixed assets (at cost, net of accumulated amortization)                         200,111                 183,600
Other long-term assets                                                            9,801                  26,928
                                                                            -----------             -----------
         Total assets                                                       $   562,347             $   394,989
                                                                            ===========             ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                               $   330,461             $   141,637
     Due to related parties                                                        --                     5,178
                                                                            -----------             -----------
         Total current liabilities                                              330,461                 146,815
                                                                            -----------             -----------
         Total liabilities                                                      330,461                 146,815
                                                                            -----------             -----------

SHAREHOLDERS' EQUITY:
 Common stock, ($0.001 par value.  Authorized 50,000,000 shares;
 Issued and outstanding  12,267,924 shares at March 31, 2000 and
   11,992,924 shares at December 31, 1999                                        12,267                  11,992
 Additional paid in capital                                                   1,368,724                 823,877
 Accumulated other comprehensive income (loss)                                  (30,870)                  4,411
Deficit accumulated during the development stage                             (1,118,235)               (592,106)
                                                                            -----------             -----------

         Total shareholders' equity                                             231,885                 248,174
                                                                            -----------             -----------

Total liabilities and shareholders' equity                                  $   562,347             $   394,989
                                                                            ===========             ===========

         See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                                                   PERIOD FROM
                                                                                                                    AUGUST 3,
                                                                                                                  1999 TO MARCH
                                                                                                                     31, 2000
                                                                         2000                   1999                 (NOTE 1)
                                                                     ------------           ------------           ------------
Revenues
     Consulting revenues                                             $       --             $     76,017           $       --
     Software revenues                                                       --                     --                     --
                                                                     ------------           ------------           ------------
Total Revenues                                                               --                   76,017

Operating expenses (income):
     Research and development                                             287,666                 45,811                562,024
     General and administrative                                           207,727                  1,865                521,146
     Interest and foreign currency translations gains                         250                    575                   (624)
     Amortization                                                          30,486                 19,934                 56,993
                                                                     ------------           ------------           ------------
                                                                          526,129                 68,185              1,139,539

Net income (loss)                                                    $   (526,129)          $      7,832           $ (1,139,539)
                                                                     ============           ============           ============

Earnings (loss) per share                                            $      (0.04)          $      (0.00)          $      (0.10)
                                                                     ============           ============           ============

Weighted average number of common shares outstanding during period     12,076,757              8,459,000             11,875,901
                                                                     ============           ============           ============

         See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                                                    PERIOD FROM
                                                                                                                     AUGUST 3,
                                                                                                                      1999 TO
                                                                                                                     MARCH 31,
                                                                                                                        2000
                                                                            2000                 1999                 (NOTE 1)
                                                                        -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  (526,129)          $     7,832           $(1,139,539)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
Amortization of fixed assets                                                 30,486                19,934                56,993
Increase (decrease) in cash resulting from changes in:
Prepaid and other current assets                                           (167,973)              (68,248)             (114,551)
Accounts payable and accrued liabilities                                    183,646                18,847               311,863
                                                                        -----------           -----------           -----------

Net cash used in operating activities                                      (479,970)              (21,635)             (855,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                                   (46,997)               (4,706)             (202,017)


CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                   550,000                  --               1,560,000
Share issuance costs                                                        (27,775)                 --                (209,009)
                                                                        -----------           -----------           -----------

Net cash provided by financing activities                                   522,225                  --               1,350,991

Effects of exchange rates on cash and cash equivalents                       36,198                 1,307              (125,455)
                                                                        -----------           -----------           -----------

Net Increase (decrease) in cash and cash equivalents                         31,456               (25,034)              168,285
Cash and cash equivalents:
Beginning of period                                                         171,628                 7,056                34,799
                                                                        -----------           -----------           -----------

End of Period                                                           $   203,084           $    17,978           $   203,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                                  --                    --                    --
     Income taxes                                                              --                    --                    --


                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

       SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to SOCHRYS.com Inc on August 3, 1999.

       Since August 3, 1999, the efforts of the Company have been devoted to the development of a high speed, highly secure method of transacting business using the internet. As of the date of these financial statements, no software applications were ready for commercial use. Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet. The Company also conducted research and development on its Universal Computer technology.

1.     Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Sochrys.com, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's report filed on Form 10-SB as filed on December 6, 1999.

       Since August 1999 the efforts of the Company have been devoted to the development of the Universal Computer Technology range of software products. To date the Company has not sold any of its products and is considered to be in the development stage. Two of the Company's products are completed and ready for beta site implementation. The Company expects to continue the development of related software applications.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2000 the Company's net loss and comprehensive income were $561,410.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is not a party to any transactions that are contemplated by FAS 133.

                                                                           Pg. 5

2.     Foreign Currency Translation

       THE REPORTING CURRENCY FOR THE FINANCIAL STATEMENTS OF THE COMPANY IS THE UNITED STATES DOLLAR. THE FUNCTIONAL CURRENCY FOR THE COMPANY'S WHOLLY OWNED SUBSIDIARIES, GRAPH-O-LOGIC S.A. AND SOCHRYS TECHNOLOGIES S.A. IS THE SWISS FRANC. ACCORDINGLY, THEIR ASSETS AND LIABILITIES ARE INCLUDED IN THE FINANCIAL STATEMENTS BY TRANSLATING THEM IN THE REPORTING CURRENCY AT THE EXCHANGE RATES APPLICABLE AT THE END OF THE REPORTING PERIOD. THE STATEMENTS OF OPERATIONS AND CASH FLOWS ARE TRANSLATED AT THE AVERAGE MONTHLY EXCHANGE RATES DURING THE REPORTING PERIOD. TRANSLATION GAINS OR LOSSES ARE ACCUMULATED AS A SEPARATE COMPONENT OF SHAREHOLDERS' EQUITY. CURRENCY TRANSACTION GAINS OR LOSSES ARISING FROM TRANSACTIONS IN CURRENCIES OTHER THAN THE SWISS FRANC ARE INCLUDED IN THE STATEMENT OF OPERATIONS FOR EACH PERIOD.

3.     Related Party Transactions

       During the three months ended March 31, 1999 the Company performed consulting services to a related party, generating $76,017 in revenue. This amount was receivable at March 31, 1999. There were no such services during the three months ended March 31, 2000.

4.     Common Stock Transactions

       During the three months ended March 31, 2000 the Company issued 275,000 shares of its common stock as a result of the exercise of 275,000 Series 'A' warrants, each with a cash strike price of $2.00 per common share issued. Subsequent to March 31, 2000, through May 19, 2000 the Company issued a further 125,000 shares of its common stock as a result of the exercise of 125,000 Series 'A' warrants, each with a cash strike price of $2.00 per common share issued.

                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

-    the uncertainties inherent in the development of new software applications;

-    our need for additional capital funding;

-    the need for acceptance of our software applications by third party payers;
     and

-    rapid developments in technology, including developments by competitors.

We are a software development company focused on commercializing a high speed, highly secure method of transacting business using the Internet. As of the date of this report we have two software applications, Universal Commerce and Universal Banking ready for beta site implementation that we are actively marketing. In addition, we continue developing other related software applications.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUE: We generated no revenues during the three months ended March 31, 2000. This is down from the $76,017 we generated during the three months ended March 31, 1999. During the three months ended March 31, 1999 we provided consulting services to related parties. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended March 31, 2000, we spent $287,666, an increase of $241,855 (526%) in developing our Universal Computer Technology, and implemented it into two commercial products: Universal Commerce and Universal Banking. In addition, we continued to develop related software applications. During the three months ended March 31, 1999 we spent $45,811 on research and development directed towards the early stages of the core software for the Universal Computer. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the three months ended March 31, 2000 we had an average of 20 people working directly on the project, compared to only three in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended March 31, 2000 we spent $207,727 as compared to $1,865 during the three months ended March 31, 1999. This increase of $205,862 (10,300%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

NET LOSS: We incurred a loss of $526,129 ($0.04 per share) for the three months ended March 31, 2000, compared to a profit of $7,832 ($0.00 per share) for the three months ended March 31, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

                                                                           Pg. 7

- identify clients willing to install beta sites for our Universal Commerce and Universal Banking products;

- operate successfully these beta sites, integrating our technology into their operations;

- modify the software applications based on the results of the beta site results;

-    license the software applications to sufficient number of clients;

- modify the successful software applications, over time, to provide enhanced benefits to existing users;

-    successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since inception we have funded our operations from private placements of equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses.

SOURCES OF CAPITAL: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our Universal Computer technology. Since then, we have directed all of our efforts to developing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of equity, primarily from the exercise of the warrants we issued in August 1999. During the three months ended March 31, 2000 we issued 275,000 shares of our common stock to the holders of Series 'A' warrants that exercised 275,000 of these Series 'A' warrants at an exercise price of $2.00 per common share, for total equity investments of $550,000. Subsequent to March 31, 2000, through May 19, 2000 we have issued 125,000 more common shares in response to the exercise of 125,000 Series 'A' warrants. We received an additional $250,000 in cash proceeds from these exercises. Between August 1999 and the date of this report, we have received $1,560,000 and issued 780,000 common shares in response to the exercise of 780,000 Series 'A' warrants.

USES OF CAPITAL: Since commencing operations in February 1995 through July 1999 we generated revenues from consulting contracts and used the funds in excess of that required to perform the consulting services to fund the development of the software applications. Since August 1999 we have directed our efforts towards the development of our Universal Commerce and Universal Banking and other related software applications. In May 2000, we started to actively market our Universal Commerce and Universal Business products.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCES OF COMMON STOCK During the three months ended March 31, 2000 pursuant to Section 4 (2) of the Securities Act, we issued an aggregate of 275,000 shares of common stock to holders of 275,000 Series 'A' warrants upon the exercise of the warrants. The exercise price was $2.00 per common share.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

                                                                           Pg. 8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS
                  27       FINANCIAL DATA SCHEDULE

         (b)      REPORTS ON FORM 8-K
                  NONE


                                                                           Pg. 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.
                                   By:  /s/ Jean-Pierre Hofman
                                        -------------------------------------
                                        Jean-Pierre Hofman
                                        President and Chief Executive Officer


                                   By:  /s/ Andre Hensler
                                        -------------------------------------
                                        Andre Hensler
                                        Chief Financial Officer


Dated: May 22, 2000

                                                                          Pg. 10