Form 10QSB
period 2000-06-30
SOCHRYS COM INC
filed 2000-08-14
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28423
                                               -------


                                SOCHRYS.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                                  58-2541997
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



             Route de Jussy 29, CH 1226 Thonex, Geneva, Switzerland
             ------------------------------------------------------
                    (Address of principal executive offices)

                  Issuers' telephone number: 011-41-22-869-2070
                                             ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]


12,612,924 Shares of the registrant's Common Stock were outstanding as of August 10, 2000


Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                JUNE 30,                DECEMBER 31,
                                                                                                  2000                      1999
                                                                                                --------                ------------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $208,293                 $171,628
     Other current assets                                                                           58,954                   12,833
                                                                                                ----------                 --------

         Total current assets                                                                      267,247                  184,461
Fixed assets (at cost, net of accumulated amortization)                                            282,257                  183,600
Cash pledged as collateral for operating lease                                                     139,138                   26,928
                                                                                                ----------                 --------

         Total assets                                                                             $688,642                 $394,989
                                                                                                ==========                 ========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                     $543,924                 $141,637
     Due to a related party                                                                             --                    5,178
                                                                                                ----------                 --------

         Total current liabilities                                                                 543,924                  146,815
                                                                                                ----------                 --------

         Total liabilities                                                                         543,924                  146,815
                                                                                                ----------                 --------

SHAREHOLDERS' EQUITY:
Preferred stock, ($0.001 par value.)  Authorized 5,000,000 shares;
 Issued and outstanding nil shares at June 30, 2000 and nil shares at December 31, 1999

 Common stock, ($0.001 par value.  Authorized 50,000,000 shares;
  Issued and outstanding  12,612,924 shares at June 30, 2000 and
   11,992,924 shares at December 31, 1999                                                           12,612                   11,992

 Additional paid in capital                                                                      2,001,257                  823,877

 Accumulated other comprehensive income (loss)                                                      (5,066)                   4,411
Deficit accumulated during the development stage                                                (1,885,389)                (613,410)
Retained earnings prior to entering development stage                                               21,304                   21,304
                                                                                                ----------                 --------

         Total shareholders' equity                                                                144,718                  248,174
                                                                                                ----------                 --------

Total liabilities and shareholders' equity                                                        $688,642                 $394,989
                                                                                                ==========                 ========

See accompanying notes to unaudited interim period consolidated condensed financial statements.




                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE
                 30, 1999 AND 2000 AND THE PERIOD FROM AUGUST 3,
                           1999 THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                                      PERIOD FROM
                                                     THREE MONTHS                           SIX MONTHS              AUGUST 3, 1999
                                                        ENDED                                  ENDED                       TO
                                                       JUNE 30,                               JUNE 30,                   JUNE 30,
                                              2000                1999              2000                1999           2000 (NOTE 1)
                                        ------------           ---------        ------------         -----------     ---------------
Revenues
     Consulting revenues                $         --             $71,656        $         --            $147,673      $         --
     Software revenues                            --                  --                  --                  --                --
                                          ----------           ---------         -----------           ---------       -----------

Total Revenues                                    --              71,656                  --             147,673                --

Operating expenses (income):
     Research and development                422,769              97,175             710,435             142,986           984,793
     General and administrative              295,608               2,253             503,335               4,118           816,754
     Interest and foreign
     currency translations gains               3,785                  90               4,035                 655             3,161
     Amortization                             23,687               3,632              54,173              23,566            80,680
                                          ----------           ---------         -----------           ---------       -----------

                                             745,850             103,150           1,271,979             171,335         1,885,389

Net loss                                   $(745,850)           $(31,949)        $(1,271,979)           $(23,662)      $(1,885,389)
                                          ==========           =========         ===========           =========       ===========

Loss per share                                $(0.06)             $(0.00)             $(0.10)             $(0.00)           $(0.15)
                                          ==========           =========         ===========           =========       ===========

Weighted average number of common
shares outstanding during period          12,415,980           8,459,000          12,247,344           8,459,000        12,203,489
                                          ==========           =========         ===========           =========       ===========

See accompanying notes to unaudited interim period consolidated condensed financial statements.




                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
                  2000 AND THE PERIOD FROM AUGUST 3, 1999 ENDED
                                    JUNE 30,
                                   (UNAUDITED)




                                                                                           SIX                         PERIOD FROM
                                                                                          MONTHS                         AUGUST 3,
                                                                                           ENDED                       1999 TO JUNE
                                                                                          JUNE 30,                        30, 2000
                                                                                 2000                  1999               (NOTE 1)
                                                                              ------------         ------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(1,271,979)            $(23,662)         $(1,885,389)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
Amortization of fixed assets                                                       54,173               23,566               80,680
Increase (decrease) in cash resulting from changes in:
Current assets                                                                    (46,121)             (99,878)             (58,954)
Accounts payable and accrued liabilities                                          397,109              164,718              520,147
                                                                              -----------             --------          -----------

Net cash used in operating activities                                            (866,817)              64,745           (1,343,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                                        (152,830)                  --             (280,350)
Cash pledged as collateral for operating lease                                   (112,210)             (32,205)            (139,138)
                                                                              -----------             --------          -----------

Net cash used in investing activities                                            (265,040)             (32,205)            (419,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                       1,240,000                   --            2,030,000
Share issuance costs                                                              (62,000)                  --              (96,750)
                                                                              -----------             --------          -----------

Net cash provided by financing activities                                       1,178,000                   --            1,933,250

Effects of exchange rates on cash and cash equivalents                             (9,477)              (4,638)               3,248
                                                                              -----------             --------          -----------

Net Increase (decrease) in cash and cash equivalents                               36,665               27,902              173,494
Cash and cash equivalents:
Beginning of period                                                               171,628                7,056               34,799
                                                                              -----------             --------          -----------

End of Period                                                                    $208,293              $34,958             $208,293
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                 $        --          $        --          $        --
     Income taxes                                                             $        --          $        --          $        --





                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                for the three and six months ended June 30, 2000
                                   (Unaudited)

     SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to SOCHRYS.com Inc on August 9, 1999.

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

1.   Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of Sochrys.com, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

     The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's report filed on Form 10-SB as filed on December 6, 1999.

     Since August 1999 the efforts of the Company have been devoted to the development of the Universal Computer Technology range of software products. As such, the Company is reporting its cumulative earnings and cash flows as a development stage company commencing at August 3, 1999. To date, the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of related software applications.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2000 the Company's net loss and comprehensive income were $745,850 and $1,271,979 respectively.

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

3.   Related Party Transactions

     During the three and six months ended June 30, 1999 the Company performed consulting services to a related party, generating $71,656 and $147,673 in revenue, respectively. These amounts were receivable at June 30, 2000. There were no such services during the three or six months ended June 30, 2000.

4.   Common Stock Transactions

     During the three and six months ended June 30, 2000 the Company issued 345,000 and 620,000 shares of its common stock as a result of the exercise of 345,000 and 620,000 Series 'A' warrants respectively, each with a cash strike price of $2.00 per common share issued.




                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains disclosures that constitute "forward-looking statements". These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes", "anticipates", "expects", "estimates", "plans", "may", "will", or similar terms. These statements appear in a number of places in the report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

     - trends affecting our financial condition or results of operations for our limited history;

     -    our business and growth strategies;

     -    our technology;

     -    the Internet; and

     -    our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results more likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

     -    our limited operating history;

     -    our lack of sales to date;

     -    our need for additional capital funding;

     -    if our technology and products do not perform as specified;

     -    if use of the Internet does not continue to grow;

     -    if new adverse government regulations are enacted;

     -    if better technology and products are developed by others.

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file with report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.


RESULTS OF OPERATIONS

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

To date, our principal operations have been conducted in Switzerland. Our revenues were earned in Swiss francs and our expenses are incurred in Swiss francs. Our financial statements have been conformed to US GAAP and presented in US dollars for purposes of this report. The rates of exchange between the Swiss franc and the US dollar set out below were used to convert the various financial statement balances from Swiss francs to US dollars. In the tables we set forth:

     -    the rates of exchange for the US dollar, expressed in Swiss francs
          (CH), in effect at the end of each of the periods indicated;

     -    the average of the exchange rates in effect during such periods.

                                                               2000        1999

           Rate at June 30                                    0.6109      0.6441
           Average rate for six months ended June 30          0.6059      0.6810
           Average rate for three months ended June 30        0.5974      0.6609



                                                                           Pg. 7

THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

REVENUE: We generated no revenues during the three months ended June 30, 2000. This is down from the $71,656 we generated during the three months ended June 30, 1999. During the three months ended June 30, 1999 we provided consulting services to related parties. As of August 1999 we directed all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended June 30, 2000, we spent $422,769, an increase of $325,594 (335%) in developing our Universal Computer Technology, and implemented it into two commercial products:
Universal Commerce and Universal Banking. In addition, we continued to develop related software applications. During the three months ended June 30, 1999 we spent $97,175 on research and development directed towards the early stages of the core software for the Universal Computer. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the three months ended June 30, 2000 we had an average of 20 people working directly on the project, compared to only three in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended June 30, 2000 we spent $295,608 as compared to $2,253 during the three months ended June 30, 1999. This increase of $293,355 (13,021%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

AMORTIZATION: Amortization expense was $23,687 during the three months ended June 30, 2000, an increase of $20,055, approximately 552%, over the $3,632 charged to this expense during the three months ended June 30, 1999. This significant increase resulted from our acquisition of a significant quantity of computer equipment during the last 12 months.

EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries is the Swiss franc. Accordingly, the assets and liabilities of these subsidiaries are included in the financial statements by translating them from Swiss francs to United States dollars at the exchange rates applicable at the end of reporting period. Revenues and expenses are translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the three months ended June 30, 2000, we recorded translation gains of $45,675 compared to the $5,945 in translation gains we recorded during the three months ended June 30, 1999. This $39,730 difference relates predominantly to the increase in our assets and liabilities, which increased by $816,687 during the last 12 months, offset by a decline of approximately 10% in the value of the Swiss franc as compared to the US dollar.

NET LOSS: We incurred a loss of $745,850 ($0.06 per share) for the three months ended June 30, 2000, compared to a loss of $31,949 ($0.00 per share) for the three months ended June 30, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:


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



                                                                           Pg. 8

THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1999.

REVENUE: We generated no revenues during the six months ended June 30, 2000. This is down from the $147,673 we generated during the six months ended June 30, 1999. During the six months ended June 30, 1999 we provided consulting services to related parties. As of August 1999 we directed all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the six months ended June 30, 2000, we spent $710,435, an increase of $567,449 (397%) in developing our Universal Computer Technology, and implemented it into two commercial products:
Universal Commerce and Universal Banking. In addition, we continued to develop related software applications. During the six months ended June 30, 1999 we spent $142,986 on research and development directed towards the early stages of the core software for the Universal Computer. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the six months ended June 30, 2000 we had an average of 20 people working directly on the project, compared to only six in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the six months ended June 30, 2000 we spent $503,335 as compared to $4,118 during the six months ended June 30, 1999. This increase of $499,217 (12,123%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

AMORTIZATION: Amortization expense of $54,173 during the six months ended June 30, 2000, an increase of $30,607, approximately 130%, over the $23,566 charged to expense during the six months ended June 30, 1999. This significant increase resulted from our acquisition of a significant quantity of computer equipment during the last 12 months.

EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries is the Swiss franc. Accordingly, the assets and liabilities of these subsidiaries are included in the financial statements by translating them from Swiss francs to United States dollars at the exchange rates applicable at the end of reporting period. Revenues and expenses are translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the six months ended June 30, 2000, we recorded translation gains of $9,477 compared to the $4,638 in translation gains we recorded during the six months ended June 30, 1999. This $4,839 difference relates predominantly to the increase in our assets and liabilities, which increased by $816,687 during the last 12 months, offset by a decline of approximately 11% in the value of the Swiss franc as compared to the US dollar.

NET LOSS: We incurred a loss of $1,271,979 ($0.10 per share) for the six months ended June 30, 2000, compared to a loss of $23,662 ($0.00 per share) for the six months ended June 30, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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


                                                                           Pg. 9

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had negative working capital of $276,677 compared to working capital of $37,646 at December 31, 1999. We had $208,293 of cash on hand at June 30, 2000 compared to $171,628 at December 31, 1999.

NET CASH FLOW FROM OPERATIONS: During the six months ended June 30, 2000, we used $866,817 in operations, compared to generating $64,745 during the six months ended June 30, 1999. This decrease of $931,562 in cash from operations during the six months ended June 30, 2000 is a primarily the result of the $1,271,979 loss incurred during the six months ended June 30, 2000 offset by $54,173 of amortization expenses and $350,988 of cash from changes to working capital accounts.

NET CASH USED IN INVESTING ACTIVITIES: During the six months ended June 30, 2000, we invested $152,830 in computer equipment and office furniture and pledged as a cash collateral deposit on an operating lease a further $112,210.

NET CASH FROM FINANCING ACTIVITIES: During the six months ended June 30, 2000, we raised a net of $1,178,000 by issuing 620,000 common shares pursuant to the exercise of 620,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $62,000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCES OF COMMON STOCK. During the three and six months ended June 30, 2000 pursuant to Section 4 (2) of the Securities Act, we issued an aggregate of and 345,000 and 620,000 shares, respectively, of common stock to holders of 345,000 and 620,000 Series 'A' warrants, respectively, upon the exercise of the warrants. The exercise price was $2.00 per common share.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.




                                                                          Pg. 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         27       Financial Data Schedule

(b)      Reports on Form 8-K
                  NONE






                                                                          Pg. 11

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.
                                      By:  /s/Jean-Pierre Hofman
                                           -------------------------------------
                                           Jean-Pierre Hofman
                                           President and Chief Executive Officer


                                      By:  /s/Andre Hensler
                                           -----------------------
                                           Andre Hensler
                                           Chief Financial Officer


Dated:       August 14, 2000



                                     Pg. 12