Form 10QSB
period 2000-09-30
SOCHRYS COM INC
filed 2000-11-14
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28423
                                               -------

                                SOCHRYS.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                            58-2541997
                  ------                            ----------
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

12,612,924 shares of the registrant's Common Stock were outstanding as of November10, 2000

Transitional Small Business Disclosure Format: Yes [   ]  NO [ X ]




                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         SEPTEMBER 30    DECEMBER 31,
                                                                             2000            1999
                                                                             ----        ------------
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $    35,666      $ 171,628
     Other current assets                                                      62,329         12,833
                                                                          -----------      ---------
         Total current assets                                                  97,995        184,461

Fixed assets (at cost, net of accumulated amortization)                       241,423        183,600
Cash pledged as collateral for operating lease                                131,439         26,928
                                                                          -----------      ---------
         Total assets                                                     $   470,857      $ 394,989
                                                                          ===========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $   557,426      $ 141,637
     12% demand notes payable                                                 585,000             --
     Due to a related party                                                        --          5,178
                                                                          -----------      ---------
         Total current liabilities                                          1,142,426        146,815
                                                                          -----------      ---------

         Total liabilities                                                  1,142,426        146,815
                                                                          -----------      ---------

SHAREHOLDERS' EQUITY:
Preferred stock, ($0.001 par value.)  Authorized 5,000,000 shares;
 Issued and outstanding nil shares at September 30, 2000 and nil shares at December 31, 1999
 Common stock, ($0.001 par value.  Authorized 50,000,000 shares;
  Issued and outstanding  12,612,924 shares at September 30, 2000 and
   11,992,924 shares at December 31, 1999                                      12,612         11,992
 Additional paid in capital                                                 2,131,257        953,877
 Accumulated other comprehensive income (loss)                                (23,006)         4,411
Deficit accumulated during the development stage                           (2,813,736)      (743,410)
Retained earnings prior to entering development stage                          21,304         21,304
                                                                          -----------      ---------

         Total shareholders' equity                                          (671,569)       248,174
                                                                          -----------      ---------


Total liabilities and shareholders' equity                                $   470,857      $ 394,989
                                                                          ===========      =========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.



                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
          AND THE PERIOD FROM AUGUST 3, 1999 THROUGH SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                              PERIOD FROM
                                                             THREE MONTHS               NINE MONTHS          AUGUST 3, 1999
                                                                ENDED                      ENDED                   TO
                                                            SEPTEMBER 30,              SEPTEMBER 30,         SEPTEMBER 30,
                                                          2000          1999          2000         1999      2000 (NOTE 1)
                                                          ----          ----          ----         ----      -------------
Revenues
     Consulting revenues                               $        --    $22,080    $        --       $169,753   $         --
     Software revenues                                          --         --             --             --             --
                                                       -----------    -------    -----------      --------    ------------
Total Revenues                                                  --     22,080             --        169,753             --

Operating expenses (income):
     Research and development                              531,828     58,735      1,242,263        201,721      1,516,621
     General and administrative                            225,244      4,953        728,579          9,071      1,156,950
     Amortization                                           31,747     11,783         85,920         35,349        112,427
                                                       -----------    -------    -----------       --------   ------------
                                                           788,819     75,471      2,056,762        246,141      2,785,998
                                                       -----------    -------    -----------       --------   ------------

Operating earnings (loss)                                 (788,819)   (53,391)    (2,056,762)       (76,388)    (2,785,998)

Other income (expenses)                                     (9,530)    (4,856)       (13,564)        (5,521)       (27,738)
                                                       -----------    -------    -----------       --------    -----------

Net loss                                                 $(798,340)  $(58,247)   $(2,070,326)      $(81,909)   $(2,813,736)
                                                         =========    =======    ===========       ========    ===========

Loss per share                                              $(0.06)    $(0.01)        $(0.17)        $(0.01)        $(0.29)
                                                           =======     ======         ======        =======        =======

Weighted average number of common shares outstanding
during period                                           12,612,924  8,459,000     12,730,543      8,459,000      9,633,165
                                                        ==========  =========     ==========      =========      =========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
             AND THE PERIOD FROM AUGUST 3, 1999 ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                                                            PERIOD FROM
                                                                                                             AUGUST 3,
                                                                                       NINE                   1999 TO
                                                                                      MONTHS                 SEPTEMBER
                                                                                       ENDED                 30, 2000
                                                                                   SEPTEMBER 30,             (NOTE 1)
                                                                                                             --------
                                                                                2000           1999
                                                                                ----           ----
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                            $(2,070,326)   $(81,909)       $(2,813,736)
          Adjustments to reconcile net income (loss) to net cash used in
             Operating activities:
          Amortization of fixed assets                                             85,920      35,349           112,427
          Consulting fees                                                              --                       130,000
          Increase (decrease) in cash resulting from changes in:
          Current assets                                                          (49,496)     39,802           (62,329)
          Accounts payable and accrued liabilities                                410,610       4,501           533,648
                                                                                  -------       -----           -------

          Net cash used in operating activities                                (1,623,292)     (2,257)       (2,099,990)

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to fixed assets                                              (143,742)         --          (271,262)
          Cash pledged as collateral for operating lease                         (104,511)         --          (131,439)
                                                                                 ---------  ---------          ---------
                                                                                                   --

          Net cash used in investing activities                                  (248,253)         --          (402,701)

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from demand notes                                              585,000          --           585,000
          Issuance of common shares                                             1,240,000      30,000         2,030,000
          Share issuance costs                                                    (62,000)         --           (96,750)
                                                                                  --------   --------         ---------
          Net cash provided by financing activities                             1,763,000      30,000         2,518,250

            Effects of exchange rates on cash and cash equivalents                (27,417)         --           (14,692)
                                                                                  --------   --------           --------
            Net Increase (decrease) in cash and cash equivalents                 (135,962)     27,743               867
          Cash and cash equivalents:
          Beginning of period                                                     171,628       7,056            34,799
                                                                                  -------       -----            ------
          End of Period                                                           $35,666     $34,799           $35,666
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
               Interest                                                           $    --     $    --           $  --
               Income taxes                                                       $    --     $    --           $  --

   See accompanying notes to unaudited interim period consolidated condensed financial statements



                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      for the three and nine months ended
                               September 30, 2000
                                   (Unaudited)

       SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed SOCHRYS.com Inc on August 9, 1999.

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 contained in the Company's amended registration statement on Form 10-SB/A-1.

       Since August 1999 the efforts of the Company have been devoted to the development of the Universal Computer Technology based software products. As such, the Company is reporting its cumulative earnings and cash flows as a development stage company commencing at August 3, 1999. To date, the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of related software applications.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income(or loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2000 the Company's comprehensive losses were $838,857 and $2,120,313 respectively.

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



                                                                           Pg. 5

2.     Foreign Currency Translation

       The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly owned subsidiaries, Graph-O-Logic S.A. and Sochrys Technologies S.A. is the Swiss franc. Accordingly, these subsidiaries assets and liabilities are included in the financial statements by translating them in the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows are translated at the average monthly exchange rates during the reporting period. Translation gains or losses are accumulated as a separate component of shareholders' equity. Currency transaction gains or losses arising from transactions in currencies other than the Swiss franc are included in the statement of operations for each period.

3.     Related Party Transactions

       During the three and nine months ended September 30, 1999 the Company performed consulting services to a related party, generating $22,080 and $169,753 in revenue, respectively. These amounts were receivable at September 30, 1999. There were no such services during the three or nine months ended September 30, 2000.

4.     Common Stock Transactions

       During the three and nine months ended September 30, 2000 the Company issued nil and 620,000 shares of its common stock as a result of the exercise of nil and 620,000 Series 'A' warrants respectively. The Series 'A' warrant exercise price is $2.00 per common share.



                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

WE CAUTION READERS THAT certain important factors may affect our actual results and could cause results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains disclosures that constitute "forward-looking statements". These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes", "anticipates", "expects", "estimates", "plans", "may", "will", or similar terms. These statements appear in a number of places in the report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

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

       -      if new adverse government regulations are enacted; or

       -      if better technology and products are developed by others.

You should carefully consider and evaluate all of these factors as well as other factors discussed below and in our reports filed with the Securities and Exchange Commission including but not limited to the "Risk Factors" disclosure in our amended registration statement on Form 10-SB/A-1. In addition, we do not undertake to update forward-looking statements after we file reports with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

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

       -      the average of the exchange rates in effect during such periods.

                                                                          2000            1999
           Rate at September 30                                          0.5771          0.6665
           Average rate for nine months ended September 30               0.5998          0.6724
           Average rate for three months ended September 30              0.5876          0.6546



                                                                           Pg. 7

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER30, 1999.

REVENUE: We generated no revenues during the three months ended September 30, 2000. This is down from the $22,080 we generated during the three months ended September 30, 1999. During the three months ended September 30, 1999 we provided consulting services to related parties. As of August 1999 we directed all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the Internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended September 30, 2000, we spent $531,828, an increase of $473,093 (805%) in developing our Universal Computer Technology, and implemented it into two commercial products: Universal Commerce and Universal Banking. In addition, we continued to develop related software applications. During the three months ended September 30, 1999 we spent $58,735 on research and development directed towards the early stages of the core software for the Universal Computer. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the three months ended September 30, 2000 we had an average of 23 people working directly on the project, compared to only 6 in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended September 30, 2000 we spent $225,244 as compared to $4,953 during the three months ended September 30, 1999. This increase of $220,291 (4,448%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

AMORTIZATION: Amortization expense was $31,747 during the three months ended September 30, 2000, an increase of $19,964, approximately 169%, over the $11,783 charged to this expense during the three months ended September 30, 1999. This significant increase resulted from our acquisition of a significant quantity of computer equipment during the last 12 months.

EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries is the Swiss franc. Accordingly, the assets and liabilities of these subsidiaries are included in the financial statements by translating them from Swiss francs to United States dollars at the exchange rates applicable at the end of reporting period. Revenues and expenses are translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the three months ended September 30, 2000, we recorded translation losses of $17,940 compared to $4,846 in translation gains we recorded during the three months ended September 30, 1999. This $22,786 difference relates predominantly to the increase in our assets and liabilities, which increased by $1,071,478 during the last 12 months, offset by a decline of approximately 10% in the value of the Swiss franc as compared to the US dollar.

NET LOSS: We incurred a loss of $798,348 ($0.06 per share) for the three months ended September 30, 2000, compared to a loss of $58,247 ($0.01 per share) for the three months ended September 30, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

- identify clients willing to install beta sites for our Universal Commerce and Universal Banking products;

- operate successfully these beta sites, integrating our technology into their operations;

- modify the software applications based on the results of the beta site results;

-      license the software applications to a sufficient number of clients;

- modify the successful software applications, over time, to provide enhanced benefits to existing users; and

-      successfully develop related software applications.

THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.



                                                                           Pg. 8

REVENUE: We generated no revenues during the nine months ended September 30, 2000. This is down from the $169,753 we generated during the nine months ended September 30, 1999. During the nine months ended September 30, 1999 we provided consulting services to related parties. As of August 1999 we directed all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the Internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the nine months ended September 30, 2000, we spent $1,242,263, an increase of $1,040,542 (516%) in developing our Universal Computer Technology, and implemented it into two commercial products: Universal Commerce and Universal Banking. In addition, we continued to develop related software applications. During the nine months ended September 30, 1999 we spent $201,721 on research and development directed towards the early stages of the core software for the Universal Computer. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the nine months ended September 30, 2000 we had an average of XX people working directly on the project, compared to only XX in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the nine months ended September 30, 2000 we spent $728,579 as compared to $9,071 during the nine months ended September 30, 1999. This increase of $719,508 (7,931%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

AMORTIZATION: Amortization expense was $85,920 during the nine months ended September 30, 2000, an increase of $50,571, approximately 143%, over the $35,349 charged to expense during the nine months ended September 30, 1999. This significant increase resulted from our acquisition of a significant quantity of computer equipment during the last 12 months.

EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries is the Swiss franc. Accordingly, the assets and liabilities of these subsidiaries are included in the financial statements by translating them from Swiss francs to United States dollars at the exchange rates applicable at the end of reporting period. Revenues and expenses are translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the nine months ended September 30, 2000, we recorded translation losses of $27,417 compared to $5,532 in translation gains we recorded during the nine months ended September 30, 1999. This $32,949 difference relates predominantly to the increase in our assets and liabilities, which increased by $1,071,478 during the last 12 months, offset by a decline of approximately 11% in the value of the Swiss franc as compared to the US dollar.

NET LOSS: We incurred a loss of $2,070,326 ($0.17 per share) for the nine months ended September 30, 2000, compared to a loss of $81,909 ($0.01 per share) for the nine months ended September 30, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

- identify clients willing to install beta sites for our Universal Commerce and Universal Banking products;

- operate successfully these beta sites, integrating our technology into their operations;

- modify the software applications based on the results of the beta site results;

-      license the software applications to a sufficient number of clients;

- modify the successful software applications, over time, to provide enhanced benefits to existing users; and

-      successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES



                                                                           Pg. 9

At September 30, 2000, we had negative working capital of $1,044,430 compared to working capital of $37,646 at December 31, 1999. We had $35,666 of cash on hand at September 30, 2000 compared to $171,628 at December 31, 1999.

NET CASH FLOW FROM OPERATIONS: During the nine months ended September 30, 2000, we used $1,038,292 in operations, compared to using $2,257 during the nine months ended September 30, 1999. This decrease of $1,621,035 in cash from operations during the nine months ended September 30, 2000 is primarily the result of the $2,070,326 loss incurred during the nine months ended September 30, 2000 offset by $85,290 of amortization expenses and $361,114 of cash from changes to working capital accounts.

NET CASH USED IN INVESTING ACTIVITIES: During the nine months ended September 30, 2000, we invested $143,742 in computer equipment and office furniture and pledged as a cash collateral deposit on an operating lease a further $104,511.

NET CASH FROM FINANCING ACTIVITIES: During the nine months ended September 30, 2000, we raised a net of $1,763,000 by issuing 620,000 common shares pursuant to the exercise of 620,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $62,000. In addition we raised an additional $585,000 in unsecured demand notes that bear interest at 12%. Interest charges are accrued and capitalized and payable on demand.

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

Until such time as we generate sufficient revenues from the licensing of our software applications we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

- debt instruments, including demand notes similar to those discussed above;

-      private placements of common stock;

-      exercise of Series 'B' warrants at an exercise price of $3.00 per share;
       and

-      exercise of Series 'C' warrants at an exercise price of $5.00 per share.

There can be no assurance that any such financings can be obtained.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.



                                                                          Pg. 10

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

SOCHRYS.COM, INC.
                                    By:    /s/       Jean-Pierre Hofman
                                              -------------------------
                                           Jean-Pierre Hofman
                                           President and Chief Executive Officer


                                    By:    /s/ Andre Hensler
                                               -------------
                                           Andre Hensler
                                           Chief Financial Officer


Dated:       November 14, 2000



                                                                          Pg. 12