Form 10KSB40
period 2000-12-31
SOCHRYS COM INC
filed 2001-05-22
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28423

                                SOCHRYS.COM INC.
                    ----------------------------------------
                 (Name of Small business issuer in its charter)

              STATE OF NEVADA                               58-2541997
              ---------------                               ----------
      (State or other jurisdiction of                    (I.R.S. Employer
       Incorporation or organization)                  Identification No.)

  Route de Jussy 29, CH 1226 Thonex-Geneva, Switzerland
  ----------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 41-22-869-2070

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.71) and asked ($1.01) price of the issuer's Common Stock as of May 16, 2001, was $5,859,114.64, based upon the average between the closing bid and asked price ($0.86) multiplied by the 6,812,924 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of May 17, 2001: 12,612,924.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format: Yes [ ] NO [ X ]

                                 SOCHRYS.COM INC.
                                   Form 10-KSB

                                December 31, 2000

Table of Contents                                                        Page No.
-----------------                                                        --------

                                     Part I

Item 1.           Description of Business.                                    2

Item 2.           Description of Properties.                                 18

Item 3.           Legal Proceedings.                                         19

Item 4.           Submission of Matters to a Vote of                         19
                  Security Holders.

                                     Part II

Item 5.           Market for Common Equity and                               19
                  Related Stockholder Matters.

Item 6.           Management's Discussion and Analysis or                    20
                  Plan of Operation.

Item 7.           Financial Statements.                                      26

Item 8.           Changes in and Disagreement With Accountants               26
                  on Accounting and Financial Disclosure.

                                    Part III

Item 9.           Directors, Executive Officers, Promoters                   27
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.

Item 10.          Executive Compensation.                                    28

Item 11.          Security Ownership of Certain Beneficial                   30
                  Owners and Management.

Item 12.          Certain Relationships and Related Transactions.            31

Item 13.          Exhibits and Reports on Form 8-K                           32

Signatures                                                                   33
Supplemental Information                                                     34
Financial Statements                                                         F-1

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

         - trends affecting our financial condition or results of operations for our limited history;
         -   our business and growth strategies;
         -   our technology;
         -   the Internet; and
         -   our financing plans.

         We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

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

         The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

         - "Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and
         - "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 1.  DESCRIPTION OF BUSINESS.

SUMMARY AND CORPORATE STRUCTURE

         We are an Internet software company. We design, develop and market software products based on our "SOCHRYS(TM) Technology." Products based on our technology:

         - will allow customers to develop secure, portable applications that run on different platforms, in a single development process and on their chosen development environment; and

         - will facilitate secure, reliable Internet communications between any two application processes.

Our technology will also enable corporations, institutions and individuals to develop interactive, distributed applications (like electronic commerce) running either through wired or wireless networks, with security and ease.

We operate through our subsidiaries. The following chart illustrates our corporate structure:



                    [CORPORATE STRUCTURE FLOW CHART OMITTED]

OUR SOCHRYS(TM) TECHNOLOGY

         SOCHRYS(TM) Technology is based upon the following:

         - Our Multiplatform Graphic User Interface (SMGUI) Our Multiplatform GUI (SMGUI) is an application programming interface (API) that allows developers of graphic-based applications to develop on their favorite platform (for example Microsoft Visual Studio or Borland Enterprise Studio) and to be confident that their applications will run and will appear the same on other major platforms without rewriting the application code. The SMGUI is based on a standard Open GL environment. It includes a Resource Editor and a Resource File Reader, which facilitate the integration of the SMGUI into other native development environments.

         -   Our Multiplatform Libraries (SML) Our Multi-platform Libraries
             (SML) is the complement to the SMGUI in that it offers a standardized interface for non-graphical functions such as file handling and multi-thread management. The combination of the SMGUI and the SML are at the core of our multi-platform development environment.

         -   Our Virtual Messaging Protocol (VMP) Our Virtual Messaging Protocol
             (VMP) integrates protocols, algorithms, services and toolkits and provides a simple way for Internet-programmers to create secure communications over a protected channel. It includes hybrid security features with standard-based public (asymmetric) and symmetric key distribution. The VMP provides reliable process-to-process data transfer. Processes may be on the same processor or distributed over an IP network. Developers can use the VMP to choose the most appropriate transport protocol and to implement the required security policy.

Our technology provides the following benefits, by enabling users:

         - to develop, to apply or to sell secure applications running on more than one platform, without re-writing code for each platform; and

         - to integrate security in all communication and document exchanges through an integrated approach.


THE TARGET MARKET

         We plan to license our technology to large organizations that develop, market, sell or distribute software products where interaction with a distributed client base is essential. This includes:

     - Corporate IT departments who serve their corporation with a variety of applications and of implementation environments, according to the needs of the various internal departments. This may imply having to write applications for more than one platform or to migrate, at one point in time, from one platform to another; and

     - IT developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers, including the first category of Corporate IT departments.

         Potential clients will include, among others:

             -   telecommunication firms,

             -   banks,

             -   large Internet service providers,

             -   international distribution services,

             -   government agencies,

             -   international retailers and

             -   hotel chains.

         These potential clients' applications may run on Microsoft, Mac OS, Unix or Linux operating systems.

MARKETING STRATEGY AND DISTRIBUTION CHANNELS

         We have begun a marketing program in North America and Western Europe to bring our products to the marketplace using two distribution channels.

     -   Direct Sales

         The Direct Sales approach entails our officers and marketing representatives making high-level contacts within target customers to present the competitive advantages we bring in terms of cost savings and increased efficiency. Leads to such presentations are generated through existing contacts of management and marketing representatives and through attendance at and participation in specialized e-commerce and computer security trade shows. In the near term, this will be the preferred channel in order for us to have direct contact with our customers and to take their requirements into account when establishing future development plans.

     -   Channel Sales

         In order to penetrate the market for our products, we intend to set up a network of Value-Added Resellers in selected geographic areas and industrial sectors. VARs may include organizations like System Integrators or Transactions Software Suppliers, for whom we bring benefits to their clients and lower costs for the organizations. They will be selected by their ability to penetrate specific markets more easily than us. We believe major customers will act as VARs in their sector.

         Marketing representatives will promote our products within these two channels. The representatives will respond to queries and expressions of interest from early adopters of technology in order to generate implementation sites in the earliest timeframe possible. These early customers and distributors may have an impact on the product development schedule, as interfaces with their existing systems will be developed by us for the first few clients while their staff is being trained.

         The representatives will be supported by technical literature on specific topics such as:

         -   security,
         -   features and benefits,
         -   integration into current systems,
         -   openness of the architecture,
         -   future developments and
         -   implementation procedures.

         We expect the sales cycle will be from four to eight months in duration. The territory where most potential clients reside is expected to be in North America and in Western Europe. Three to five representatives will be hired during the next twelve months. Due to current market conditions, we have postponed starting to hire these representatives until the third quarter of 2001. We expect that the initial focus will be on direct customers and that VARs first will be selected on a geographical basis. Market research began in North America and Western Europe in the second quarter of 2000.

         We anticipate that the main expense factors for this marketing campaign will be for:

         -   personnel,
         -   participation in trade shows,
         -   travel and living expenses,
         -   Web site development and maintenance and
         -   literature preparation and distribution.

         For more information, please see "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

OUR PRODUCTS

         At this point in time, our products are not ready for commercial implementation. Our products will be specific implementations of our technology.

COMPETITION

         Multiplatform Development Environment. Currently, the main method to ensure portability of application from one platform to another is the Java language, developed by Sun Microsystems. Our technology is different in the sense that it does not constitute a language but a development environment. It can be implemented in applications where Java can but also in environments where the use of Java is not relevant or possible.

         Security Measures. We compete with a host of suppliers of security measures products and with internal systems developed by potential clients to prevent unauthorized access. Security measures include:

         -   Symmetrical key encryption algorithms such as DES;

         - Private and public key encryption algorithms such as RSA and Entrust;

         - Browser level protection such as secure socket layer offered by Netscape and Microsoft;

         - System level protection such as the secure electronic transaction developed by Visa and MasterCard and offered by the credit card industry and the banking system; and

         - Network level protection such as private networks and virtual private networks.

         Our technology provides security features for communication over the Internet, extranet or intranet as well as on private and public networks. Typically, our potential clients do not currently use the Internet to exchange data. They use various systems developed by them for their private purpose to circulate data on private networks. Alternatively, they circulate data on public data-only networks like the AT&T World Net.

         We offer a different approach to security. We combine all the intelligence and functionality to automatically perform secure, reliable Internet communications between any two application processes under our control. Our technology is based on common, accepted standards. We enable developers to implement secure communications channels, resistant to intrusion, without having to learn any individual standard, which may accelerate the creation of secure Internet applications.

         We know of no other supplier who has implemented this approach on PC environments. However, we cannot assure that competitive products do not exist or will not be developed or that our products will be saleable in the marketplace.

RESEARCH AND DEVELOPMENT

         We spent the following amounts during the periods mentioned on research and development activities:

                              YEAR ENDED DECEMBER 31,
                              -----------------------
                              2000              1999

                           $1,741,082        $  327,517

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

INTELLECTUAL PROPERTY PROTECTION

         We rely on trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of the core SOCHRYS(TM) Technology. We are registering trademarks in North America and in Europe to cover specific products described herein, as well as some graphic identification and the SOCHRYS name itself.

         We believe, but we cannot assure, that our SOCHRYS(TM) Technology and its implementation may be patentable. We are preparing a patent application covering its approach and preferred implementation. The initial patent applications will cover the U.S. and be expanded to other countries as and when we penetrate new markets. We are in the process of defining migration paths for the various products and developing schedules for that migration. This will define the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

         We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection. We also cannot assure that our technology does not infringe upon the intellectual property rights of others. In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected. For more information please see "Risk Factors; Proprietary Rights" below.

EMPLOYEES

         As of May 17, 2001, we had 11 full-time employees including 2 executive officers, 7 software developers and programmers, 1 in marketing and sales and 1 administrative staff. 10 of the employees are located in the Geneva, Switzerland office and 1 is located in Ottawa, Canada. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

RISK FACTORS

         Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of the these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

         OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS AND PROSPECTS DIFFICULT.

         Our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our revenue and income potential are unproven, and our business plan is constantly evolving. Because the Internet is constantly changing and software technology is constantly improving, we may need to modify our business plan to adapt to these changes. Companies in early stages of development, particularly companies in new and rapidly evolving computer technology and Internet industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

         WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATED LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE. UNLESS WE ARE ABLE TO GENERATE PROFITS AND POSITIVE CASH FLOW WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We incurred an operating loss of $2,932,430 and negative cash flow from operations of $1,937,835 during the year ended December 31, 2000. During the year ended December 31, 1999, we incurred an operating loss of $752,186 and negative cash flow from operations of $392,162. We expect operating losses and negative cash flow to continue for the foreseeable future and to increase significantly from current levels as we significantly increase expenditures for:

         -   sales and marketing,
         -   technology,
         -   infrastructure research and development and
         -   general business enhancement.

With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.

         Our financial statements for the year ended December 31, 2000 have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on these financial statements includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. Note 2(a) to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially from the going concern basis on which our financial statements were prepared.

         WE HAVE AN IMMEDIATE NEED FOR ADDITIONAL CAPITAL TO PROCEED WITH OUR BUSINESS PLAN. IF WE ARE UNABLE TO OBTAIN SUCH CAPITAL WE MAY BE UNABLE TO PROCEED WITH OUR BUSINESS PLAN AND WE MAY BE FORCED TO LIMIT OR CURTAIL OUR OPERATIONS.

         We have an immediate need for additional working capital to maintain our current operations and to proceed with our business plan. For a discussion of our capital requirements, see the disclosure in "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations." We currently do not have any commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to raise additional financing when needed, we may be unable to grow or maintain our current level of business operations and, in fact, we may be forced to limit or curtail our operations.

         THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Our future success depends, to a significant extent, on the continued services of our key technical personnel. Our loss of any of these key technical personnel most likely would have an adverse effect on our business. At present, we do not have any employment agreements with these personnel nor do we have key man life insurance on them. In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be materially adversely affected.

         THE MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS

         The market for our products and technology is highly competitive and subject to rapid change. We face competitive pressures from numerous actual and potential competitors. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors have substantial competitive advantages, including:

         -   longer operating histories,
         -   significantly greater financial, technical and marketing resources,
         -   greater brand name recognition and
         -   larger existing customer bases.

         These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their products or services. Services offered by existing and potential competitors may be perceived by users or advertisers as being superior to ours. We cannot assure that the Company will be able to compete.

         IF WE ARE UNABLE TO DEVELOP BRAND RECOGNITION, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES AND OUR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

         To attract customers we may have to develop a brand identity and increase public awareness of our technology and products. To increase brand awareness, we may advertise to the extent that we have adequate financial and other resources to do so. These activities may, however, not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our brands, which would have a material adverse effect on our results of operations.

         IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND IMPROVE OUR PRODUCTS AND SERVICES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         The market for Internet solutions and software products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or technology obsolete. Keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove difficult or impossible. Our failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our technology and products could harm our ability to attract and retain customers. If

         - we are not able to improve and expand our technology and products to keep them state-of-the-art or
         - current competitors or new market entrants succeed in developing and introducing new or enhanced technology and/or products superior to, or more effective than ours,

our business could be materially and adversely affected.

         WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE LOSS OF OUR RIGHTS, LOSS OF BUSINESS OR INCREASED COSTS.

         Our success and ability to compete depend, to a large degree, on our current technology and, in the future, technology that we might develop or license from third parties. To protect our technology, we enter into confidentiality and/or intellectual property agreements with our employees, consultants and suppliers. We also plan to rely on patent, trademark, trade secret, and copyright law.

         Despite these precautions, it may be possible for unauthorized third parties to copy or otherwise obtain and use our products, technology or proprietary information. In addition, effective patent, trademark, trade secret, and copyright protection may be unavailable or limited in certain foreign countries. We have registered trademarks in the United States and Canada and are in the process of registering trademarks in Europe. We are also preparing patent applications. Litigation may be necessary in the future:

         -   to enforce our intellectual property rights,
         -   to defend the validity of any patents that we may obtain,
         -   to protect our trade secrets or
         - to determine the validity and scope of the proprietary rights of others.

Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could impair our financial and business condition. Although currently we are not engaged in any form of litigation proceedings, in the future, we may receive notice of claims of infringement of other parties' proprietary rights. Such claims may involve internally developed technology or technology and enhancements that we may license from third parties. Moreover, although we sometimes may be indemnified by third parties against claims that licensed third-party technology infringes the proprietary rights of others, indemnity may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual. Any such claims could require us to spend time and money defending against them, and, if they were decided adversely to us, could cause us:

         -   to pay damages,
         -   to be subject to injunctions or
         - to halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which necessary technology will increase our costs and might not be available on reasonable terms.

         Moreover, we could be subject to claims for indemnification resulting from infringement claims made against our customers, which could increase defense costs and potential damages. We currently do not have liability insurance to protect against the risk that our technology or future licensed third-party technology infringes the proprietary rights of others. Any of these factors could have a materially adverse effect on our financial condition and business.

         IF OUR ELECTRONIC SECURITY DEVICES ARE BREACHED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         A key element of our technology and products is our Internet security feature. If anyone is able to circumvent our security measures, they could misappropriate proprietary information or cause interruptions or problems with hardware and software of customers using our products. Any such security breaches could significantly damage our reputation. In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches. We believe that the three-level architecture of our security system totally prevents security breaches. In the event that we are incorrect or future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

         WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES OR CHANGES.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to, existing laws or regulations relating to the Web could adversely affect our business. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the provision of our technology or products, our net sales and results of operations could be harmed. One or more states may seek to impose sales tax collection obligations on companies which engage in or facilitate the provision of services on the Internet. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from the provision of our products and technology. Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Freedom Act of 1998, imposes only a three-year moratorium ending on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

         OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE, AND MAY FLUCTUATE SIGNIFICANTLY.

         Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, future operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Factors that may cause operating results to fluctuate significantly include the following:

         -   new technology or products introduced by us or by our competitors;
         - the timing and uncertainty of sales cycles and seasonal declines in sales; and
         - general economic conditions, as well as economic conditions specific to users of our products and technology.

         OUR COMMON STOCK PRICE MAY BE VOLATILE.

         The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

         -   our quarterly results of operations;
         - the variance between our actual quarterly results of operations and predictions by stock analysts;
         - financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;
         - public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;
         - public reports concerning our products or technology or those of our competitors; and
         - the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

         In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of Internet-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our results of operations.

         THERE IS A LIMITED MARKET FOR OUR COMMON STOCK. IF A SUBSTANTIAL AND SUSTAINED MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR SHAREHOLDERS' ABILITY TO SELL THEIR SHARES MAY BE MATERIALLY AND ADVERSELY AFFECTED.

         Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board. There is only a limited market for our common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for our common stock does not develop, our shareholders ability to sell their shares may be materially adversely affected.

         SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE STOCK PRICE TO FALL.

         As of May 17, 2001, we had outstanding 12,612,924 shares of common stock of which approximately 9,564,001 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE NEAR FUTURE.

         Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future.

         OUR COMMON STOCK MAY BE DEEMED TO BE A "PENNY STOCK." AS A RESULT, TRADING OF OUR SHARES MAY BE SUBJECT TO SPECIAL REQUIREMENTS THAT COULD IMPEDE OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES.

         Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share. In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock". Penny stocks are stocks:

     i.  with a price of less than five dollars per share;

    ii.  that are not traded on a recognized national exchange;

   iii.  whose prices are not quoted on the NASDAQ automated quotation system ;
         or

    iv.  of issuers with net tangible assets less than

         - -$2,000,000 if the issuer has been in continuous operation for at least three years; or

         - -$5,000,000 if in continuous operation for less than three years, or

     v. of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

     i. to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

    ii. to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

   iii. to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

    iv. to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

         OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR VOTING STOCK. AS A RESULT, THEY EXERCISE SIGNIFICANT CONTROL OVER OUR BUSINESS AFFAIRS AND POLICY.

         As of May 17, 2001, our executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 47% of the outstanding common stock if they exercised all of the warrants held by them. These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

         WE EXPECT TO GENERATE SOME REVENUES AND INCUR SOME OPERATING EXPENSES OUTSIDE OF THE UNITED STATES. IF APPLICABLE CURRENCY EXCHANGE RATES FLUCTUATE OUR REVENUES AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

         We expect that some portion of our revenues will be based on sales provided outside of the United States. In addition, we expect that a significant portion of our operating expenses will be incurred outside of the United States. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to foreign currency. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

         OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND OUR RESULTS OF OPERATIONS.

         There are certain risks inherent in doing business on an international level, such as:

         - unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology that may limit sales sometime in the future;
         -   tariffs and other trade barriers;
         -   difficulties in staffing and managing foreign operations;
         -   longer payment cycles;
         -   problems in collecting accounts receivable;
         -   political instability;
         -   fluctuations in currency exchange rates;
         -   software piracy;
         - seasonal reductions in business activity during the summer months in Europe and elsewhere; and
         -   potentially adverse tax consequences.

Any of these factors could adversely impact the success of our international operations. One or more of such factors may impair our future international operations and our overall financial condition and business prospects.

OUR CORPORATE HISTORY

         We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures. We changed our name as follows:

         Date                               New Name
         ----                               --------
         February 3, 1992              American Gold Group Inc.
         August 26, 1992               American Group, Inc.
         December 23, 1993             Global Science Corp.
         August 9, 1999                Sochrys.com Inc.

         Our articles of incorporation were revoked by the State of Nevada effective January 1, 1996 for failure to file a list of officers and directors and pay the requisite filing fees. The State of Nevada reinstated our articles of incorporation on February 10, 1999.

         On February 24, 1999, we acquired certain mining property located in Fresno, California known as the Jack Thorn Property from Western Continental, Inc. for $27,500 worth of our common stock - 91,667 post reverse split shares.

         On April 6, 1999, we effected a reverse split of our issued and outstanding shares of common stock on a one-for-300 basis. All references to our shares of common stock in this registration statement retroactively give effect to this reverse split unless the text specifically indicates otherwise.

         On June 23, 1999, our former directors and the holders of a majority of our issued and outstanding shares of common stock, determined not to maintain the Jack Thorn Property and to write off the costs of acquiring the property.

         On August 3, 1999, our former directors and the holders of a majority of our issued and outstanding shares of common stock, approved the acquisition of 100% of the issued and outstanding shares of stock of Graph-O-Logic, S.A. for 8,459,000 shares of our common stock and warrants to purchase an aggregate of 2,000,000 shares over a four year period. 1,000,000 of the warrants are exercisable at $2.00 per share and the other 1,000,000 warrants are exercisable at $5.00 per share. In addition, Jean Pierre Hofman and Andre Hensler, two Executive Officers of Graph-O-Logic, S.A., were elected to our board of directors.

         We consummated the acquisition of Graph-O-Logic, S.A. on August 30, 1999 at which time all of our former executive officers and directors other than Messrs. Hofman and Hensler resigned and were replaced by a slate chosen by Graph-O-Logic, S.A.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         We maintain two offices. Our principal executive office is located at Route de Jussy 29, CH 1226 Thonex-Geneva, Switzerland; the telephone number is 41-22-869-2070. Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342; the telephone number is (404) 256-1963.

         Our Geneva offices are leased from a non-affiliated party for a period of three years beginning November 1, 1999 through October 31, 2002. The lease covers one floor and 8 spaces in the parking garage. The applicable annual charges are provided separately for each space rented:

                                                                ANNUAL      APPROX.                  APPROX.
                                                                RENTAL     US DOLLAR      LEASE     US DOLLAR
               SPACE       SPACE        RENT       UTILITIES     COST      EQUIVALENT    DEPOSIT    EQUIVALENT
              (Square     (Square      (Swiss       (Swiss      (Swiss                    (Swiss
              Meters)     Footage)     Francs)      Francs)     Francs)      (USD)       Francs)
-------------------------------------------------------------------------------------------------------------
2nd Floor       230        2,476       88,008        7,200      95,208       63,472      14,380       9,587

Garage       8 spaces       Not        16,800         Not       16,800       11,200
                                                                             ------                   -----
                         Applicable               Applicable
                                                                             74,672                   9,587
                                                                             ======                   =====

         Providing the terms and conditions of the lease have been met, the lease may be renewed yearly by written request six months prior to expiration. The termination of the lease may be considered with six-months' notice but subject to the regular fulfillment of the terms of the lease.

         Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month by month basis. The lease provides shared access to and usage of 1,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not presently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Marketing Information -- The principal U.S. market in which our common stock, (all of which are of one class, $.001 par value per share, is traded or will trade is in the over-the-counter market. Our stock is quoted on the OTC Bulletin Board and our symbol is "SOCH" Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low bid quotes of our common stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions.

                          MARKET PRICE OF COMMON STOCK

                                                       BID

            QUARTER ENDING                     HIGH             LOW
            --------------                     ----             ---

            1999
            January 1 to March 31*              0.01           0.001
            April 1 to April 6*                 0.01            0.01
            April 7 to June 30                 0.125           0.125
            July 1 to September 30             5.625           0.125
            October 1 to December 31            6.75            1.25

            2000
            January 1 to March 31               7.25            2.75
            April 1 to June 30                  7.25            2.00
            July 1 to September 30              5.80            3.00
            October 1 to December 31           3.207           1.375

            2001
            January 1 to March 31               2.50            1.30

----------
* Prior to the one-for-300 reverse split of the issued and outstanding shares of common stock effected on April 6, 1999.

(b) Holders -- There were approximately 143 holders of record of our common stock as of May 17, 2001, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 17, 2001 was 12,612,924 shares.

(c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of its present financial status and its contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

         During the quarter ended December 31, 2000, we did not issue any shares of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2000 and December 31, 1999. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this registration statement.

         Until we acquired our subsidiary, Graph-O-Logic, S.A., we had no material or substantive business operations. Since then, our business has been the business of the subsidiary. Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

PLAN OF OPERATIONS

         We are a development stage enterprise. As such, our historic results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2001. Our SOCHRYS(TM) Technology based products have not reached the stage of being saleable and we have yet to make a commercial sale. Our major initiatives through December 31, 2001 are:

         - completing the development of our SOCHRYS(TM) Technology based products; and
         - marketing the products and developing and improving product agents to perform specialized functions common to many e-commerce sites.

For more information, please see "Part 1. Item 1: Description of Business; Technology."

         MARKETING PLANS: We started the marketing process in the second quarter of 2000, with our primary focus being potential customers located in the United States and Western Europe. The potential customers are more fully described in "Part 1. Item 1: Description of Business; The Target Market." Marketing activities are multi-faceted.

         Marketing leads are being developed by direct identification of potential customers, through trade shows and through personal contacts of management and the marketing representatives. We expect to spend $100,000 in attending and exhibiting at trade shows through December 31, 2001. We anticipate that preparations of promotional literature, including technical evaluations of the products and testimonials from users of the products, and distribution of promotional literature at the trade shows and by direct mailings to the individuals identified as the decision makers and decision influencers will cost an additional $50,000.

         Marketing representatives, who will be compensated on a salary and commission basis, will then follow up these leads, with the objective of more fully explaining the products and their benefits to the potential customer. We estimate the cost of this initiative, including travel and sales support, to be $750,000.

         Pilot projects to demonstrate the utility and benefits of the products to the customer are expected to be funded at a break-even level by the customer.

         In summary, the marketing program is expected to cost between $900,000 and $1,000,000 through December 31, 2001.

         DEVELOPING AND IMPROVING PRODUCT AGENTS: While we direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of the products and additional product agents and improving existing ones. For more information please see "Part I. Item 1. Description of Business; Our SOCHRYS(TM) Technology."

         We will improve and further develop our products based upon responses we get from potential customers. The cost of developing these is primarily a function of the activity currently planned and thus will be subject to a high degree of control. We estimate that the cost of this continued research and development effort will be $1,500,000 through December 31, 2001. In addition, we expect to spend $900,000 on our general and administrative expenses through December 31, 2001.

         In the past, we obtained financing from the exercise of our Series A warrants and the proceeds from loans. Until such time as we generate sufficient revenues from the licensing of our software applications we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

         - debt instruments, including demand notes similar to those discussed below in "Liquidity and Capital Resources";
         -   private placements of common stock;
         - exercise of Series `B' warrants at an exercise price of $3.00 per share;
         - exercise of Series `C' warrants at an exercise price of $5.00 per share; or
         -   funding from potential clientele or future industry partners.

         There can be no assurance that any such financings can be obtained. In the event that we are not able to raise sufficient funds to conduct all of the foregoing activities, we will scale back the level of activities we undertake to match the funds available. In this regard, please see "Risk Factors; Immediate need for Additional Capital" in Item 1 above.

SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2000 and with respect to the consolidated balance sheets as at December 31, 2000 and 1999, are derived from our audited consolidated financial statements included at the end of this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes thereto.

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                     2000              1999
                                  ----------        ----------
        OPERATIONS DATA

Revenues                          $       --        $  168,371
Cost of consulting revenue                --            84,000
                                  ----------        ----------
                                          --            84,371

Research and development           1,741,082           327,517
General and administrative         1,040,168           429,835
Amortization                         117,720            58,696
Other expenses                        33,460            20,509
                                  ----------        ----------
Net loss                          $2,932,430        $  752,186

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                 2000                1999
                                             -----------         -----------
         FLOWS DATA

Net cash from (used in) operations           $(1,937,835)        $  (392,162)
Net cash used in investing activities           (179,397)           (216,276)
Net cash from financing activities             2,020,837             755,250
Effects of exchange rates on cash                (65,551)             17,760
                                             -----------         -----------
Net increase (decrease) in cash              $  (161,946)        $   164,572

      BALANCE SHEET DATA

Cash                                         $     9,682         $   171,628
Total current assets                              16,517             184,461
Fixed Assets                                     232,170             183,600
Total assets                                     301,297             394,989
Total current liabilities                      1,897,692             146,815
Stockholders' equity (deficiency)             (1,596,395)            248,174


RESULTS OF OPERATIONS

         In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

         To date, our principal operations have been conducted in Switzerland. Our revenues are earned in Swiss francs and our expenses are incurred in Swiss francs. Our financial statements have been conformed to US GAAP and presented in US dollars for purposes of this registration statement. The rates of exchange between the Swiss franc and US dollar set out below were used to convert the various financial statement balances from Swiss francs to US dollars. In the following tables we set forth:

         -   the rates of exchange for the US dollar, expressed in Swiss francs
             (CH), in effect at the end of each of the periods indicated;
         -   the average of the exchange rates in effect during such periods

                            YEARS ENDING DECEMBER 31

                                                2000          1999
             Rate at end of Period             1.61CH        1.60CH

             Average Rate During Period        1.69CH        1.50CH

THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

         REVENUE: We generated no revenues during the year ended December 31, 2000. This is down from the $168,371 we generated during the year ended December 31, 1999. During the year ended December 31, 1999 we provided consulting services to a related party. For more information on the related party, please see "Part I. Item 7. Certain Relationships and Related

Transactions". The services provided were not related to the development of SOCHRYS(TM) Technology based products. The decrease in revenues is a result of our shift of focus in August 1999 from providing consulting services to directing all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the Internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the year ended December 31, 2000, we spent $1,741,082, an increase of $1,413,565 (432%) in developing our Sochrys Technology, and implementing it into products. In addition, we continued to develop related software applications. During the year ended December 31, 1999 we spent $327,517 on research and development directed towards the early stages of our core technology. In August 1999 we made the strategic decision to direct all of our efforts towards the development of the software applications. We have significantly increased our research and development team. During the year ended December 31, 2000 we had an average of 22 people working directly on the project, compared to only 6 in the comparable period in 1999. This increase in staffing is the primary reason for the increase in research and development costs.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the year ended December 31, 2000 we spent $1,040,168 as compared to $429,835 during the year ended December 31, 1999. This increase of $610,333 (142%) is a reflection of our increased activity as we shifted our focus from a consulting service to research and development activities.

         AMORTIZATION: Amortization expense was $117,720 during the year ended December 31, 2000, an increase of $59,024, (101%), over the $58,696 charged to expense during the year ended December 31, 1999. This significant increase resulted from our acquisition of a significant quantity of computer equipment during the last 12 months.

         EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries is the Swiss franc. Accordingly, the assets and liabilities of these subsidiaries are included in the financial statements by translating them from Swiss francs to United States dollars at the exchange rates applicable at the end of reporting period. Revenues and expenses are translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the year ended December 31, 2000, we recorded translation losses of $40,401 compared to $11,837 in translation gains we recorded during the year ended December 31, 1999. This $52,238 difference relates predominantly to the increase in our assets and liabilities, which increased by approximately $1.7 million during the last 12 months, offset by a decline of approximately 13% in the value of the Swiss franc as compared to the US dollar.

         NET LOSS: We incurred a loss of $2,932,430 (($0.24) per share) for the year ended December 31, 2000, compared to a loss of $752,186 ($0.08 per share) for the year ended December 31, 1999. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

         -   identify clients willing to install beta sites for our products;
         - operate successfully these beta sites, integrating our technology into their operations;
         - modify the software applications based on the results of the beta site results;
         - license the software applications to a sufficient number of clients;
         - modify the successful software applications, over time, to provide enhanced benefits to existing users; and
         -   successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had negative working capital of $1,881,175 compared to positive working capital of $37,646 at December 31, 1999. This significant decrease in working capital resulted primarily from an increase in accounts payable and accrued liabilities and the indebtedness we incurred as a result of $880,000 in debt financing. We had $9,682 of cash on hand at December 31, 2000 compared to $171,628 at December 31, 1999.

         NET CASH FLOW FROM OPERATIONS: During the year ended December 31, 2000, we used $1,937,835 in operations, compared to using $392,162 during the year ended December 31, 1999. This increase in the use of cash from operations of $1,545,673 during the year ended December 31, 2000 is primarily the result of the $2,932,430 loss incurred during the year ended December 31, 2000 offset by $117,720 of amortization expenses and $876,875 of cash from changes to working capital accounts, most notably accounts payable and accrued liabilities.

         NET CASH USED IN INVESTING ACTIVITIES: During the year ended December 31, 2000, we invested $166,290 in computer equipment and office furniture and pledged as a cash collateral deposit on an operating lease a further $13,107. During the year ended December 31, 1999, we invested $189,348 in computer equipment and office furniture and pledged as a cash collateral deposit on an operating lease a further $26,928.

         NET CASH FROM FINANCING ACTIVITIES: During the year ended December 31, 2000, we raised a net of $1,178,000 by issuing 620,000 common shares pursuant to the exercise of 620,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $62,000. In addition we raised an additional $880,000 in unsecured demand notes that bear interest at 12%. Interest charges are accrued and capitalized and payable on demand. During the year ended December 31, 1999, we raised a net of $755,250 by issuing 395,000 common shares pursuant to the exercise of 395,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $34,750.

         Since Graph-O-Logic S.A. commenced operations in February 1995 through July 1999 we generated revenues from consulting contracts and used the funds in excess of that required to perform the consulting services to fund the development of the software applications. Since August 1999 we have directed our efforts towards the development of our products and other related software applications. In May 2000, we started to actively market our products.

         For information concerning our capital requirements see "Plan of Operations" above.


ITEM 7.  FINANCIAL STATEMENTS.

         For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Except as set out below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

         On March 1, 2000, we dismissed Crouch, Bierwolf and Chisholm as our certifying accountant and, on March 1, 2000, we retained KPMG LLP as our certifying accountant. Crouch's reports on our financial statements for the three months ended March 31, 1999 and the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

         The decision to engage KPMG as set forth above and to dismiss Crouch was approved by our board of directors.

         In connection with the audits of our financial statements for the three months ended March 31, 1999 and the fiscal years ended December 31, 1998 and 1997 and during the period commencing April 1, 1999 through February 29, 2000, there were no disagreements with Crouch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Crouch, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

         On March 1, 2000, our subsidiary, Graph-O-Logic S.A., dismissed Fiduciaire Bujard as its certifying accountant and on March 1, 2000, Graph-O-Logic S.A. retained KPMG LLP as its certifying accountant. Fiduciaire Bujard's reports on Graph-O-Logic S.A.'s financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

         The decision to engage KPMG as set forth above and to dismiss Fiduciaire Bujard was approved by the board of directors of Graph-O-Logic S.A.

         In connection with the audits of the financial statements of Graph-O-Logic S.A. for the fiscal years ended December 31, 1998, 1997 and 1996, and during the period commencing January 1, 1999 through February 29, 2000, there were no disagreements with Fiduciaire Bujard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Fiduciaire

Bujard, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

         On March 1, 2000, the Company's subsidiary, Sochrys Technologies S.A., dismissed Fiduciaire Bujard as its certifying accountant and on March 1, 2000, Sochrys Technologies S.A. retained KPMG LLP as its certifying accountant. Although Fiduciaire had been appointed the certifying accountant for Sochrys Technologies S.A., no reports have been prepared to date as Sochrys Technologies S.A. was incorporated August 23, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning our directors and executive officers:

Name                                Age              Position
Andre Hensler                       56      Chief Financial Officer and Director
Paul Claverie                       59      Secretary/Treasurer and Director

         ANDRE HENSLER has been a Director since August 3, 1999; our chief financial officer since October 12, 1999; and chief financial officer of Graph-O-Logic, S.A. since April 1995. He has experience in finance and strategic planning, developing and implementing financial and management control systems, and enhancing the reliability and timing of information for decision making. He also has had direct responsibility for mergers and acquisitions, cash management and foreign exchange operations, handling of commercial credits, capital markets and trade finance business. Since 1991, he has also been the managing director of a Swiss finance company. Earlier, he was First Vice-president of SBP Finance S.A., Vice President of Banque Paribas (Suisse) S.A. and held various positions of increasing responsibility with the Union Bank of Switzerland. He holds a bachelor's degree of commercial and business administration from Ecole Superieure de Commerce, Switzerland and a language degree from Cambridge University.

         PAUL CLAVERIE has been our secretary/treasurer and a director since October 12, 1999 and secretary/treasurer of Graph-O-Logic, S.A. since 1996. He has experience in corporate administration and finance. He is responsible for administrative management, human resources, planning, information systems and accounting operations. From 1995 to 1996, he was president of Minicom France S.A., a French software company. Previously, he held financial management positions of increasing responsibility at Tissus Lauer - Manufacture des Tapis de Cogolin S.A., where he was elected to the board and was named manager of its holding company, SEDI. Earlier, he was the chief financial officer at Cooperative Vinicole de Grimaud. Mr. Claverie holds a bachelors degree in commerce from the Ecole Superieure de Commerce et d'Administration in Marseille.

         JEAN PIERRE HOFMAN has resigned as Chairman, President, Chief Executive Officer and Director as of April 1, 2001, but until then had been a director since August 3, 1999; our chairman, president and chief executive officer since October 12, 1999 and chairman, president and chief executive officer of Graph-O-Logic, S.A., and its predecessors, since 1984. He oversaw key management and strategic decisions and played an important role in new product development strategy. Since 1996, he focused the research and development on creating our core technology. Previously, he managed the development and marketing of software, which used multi-thread, interoperable objects interfaced in a multi-windows environment. From 1970 to 1984, Mr. Hofman developed software as a consultant for such companies as L'Oreal, Volkswagen and the Diamond Stock Exchange of Antwerp. Mr. Hofman is a professional engineer from the INSEE Institute in Belgium.

         Directors are elected at the meeting of shareholders called for that purpose and hold office until the next shareholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table shows all the cash compensation paid or to be paid by us or Graph-O-Logic, S.A., as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer for such period in all capacities in which he served. No other executive officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                     Annual Compensation
                                     -------------------
       (a)             (b)        (c)          (d)          (e)          (f)           (g)           (h)           (i)
       ---             ---        ---          ---          ---          ---           ---           ---           ---
                                                           Other                    Securities                    All
Name and                                                   Annual     Restricted    Underlying       LTIP         Other
Principal                                                 Compensa-      Stock       Options/       Payouts     Compensa-
Position              Year     Salary($)     Bonus($)     tion ($)     Award ($)       SARs           ($)          tion
--------              ----     ---------     --------     --------     ---------       ----           ---          ----
Hofman, Jean          2000     $235,000            0             0            0             0            0             0
  Pierre              1999      $80,000                          0            0             0            0             0
Chairman, CEO &       1998      $51,000                          0            0             0            0             0
Pres.                 1997      $51,000                          0            0             0            0             0

         The following table sets forth information with respect to our chief executive officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year: OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     PERCENT OF TOTAL
                              OPTIONS/SARS        OPTIONS/SARS GRANTED TO        EXERCISE OR BASE
NAME                             GRANTED         EMPLOYEES IN FISCAL YEAR          PRICE ($/SH)        EXPIRATION DATE
----                             -------       ------------------------------      ------------        ---------------
Hofman, Jean Pierre                -0-                       -                           -                    -


         The following table sets forth information with respect to our chief executive officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                   SHARES                         UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/SARS
                                 ACQUIRED ON        VALUE            OPTIONS/SARS AT                     AT
NAME                             EXERCISE (#)    REALIZED ($)           FY-END (#)                   FY-END ($)
----                             ------------    ------------           ----------                   ----------
Hofman, Jean Pierre                 -0-              -0-                   -0-                          -0-

         The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                              Performance                Estimated Future Payouts under Non-Stock
                               Number of       or Other                   Price Based Plans.
                             Shares, Units    Period Until
                               or Other       Maturation or              Threshold        Target          Maximum
       Name                    Rights(#)        Payout                    ($ or #)       ($ or #)         ($ or #)
       ----                    ---------        ------                    --------       --------         --------
       (a)                       (b)             (c)                         (d)            (e)              (f)
Hofman, Jean Pierre              -0-

         Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

         There are no employment agreements between us and any of our executive officers. See "Part 1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of May 17, 2001, with respect to

         - any person known by us to own beneficially more than 5% of our common stock;

         - common stock beneficially owned by each of our officers and directors; and

         - the amount of common stock beneficially owned by our officers and directors as a group.

                                                                                Approximate Percent
Name & Address of                            Number of Shares                     of Common Stock
Beneficial Owner                            Beneficially Owned                    Outstanding  (1)
----------------                            ------------------                  ---------------------
Jean Pierre Hofman (3)(6)*                     3,400,000                                27.0%

Andre Hensler (4)(6)*                          3,500,000 (2)                            27.5%

Paul Claverie (4)(6)*                          3,500,000 (2)                            27.5%

Antoine Veit (5)(6)                            3,500,000 (2)                            27.5%

Waycross Corp. (6)                             3,400,000                                27.0%
29 Rue des Deux Communes
1226 Thonex-Geneva
Switzerland

Valdosta Corp. (7)                              2,400,000                               19.0%
P.O. Box 30592
Cayside, 2nd Floor, Harbour Drive
Georgetown, Grand Cayman
Cayman Islands, BWI


All Executive Officers and Directors
 As a Group  (three Persons)                   3,600,000 (6)(8)                         28.1%

----------------------------------------------------------------
*        Executive Officer and Director.

(1) Based upon 12,612,924 shares of common stock issued and outstanding as of May 17, 2001 and includes for each person the shares issuable upon exercise of the warrants owned by them.

(2) Includes 100,000 shares of common stock issuable to each of Messrs. Hensler, Claverie and Veit upon exercise of the warrants owned by them. Jean Pierre Hofman resigned as an officer and director as of April 1, 2001. Until then, he was an executive officer and director with an address at our Geneva, Switzerland office.

(3) Jean Pierre Hofman resigned as an officer and director as of April 1, 2001. Until then he was an executive officer and director with an address at our Geneva, Switzerland office.

(4) Our executive officer and/or director with an address at our Geneva, Switzerland office.

(5)      An employee of ours with an address at our Geneva, Switzerland office.

(6) Waycross Corporation is a corporation incorporated under the laws of the Cayman Islands. Jean Pierre Hofman, Andre Hensler, Paul Claverie and Antoine Veit have beneficial interests in Waycross Corporation. Accordingly, the 3,400,000 shares owned of record by Waycross Corporation have been included as beneficially owned by each of the foregoing individuals, and by all officers and directors and employees as a group.

(7) A portfolio management corporation incorporated under the laws of the Cayman Islands.

(8) Includes 100,000 shares of common stock issuable to each of Messrs. Hensler and Claverie upon exercise of the warrants owned by them.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended December 31, 2000, there were no related party transactions.

         During the year ended December 31, 1999, we received $168,371 for consulting services from Sochrys B.V. and we incurred $84,000 of research and development costs under the contract with Servitel N.V. Sochrys B.V. and Servitel N.V. are controlled by Jean Pierre Hofman, who was one of our executive officers, directors and principal shareholders at that time.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits

2.a.     Our Articles of Incorporation(1)

2.b.     Amendments to our Articles of Incorporation(1)

2.c.     Our By-Laws(1)

2.d. Translation summary of material terms of Articles of Incorporation for Graph-O-Logic S.A.(1)

2.e.     Articles of Incorporation of Sochrys Technologies Inc.(2)

2.f. Translation summary of material terms of Articles of Incorporation for Sochrys Technologies S.A.(2)

3.a.     Text of Common Stock Certificate(2)

4.a.     Text of Class A Warrants(1)

4.b.     Text of Class B Warrants(1)

4.c.     Text of Class C Warrants(1)

6.a.     Translation summary of Lease Agreement for Geneva Offices(1)

6.b. Consulting Agreement dated August 30, 1999 between us and Capital House A Finance and Investment Corporation.(1)

(1) Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999, and incorporated herein by reference.

(2) Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on October 10, 2000, and incorporated herein by reference.

         REPORTS OF FORM 8-K

         We did not file any reports on Form 8-K filed with the Commission during the last quarter of the fiscal year ended December 31, 2000.

         Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOCHRYS.COM INC.

                                     By:      /s/ Paul Claverie
                                              ---------------------------------
                                              Paul Claverie
                                              Chief Accounting Officer

Dated: May 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                   TITLE                             DATE
     ----------                   -----                             ----

/s/ Andre Hensler                 Chief Financial Officer,          May 18, 2001
-----------------------           Director
    Andre Hensler



/s/ Paul Claverie                 Chief Accounting Officer,         May 18, 2001
-----------------------           Director
    Paul Claverie

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Non-Reporting Issuers.

         NOT APPLICABLE.

                      Consolidated Financial Statements of



                                SOCHRYS.COM INC.

                        (A Development Stage Enterprise)



                      Years ended December 31, 2000 and 1999



                                                                                           Page
                                                                                           ----
Auditors' Report to the Board of Directors                                                  F-1

Consolidated Balance Sheets as at December 31, 2000 and 1999                                F-2

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999 and for the period from
August 3, 1999 to December 31, 2000                                                         F-3

Consolidated Statements of Changes in Shareholders' Equity
(Deficit) and Comprehensive Loss for the years ended December
31, 2000 and 1999                                                                           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and
1999 and for the period from August 3, 1999 to
December 31, 2000                                                                           F-5

Notes to Consolidated Financial Statements                                                  F-6

AUDITORS' REPORT TO THE BOARD OF DIRECTORS


We have audited the accompanying consolidated balance sheets of SOCHRYS.com Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and comprehensive loss and cash flows for the years then ended and the period from August 3, 1999 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOCHRYS.com Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended and the period from August 3, 1999 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, all of the Company's revenues have come from sales of services to related parties and its economic viability is dependent on its ability to finalize the development of its principal products, generate future external sales and finance future operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"KPMG LLP"

Chartered Accountants


Ottawa, Canada
April 16, 2001

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 2000, with comparative figures for 1999
(In U.S. dollars)

                                                                           2000                1999
                                                                           ----                ----
Assets

Current assets:
     Cash and cash equivalents                                         $     9,682         $   171,628
     Prepaid expenses                                                        6,835              12,833
                                                                       -----------         -----------
                                                                            16,517             184,461

Due from a related party (note 4)                                           12,575                --

Cash pledged as collateral for operating lease                              40,035              26,928

Fixed assets (note 5)                                                      232,170             183,600
                                                                       -----------         -----------
                                                                       $   301,297         $   394,989
                                                                       ===========         ===========

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                                  $   464,268         $    41,643
     Accrued liabilities                                                   553,424              99,994
     Promissory notes payable (note 6)                                     880,000                --
     Due to a related party (note 4)                                          --                 5,178
                                                                       -----------         -----------
                                                                         1,897,692             146,815

Shareholders' equity (deficiency) (note 7):
     Common stock ($0.001 par value.  Authorized 50,000,000
       shares; Issued and outstanding 12,612,924 shares in 2000
       and 11,992,924 shares in 1999)                                       12,612              11,992
     Additional paid-in capital                                          2,131,257             953,877
     Accumulated other comprehensive income (loss)                         (35,990)              4,411
     Deficit accumulated during the development stage                   (3,675,840)           (743,410)
     Retained earnings prior to entering development stage                  21,304              21,304
     Treasury stock (7,000 shares in 2000 and Nil in 1999
       at cost)                                                            (49,738)               --
                                                                       -----------         -----------
                                                                        (1,596,395)            248,174

Commitments and contingencies (note 13)
                                                                       -----------         -----------
                                                                       $   301,297         $   394,989
                                                                       ===========         ===========

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

Year ended December 31, 2000, with comparative figures for 1999
(In U.S. dollars)

                                                                                            Period from
                                                                                             August 3,
                                                                                              1999 to
                                                                                            December 31,
                                                      2000                 1999                 2000
                                                      ----                 ----                 ----
Consulting revenues (note 4)                      $         --         $    168,371         $         --

Cost of consulting revenues (note 4)                        --               84,000                   --
                                                  ------------         ------------         ------------
                                                            --               84,371                   --

Expenses:
     Research and development                        1,741,082              327,517            2,015,440
     General and administrative (note 8)             1,040,168              429,835            1,468,539
     Amortization                                      117,720               58,696              144,227
                                                  ------------         ------------         ------------
                                                     2,898,970              816,048            3,628,206

                                                  ------------         ------------         ------------
Operating loss                                       2,898,970              731,677            3,628,206

Other expenses:
     Interest                                           33,460                5,461               32,586
     Other                                                  --               15,048               15,048
                                                  ------------         ------------         ------------
                                                        33,460               20,509               47,634

                                                  ------------         ------------         ------------
Net loss                                          $  2,932,430         $    752,186         $  3,675,840
                                                  ============         ============         ============

Loss per common share - basic and
   diluted (note 9)                               $      (0.24)        $      (0.08)
                                                  ============         ============         ============

Weighted average common shares outstanding          12,428,897            9,843,135
                                                  ============         ============         ============

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Loss

Year ended December 31, 2000, with comparative figures for 1999
(In U.S. dollars)

                                                    Retained
                                                    earnings      Deficit
                                                    prior to    accumulated   Accumulated
                                         Common    Additional    entering       during         other
                                          stock     paid-in     development   development   comprehensive   Treasury
                              Number     amount     capital        stage         stage      income (loss)    stock         Total
                              ------     ------     -------        -----         -----      -------------    -----         -----
Balances at December 31,
  1998                         61,333   $     61  $    23,058   $    30,080   $        --    $    (7,426)  $      --   $    45,773

Issued for mining claims       92,591         92       27,408            --            --             --          --        27,500
Issued for cash             3,000,000      3,000       27,000            --            --             --          --        30,000
Reverse acquisition
 (note 3)                   8,459,000      8,459       21,541            --            --             --          --        30,000
Fair value of warrants
  issued to unrelated
  parties (note 8)                 --         --      130,000            --            --             --          --       130,000
Shares issued upon
 exercise of warrants         380,000        380      759,620            --            --             --          --       760,000
Share issuance costs               --         --      (34,750)           --            --             --          --       (34,750)
Comprehensive loss:
   Net loss                        --         --           --        (8,776)     (743,410)            --          --      (752,186)
   Currency translation
     adjustment                    --         --           --            --            --         11,837          --        11,837
                           ----------   --------  -----------   -----------   -----------    -----------   ---------   -----------
   Comprehensive loss                                                                                                     (740,349)

                           ----------   --------  -----------   -----------   -----------    -----------   ---------   -----------
Balances at December 31,
  1999                     11,992,924     11,992      953,877        21,304      (743,410)         4,411          --       248,174

Shares issued upon
 exercise of warrants         620,000        620    1,239,380            --            --             --          --     1,240,000
Share issuance costs               --         --      (62,000)           --            --             --          --       (62,000)
Acquisition of common
 stock                             --         --           --            --            --             --     (49,738)      (49,738)
Comprehensive loss:
   Net loss                        --         --           --            --    (2,932,430)            --          --    (2,932,430)
   Currency translation
     adjustment                    --         --           --            --            --        (40,401)         --       (40,401)
                           ----------   --------  -----------   -----------   -----------    -----------   ---------   -----------
   Comprehensive loss                                                                                                   (2,972,831)

                           ----------   --------  -----------   -----------   -----------    -----------   ---------   -----------
Balances at December 31,
  2000                     12,612,924   $ 12,612  $ 2,131,257   $    21,304   $(3,675,840)   $   (35,990)  $ (49,738)  $(1,596,395)
                           ==========   ========  ===========   ===========   ===========    ===========   =========   ===========

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Year ended December 31, 2000, with comparative figures for 1999
(In U.S. dollars)

                                                                                                         Period from
                                                                                                            August 3,
                                                                                                             1999 to
                                                                                                         December 31,
                                                                       2000              1999                   2000
                                                                       ----              ----                   ----
Cash flows from operating activities:
     Net loss                                                      $(2,932,430)        $(752,186)        $(3,675,840)
     Items not involving cash:
         Amortization of fixed assets                                  117,720            58,696             144,227
         Consulting fees (note 8)                                           --           130,000             130,000
     Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                --            39,520                  --
         Prepaid expenses                                                5,998           (12,833)             (6,835)
         Accounts payable                                              422,625           144,641             445,669
         Accrued liabilities                                           453,430                --             553,424
         Due to a related party                                         (5,178)               --              (5,178)
                                                                   -----------         ---------         -----------
     Net cash used in operating activities                          (1,937,835)         (392,162)         (2,414,533)

Cash flows from investing activities:
     Purchase of fixed assets                                         (166,290)         (189,348)           (293,810)
     Cash pledged as collateral for operating lease                    (13,107)          (26,928)            (40,035)
                                                                   -----------         ---------         -----------
     Net cash used in investing activities                            (179,397)         (216,276)           (333,845)

Cash flows from financing activities:
     Increase in due from a related party                               12,575                --              12,575
     Issuance of promissory notes                                      880,000                --             880,000
     Issuance of common stock                                        1,240,000           790,000           2,030,000
     Share issuance costs                                              (62,000)          (34,750)            (96,750)
     Acquisition of common stock                                       (49,738)               --             (49,738)
                                                                   -----------         ---------         -----------
     Net cash provided by financing activities                       2,020,837           755,250           2,776,087

Effects of exchange rates on cash and
   cash equivalents                                                    (65,551)           17,760             (52,826)
                                                                   -----------         ---------         -----------
Net increase (decrease) in cash and
   cash equivalents                                                   (161,946)          164,572             (25,117)

Cash and cash equivalents, beginning of period                         171,628             7,056              34,799
                                                                   -----------         ---------         -----------
Cash and cash equivalents, end of period                           $     9,682         $ 171,628         $     9,682
                                                                   ===========         =========         ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                      $    33,460         $      --
     Income taxes                                                           --                --
                                                                   ===========         =========         ===========

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


1.       GENERAL:

         SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to SOCHRYS.com Inc on August 9, 1999.

         Since August 3, 1999, the efforts of the Company have been devoted to the development of a high speed, highly secure method of transacting business using the internet. As of the date of these financial statements, no software applications were ready for commercial use. Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet. As the Company commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)  Basis of presentation:

              These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Sochrys.com Inc. and its wholly-owned subsidiaries, Sochrys Technologies Inc., Graph-O-Logic S.A., Sochrys Technologies S.A. and Evolusys S.A.

              The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $1,881,175, has incurred a loss of $2,932,430 for the year and has incurred negative cash flow from operations of $1,937,835. The Company expects to continue to incur operating losses for the foreseeable future.

              The Company expects to incur research and development expenditures of approximately $3,400,000 for the year ending December 31, 2001 and anticipates further growth in operations, infrastructure and personnel. The Company also anticipates growth in operating expenses to support its growth plans. The Company currently has no lines of credit or other financing facilities in place. In the event the Company cannot raise the funds necessary to fund its research and development activities, it will reduce its activities.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (a)  Basis of presentation (continued):

              All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

              In the longer term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its software, the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

         (b)  Principles of consolidation:

              The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Substantially all of the Company's assets and operations are located in Switzerland.

         (c)  Cash and cash equivalents:

              Cash and cash equivalents include liquid investments with original maturity dates of three months or less.

         (d)  Fixed assets:

              Fixed assets are stated at cost less accumulated amortization. Amortization is charged on a straight-line basis over the estimated useful lives of the assets as follows:

Asset                                                           Useful life
-----                                                           -----------
Furniture and equipment                                             3 years
Personal computers and purchased computer software                  3 years
--------------------------------------------------                  -------

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (d)  Fixed assets (continued):

              The Company regularly reviews the carrying values of its fixed assets by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down is charged to the statement of operations.

         (e)  Income taxes:

              Deferred income taxes are determined using the liability method, whereby deferred income tax is recognized on temporary differences using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences between the carrying values of assets or liabilities used for tax purposes and those used for financial reporting purposes arise in one period and reverse in one or more subsequent periods. In assessing the realizability of deferred tax assets, management considers known and anticipated factors impacting whether some portion or all of the deferred tax assets will not be realized. To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

         (f)  Research and development:

              Costs related to research, design and development of software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. To date, completion of a working model of the Company's product has not occurred. As a result, the Company has not capitalized any software development costs

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (g)  Foreign currency translation:

              The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly-owned subsidiaries, Graph-O-Logic S.A., Sochrys Technologies S.A. and Evolusys S.A. is the Swiss franc. Accordingly, their assets and liabilities are included in the financial statements by translating them into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows are translated at the average monthly exchange rates during the year. Translation gains or losses are accumulated as a separate component of shareholders' equity. Currency transaction gains or losses arising from transactions in currencies other than the Swiss franc are included in the statement of operations for each period.

         (h)  Revenue recognition:

              Consulting revenue, which includes revenue earned on a time and materials basis, is recognized on a percentage of completion basis as services are delivered.

         (i)  Comprehensive income:

              Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net earnings and currency translation adjustments and is presented in the statement of changes in shareholders' equity and comprehensive income. The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

         (j)  Stock-based compensation:

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock issued to employees and directors exceeded the exercise price.

              Stock-based instruments issued to unrelated parties are recorded at fair value as prescribed by SFAS 123, Accounting for Stock-Based Compensation.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (k)  Use of estimates:

              The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.


3.   REVERSE ACQUISITION:

         Effective August 3, 1999, the Company acquired 100% of the issued and outstanding shares of Graph-O-Logic. This transaction has been treated as a recapitalization of SOCHRYS by Graph-O-Logic, effectively as if Graph-O-Logic had issued shares for consideration equal to the net monetary assets of SOCHRYS.

         Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Graph-O-Logic. As such, the net assets of Graph-O-Logic have remained at their carrying value and the net assets of SOCHRYS.com Inc. have been recorded at their fair value.

         The fair value of the assets and liabilities of SOCHRYS.com Inc. acquired were as follows:

     Cash                                                    $      30,000
                                                             -------------

     Consideration given:
         Issuance of 8,459,000 common shares                 $      30,000
                                                             -------------


4.       TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

         The amount due from a related party is due from an officer of the Company, is non-interest bearing and has no terms of repayment.

         The amount due to a related party is due to an officer of the Company and has no terms of repayment.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


4.       TRANSACTIONS AND BALANCES WITH RELATED PARTIES (CONTINUED):

         Included in the statement of operations are the following amounts with respect to transactions with shareholders or related companies.

                                       2000            1999
Consulting services                $       --        $168,371
Cost of consulting services                --          84,000

         Transactions with related parties consist primarily of the provision of consulting services to Sochrys B.V. and consulting services from Servitel N.V., entities under common control.


5.       FIXED ASSETS:

                                                                             2000
                                                       Accumulated        Net book
                                         Cost          amortization         value
                                         ----          ------------         -----
Furniture and equipment               $ 148,325         $ (63,267)        $ 85,058
Computer hardware and software          302,668          (155,556)         147,112
                                      ---------         ---------         --------
                                      $ 450,993         $(218,823)        $232,170
                                      =========         =========         ========

                                                                            1999
                                                       Accumulated        Net book
                                         Cost          amortization         value
                                         ----          ------------         -----
Furniture and equipment               $  99,952         $ (13,825)        $ 86,127
Computer hardware and software          186,869           (89,396)          97,473
                                      ---------         ---------         --------
                                      $ 286,821         $(103,221)        $183,600
                                      =========         =========         ========


6.       PROMISSORY NOTES PAYABLE:

         The promissory notes payable bear interest at 12% per annum and are due on demand.


7.       SHARE CAPITAL:

         Prior to the acquisition (note 3), the Company effected a reverse split of its issued and outstanding common shares on a one-for-300 basis.

         The share capital and additional paid-in-capital have been restated to reflect the reverse split as if it had occurred on January 1, 1999.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


8.       WARRANTS:

         During 2000, 620,000 Series A warrants were exercised at $2.00 per warrant for 620,000 common shares. At December 31, 2000, there were no (1999 - 620,000) Series A warrants outstanding.

         During 1999, the Company issued 340,000 Series B warrants to directors, officers and employees and 390,000 Series B warrants to unrelated parties to purchase a total of 730,000 common shares at an exercise price of $3 per share. The Series B warrants are exercisable at any time and expire August 31, 2003. No compensation expense was recognized for the Class B warrants issued to directors, officers and employees as the exercise price was greater than their fair market value at the time of issuance. Included in general and administrative expenses is $nil (1999 - $130,000) of consulting fees which represents the fair value of the Series B warrants granted to unrelated parties and accounted for in accordance with SFAS No. 123.

         In connection with the reverse acquisition (note 3), the Company issued 1,000,000 Series C warrants to purchase 1,000,000 common shares at an exercise price of $5 per share. The Series C warrants expire August 31, 2003.

         At December 31, 2000, none of the Series B or C warrants had been exercised.

         The per share weighted-average fair value of warrants granted during 1999 was $0.34 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
         1999 expected dividend yield 0%, expected volatility 80%, risk-free interest rate of 5.5% and an expected life of 2.5 years.

         The Company applies APB Opinion No. 25 in accounting for warrants issued to directors, officers and employees and, accordingly, no compensation cost has been recognized for these warrants in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and basic net loss per share would have been reduced to the pro forma amounts indicated below.

                                                           2000            1999
                                                           ----            ----
Net loss     As reported                             $  (2,932,430)     $(752,186)
             Pro forma                                  (2,932,430)      (882,186)

Net loss per common share - basic and diluted
             As reported                             $       (0.24)     $   (0.08)
             Pro forma                                       (0.24)         (0.09)

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


9.       NET LOSS PER SHARE:

         As the Company incurred a net loss during the years ended December 31, 2000 and 1999, the loss per common share is based on the weighted average common shares outstanding. The following outstanding instruments could potentially dilute earnings per share for the periods presented:

                              2000             1999
                              ----             ----
Series A warrants               --          620,000
Series B warrants          730,000          730,000
Series C warrants        1,000,000        1,000,000

10.      FINANCIAL INSTRUMENTS:

         The carrying value of cash and cash equivalents, due from a related party, accounts payable, accrued liabilities and promissory notes payable approximate fair value due to the short maturity of these instruments.

11.      BENEFIT PLANS:

         The Company maintains a defined contribution pension plan for the benefits of its employees. This plan is maintained by an insurance company, and provides for benefit payments in the event of covered individual death, or invalidity.

         Company payments to the plan are determined and funded annually based upon the terms of the plan. Contributions under this plan amounted to $37,909 in 2000 (1999 - $19,230).

12.      INCOME TAXES:

         Income tax expense attributable to loss from continuing operations was $Nil and $Nil for the years ended December 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S., federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                                   2000              1999
                                                                   ----              ----
Income tax recovery based on "expected" tax recovery        $(1,026,350)        $(263,265)
Unrecognized loss carryforwards resulting
  in a change in the valuation allowance                      1,026,350           263,265
                                                            -----------         ---------
                                                            $        --         $      --
                                                            ===========         =========

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(In U.S. dollars)


12.      INCOME TAXES (CONTINUED):

         The tax effects of temporary differences that give rise to significant components of deferred tax assets include the following at December 31, 2000 and 1999:

                                                            2000              1999
                                                            ----              ----
Gross deferred tax assets being net operating
  loss carryforwards                                 $ 1,289,615         $ 263,265
Valuation allowance                                   (1,289,615)         (263,265)
                                                     -----------         ---------
                                                     $        --         $      --

13.      COMMITMENTS AND CONTINGENCIES:

         The Company leases equipment and office space under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2000.


2001         186,200
2002         144,300
2003          46,600
2004          74,600
            --------
            $451,700
            --------

         Rent expense for 2000 was $144,285 (1999 - $31,222).


14.      COMPARATIVE FIGURES:

         Certain comparative figures for 1999 have been reclassified to conform with the financial statement presentation adopted for 2000.