Form 10QSB
period 2001-03-31
SOCHRYS COM INC
filed 2001-05-22
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                 Issuers' telephone number: 011-41-22-869-2070
                                           -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]


12,612,924 Shares of the registrant's Common Stock were outstanding as of May 14, 2001


Transitional Small Business Disclosure Format: Yes [ ]  NO [X]



                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     MARCH 31,            DECEMBER 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
                                  ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                                 $     1,927           $     9,682
          Other current assets                                                            7,927                 6,835
                                                                                    -----------           -----------
                                                                                          9,854                16,517
     Fixed assets (at cost, net of accumulated amortization)                            193,851               232,170
     Other long-term assets                                                              48,752                52,610
                                                                                    -----------           -----------
              Total assets                                                          $   252,457           $   301,297
                                                                                    ===========           ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Accounts payable and accrued liabilities                                  $ 1,472,462           $ 1,017,692
          Promissory notes payable                                                    1,072,000               880,000
                                                                                    -----------           -----------
              Total liabilities                                                       2,544,462             1,897,692
     SHAREHOLDERS' EQUITY:
      Common stock, ($0.001 par value.  Authorized 50,000,000 shares);
      Issued and outstanding 12,612,924 shares at March 31, 2001 and
        December 31, 2000                                                                12,612                12,612
      Additional paid in capital                                                      2,131,257             2,131,257
      Accumulated other comprehensive income (loss)                                       3,161               (35,990)
     Deficit accumulated during the development stage                                (4,410,602)           (3,675,840)
     Retained earnings prior to entering development stage                               21,304                21,304
     Treasury stock (7,000 shares at March 31, 2001 and December 31, 2000)              (49,738)              (49,738)
                                                                                    -----------           -----------
              Total shareholders' equity                                             (2,292,006)           (1,596,395)
                                                                                    -----------           -----------
     Total liabilities and shareholders' equity                                     $   252,457           $   301,297
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

                                                                                                                    PERIOD FROM
                                                                                                                       AUGUST 3,
                                                                                                                    1999 TO MARCH
                                                                                                                      31, 2001
                                                                           2001                   2000                (NOTE 1)
                                                                           ----                   ----                --------
 Revenues
      Consulting revenues                                               $       --             $       --           $         --
      Software revenues                                                         --                     --                     --
                                                                      ------------           ------------           ------------
 Total Revenues                                                                 --                     --                     --
 Operating expenses
      Research and development                                             508,590                287,666              2,524,030
      General and administrative                                           163,269                207,727              1,631,808
      Interest and foreign currency translations gains                      35,563                    250                 83,197
      Amortization                                                          27,340                 30,486                171,567
                                                                      ------------           ------------           ------------
                                                                           734,762                526,129              4,410,602
 Net loss                                                             $   (734,762)          $   (526,129)          $ (4,410,602)
                                                                      ============           ============           ============
 Loss per share                                                       $      (0.06)          $      (0.04)
                                                                      ============           ============
 Weighted average number of common shares outstanding during
 period                                                                 12,612,924             12,076,757
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



                                                                                                  PERIOD FROM
                                                                                                   AUGUST 3,
                                                                                                    1999 TO
                                                                                                   MARCH 31,
                                                                                                     2001
                                                                  2001             2000            (NOTE 1)
                                                                  ----             ----            --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (734,762)     $  (526,129)     $(4,410,602)
   Adjustments to reconcile net loss to net cash used in
      Operating activities:
   Amortization of fixed assets                                    27,340           30,486          171,567
   Consulting fees                                                     --               --          130,000
   Increase (decrease) in cash resulting from changes in:
   Prepaid and other current assets                                (1,092)        (167,973)          (7,927)
   Due to a related party                                           3,858               --           (1,320)
   Accounts payable and accrued liabilities                       454,770          183,646        1,453,863
                                                              -----------      -----------      -----------
   Net cash used in operating activities                         (249,886)        (479,970)      (2,664,419)
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                       (5,334)         (46,997)        (299,144)
   Cash pledged as collateral for operating lease                      --               --          (40,035)
                                                              -----------      -----------      -----------
   Net cash used in investing activities                           (5,334)         (46,997)        (339,179)
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in due from related party                                  --               --           12,575
   Issuance of common shares                                           --          550,000        2,030,000
   Share issuance costs                                                --          (27,775)         (96,750)
   Redemption of common stock                                          --               --          (49,738)
   Issuance of promissory notes                                   192,000               --        1,072,000
                                                              -----------      -----------      -----------
   Net cash provided by financing activities                      192,000          522,225        2,968,087
   Effects of exchange rates on cash and cash equivalents          55,465           36,198            2,639
                                                              -----------      -----------      -----------
   Net Increase (decrease) in cash and cash equivalents            (7,755)          31,456          (32,872)
   Cash and cash equivalents:
   Beginning of period                                              9,682          171,628           34,799
                                                              -----------      -----------      -----------
   End of Period                                              $     1,927      $   203,084      $     1,927
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                       --               --               --
        Income taxes                                                                    --               --

   See accompanying notes to unaudited interim period consolidated condensed financial statements.

                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

       SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to SOCHRYS.com Inc. on August 3, 1999.

       Since August 3, 1999, the efforts of the Company have been devoted to the development of a software technology that provides a multi-platform development environment and facilitates secure communications on the internet. As of the date of these financial statements, no software applications were ready for commercial use. Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet. The Company also conducted research and development on its core technology.

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2001. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2000.

       Since August 1999 the efforts of the Company have been devoted to the development of it technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

       The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $2,534,608, has incurred a loss of $734,762 for the quarter and has incurred negative cash flow from operations of $249,886. The Company expects to continue to incur operating losses for the foreseeable future.

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

                                                                           Pg. 5

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


       Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2001 the Company's net loss and comprehensive income were $731,600.

       FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is not a party to any transactions that are contemplated by FAS 133.

2.     Foreign Currency Translation

THE REPORTING CURRENCY FOR THE FINANCIAL STATEMENTS OF THE COMPANY IS THE UNITED STATES DOLLAR. THE FUNCTIONAL CURRENCY FOR THE COMPANY'S WHOLLY OWNED SUBSIDIARIES, GRAPH-O-LOGIC S.A., SOCHRYS TECHNOLOGIES S.A. AND EVOLUSYS S.A. IS THE SWISS FRANC. ACCORDINGLY, THEIR ASSETS AND LIABILITIES ARE INCLUDED IN THE FINANCIAL STATEMENTS BY TRANSLATING THEM IN THE REPORTING CURRENCY AT THE EXCHANGE RATES APPLICABLE AT THE END OF THE REPORTING PERIOD. THE STATEMENTS OF OPERATIONS AND CASH FLOWS ARE TRANSLATED AT THE AVERAGE MONTHLY EXCHANGE RATES DURING THE REPORTING PERIOD. TRANSLATION GAINS OR LOSSES ARE ACCUMULATED AS A SEPARATE COMPONENT OF SHAREHOLDERS' EQUITY. CURRENCY TRANSACTION GAINS OR LOSSES ARISING FROM TRANSACTIONS IN CURRENCIES OTHER THAN THE SWISS FRANC ARE INCLUDED IN THE STATEMENT OF OPERATIONS FOR EACH PERIOD.


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

We are a software development company focused on developing and commercializing products based on our technology that provides a multi-platform development environment and facilitates secure communications on the internet.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUE: We generated no revenues during the three months ended March 31, 2001, nor did we generate any revenues during the three months ended March 31, 2000. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended March 31, 2001 we spent $508,590, an increase of $220,924 (77%) over the $287,666 we spent during the three months ended March 31, 2000, developing our software applications. During the three months ended March 31, 2001 we had an average of 27 people working directly on the project, compared to 20 in the comparable period in 2000. This increase in staffing is the primary reason for the increase in research and development costs.

                                                                           Pg. 7

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended March 31, 2001 we spent $163,269 as compared to $207,727 during the three months ended March 31, 2000. This decrease of $44,458 (21%) is a reflection of our efforts to consolidate our administrative activities.

NET LOSS: We incurred a loss of $734,762 ($0.06 per share) for the three months ended March 31, 2001, compared to $526,129 ($0.04 per share) for the three months ended March 31, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

-       complete the development of products based on our technology;

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

SOURCES OF CAPITAL: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our core technology. Since then, we have directed all of our efforts to developing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of equity, primarily from the exercise of the warrants we issued in August 1999. During the three months ended March 31, 2001 we issued $192,000 of 12% demand notes to partially fund operations.

USES OF CAPITAL: Since commencing operations in February 1995 through July 1999 we generated revenues from consulting contracts and used the funds in excess of that required to perform the consulting services to fund the development of the software applications. Since August 1999 we have directed our efforts towards the development of our software applications. In May 2000, we started to actively market our software applications.

                                                                            Pg.8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

Jean Pierre Hofman resigned as Chairman, President and Chief Executive Officer and Director as of April 1, 2001.

         (b)      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

NONE

                                                                           Pg. 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.


                                    By:  /s/ PAUL CLAVERIE
                                         ----------------------------------
                                         Paul Claverie
                                         Chief Accounting Officer


Dated: May 18, 2001




                                                                          Pg. 10