Form 10QSB
period 2001-06-30
SOCHRYS COM INC
filed 2001-08-22
CIK 1100644

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  ----------

                                 FORM 10-QSB

                                  ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

12,612,924 Shares of the registrant's Common Stock were outstanding as of August 20, 2001

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,               DECEMBER 31,
                                                                                   2001                    2000
                                                                                -----------             -----------
                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $     9,752             $     9,682
     Other current assets                                                            25,249                   6,835
                                                                                -----------             -----------
                                                                                     35,001                  16,517
Fixed assets (at cost, net of accumulated amortization)                              15,279                 232,170
Other long-term assets                                                               21,963                  52,610
                                                                                -----------             -----------
         Total assets                                                           $    72,243             $   301,297
                                                                                ===========             ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $ 1,862,578             $ 1,017,692
     Promissory notes payable                                                     1,072,000                 880,000
                                                                                -----------             -----------
         Total liabilities                                                        2,934,578               1,897,692

SHAREHOLDERS' EQUITY:
 Common stock, ($0.001 par value.  Authorized 50,000,000 shares);
 Issued and outstanding 12,612,924 shares at June 30, 2001 and
   December 31, 2000                                                                 12,612                  12,612
 Additional paid in capital                                                       2,131,257               2,131,257
 Accumulated other comprehensive income (loss)                                       26,533                 (35,990)
Deficit accumulated during the development stage                                 (5,004,303)             (3,675,840)
Retained earnings prior to entering development stage                                21,304                  21,304
Treasury stock (7,000 shares at June 30, 2001 and December 31, 2000)                (49,738)                (49,738)
                                                                                -----------             -----------

         Total shareholders' equity                                              (2,862,335)             (1,596,395)
                                                                                -----------             -----------


Total liabilities and shareholders' equity                                      $    72,243             $   301,297
                                                                                ===========             ===========

See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
            AND THE PERIOD FROM AUGUST 3, 1999 THROUGH JUNE 30, 2001
                                   (UNAUDITED)


                                                   THREE MONTHS                        SIX MONTHS                 PERIOD FROM
                                                      ENDED                               ENDED                AUGUST 3, 1999 TO
                                                     JUNE 30,                            JUNE 30,                 JUNE 30, 2001
                                              2001              2000              2001              2000            (NOTE 1)
                                          ------------      ------------      ------------      ------------      ------------
Revenues
     Consulting revenues                  $         --      $         --      $         --      $         --      $         --
     Software revenues                              --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
Total Revenues                                      --                --                --                --                --

Operating expenses (income):
     Research and development                  322,352           422,769           830,942           710,435         2,846,382
     General and administrative                216,135           295,608           379,404           503,335         1,847,943
     Interest and foreign currency              35,083             3,785            70,646             4,035           118,280
translations gains
     Depreciation                               17,916            23,687            45,256            54,173           189,483
     Loss on disposal of fixed assets            2,215                --             2,215                --             2,215
                                          ------------      ------------      ------------      ------------      ------------
                                               593,701           745,849         1,328,463         1,271,978         5,004,303

Net loss                                  $   (593,701)     $   (745,849)     $ (1,328,463)     $ (1,271,978)     $  5,004,303
                                          ============      ============      ============      ============      ============

Loss per share                           $      (0.05)     $      (0.06)     $      (0.11)     $      (0.10)
                                         ============      ============      ============      ============

Weighted average number of common
shares outstanding during period            12,612,924        12,415,980        12,612,924        12,247,344
                                          ============      ============      ============      ============

See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
             AND THE PERIOD FROM AUGUST 3, 1999 ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                      SIX                          PERIOD FROM
                                                                                     MONTHS                       AUGUST 3, 1999
                                                                                     ENDED                              TO
                                                                                    JUNE 30,                      JUNE 30, 2001
                                                                            2001                 2000                (NOTE 1)
                                                                        -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(1,328,463)          $(1,271,979)          $(5,004,303)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:

Depreciation of fixed assets                                                 45,256                54,173               189,483
Consulting fees                                                                                                         130,000
Loss on sale of fixed assets                                                  2,215                                       2,215
Increase (decrease) in cash resulting from changes in:

Current assets                                                              (18,414)              (46,121)              (25,249)
Accounts payable and accrued liabilities                                    844,886               397,109             1,843,979
                                                                        -----------           -----------           -----------

Net cash used in operating activities                                      (454,520)             (866,817)           (2,863,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                                   (10,770)             (152,830)             (304,580)
Proceeds on sale of fixed assets                                            167,233                                     167,233
Cash pledged as collateral for operating lease                               30,647              (112,210)               (1,991)
                                                                        -----------           -----------           -----------

Net cash provided by (used in) investing activities                         187,110              (265,040)             (139,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                        --             1,240,000             2,030,000
Share issuance costs                                                                              (62,000)              (96,750)
Redemption of common stock                                                       --                    --               (49,738)
Issuance of promissory notes                                                192,000                    --             1,072,000
                                                                        -----------           -----------           -----------
Net cash provided by (used in) financing activities                         192,000             1,178,000             2,955,512

Effects of exchange rates on cash and cash equivalents                       75,480                (9,477)               22,654
                                                                        -----------           -----------           -----------
Net increase (decrease) in cash and cash equivalents                             70                36,665               (25,047)
Cash and cash equivalents:

Beginning of period                                                           9,682               171,628                34,799
                                                                        -----------           -----------           -----------
End of Period                                                           $     9,752           $   208,293           $     9,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                           $        --           $        --           $        --
     Income taxes                                                       $        --           $        --           $        --


                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

         The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2001. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2000.

         Since August 1999 the efforts of the Company have been devoted to the development of its technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $2,899,577, and has incurred a loss of $1,328,463 and negative cash flow from operations of $454,520 for the six months ended June 30, 2001. The Company expects to continue to incur operating losses for the foreseeable future.

         In light of current economic conditions, the Company has reduced its planned research and development expenditures to approximately $1,000,000 for the year ending December 31, 2001. The Company has decided to focus its research and development efforts on a few specific elements of its technology and on bringing some related products to market. The Company anticipates further growth in operations, infrastructure and personnel subject to arranging sufficient financing. The Company also anticipates growth in operating expenses to support its growth plans. The Company currently has no lines of credit or other financing facilities in place. In the event the Company cannot raise the funds necessary to fund its research and development activities, it will reduce its activities.


                                                                           Pg. 5

         All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the private placement of equity and renegotiating the repayment terms and/or conversion into equity of accounts payable, accrued liabilities and promissory notes payable. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

         In the longer term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its software, the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

         Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2001 the Company's net loss and comprehensive income were $570,329 and $1,265,940, respectively.

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

2.       Foreign Currency Translation

         The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly owned subsidiaries, Graph-O-Logic S.A. and Sochrys Technologies S.A., is the Swiss franc. Accordingly, their assets and liabilities are included in the financial statements by translating them in the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows are translated at the average monthly exchange rates during the reporting period. Translation gains or losses are accumulated as a separate component of shareholders' equity. Currency transaction gains or losses arising from transactions in currencies other than the Swiss franc are included in the statement of operations for each period.


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

     -    the average of the exchange rates in effect during such periods.

                                                             2001      2000
                                                             ----      ----
          Rate at June 30                                   0.5577    0.6109
          Average rate for six months ended June 30         0.5874    0.6059
          Average rate for three months ended June 30       0.5721    0.5974

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

REVENUE: We generated no revenues during the three months ended June 30, 2001, nor did we generate any revenues during the three months ended June 30, 2000. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended June 30, 2001 we spent $322,352 a decrease of $100,417 (24%) over the $422,769 we spent during the three months ended June 30, 2000, developing our software applications. During the three months ended June 30, 2001 we had an average of 16 people working directly on the project, compared to 27 in the comparable period in 2000. This decrease in staffing is the primary reason for the decrease in research and development costs.


                                                                           Pg. 7

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended June 30, 2001 we spent $216,135 as compared to $295,608 during the three months ended June 30, 2000. This decrease of $79,473 (27%) is a reflection of our efforts to consolidate our administrative activities.

NET LOSS: We incurred a loss of $593,701 ($0.05 per share) for the three months ended June 30, 2001, compared to $745,849 ($0.06 per share) for the three months ended June 30, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000.

REVENUE: We generated no revenues during the six months ended June 30, 2001, nor did we generate any revenues during the six months ended June 30, 2000. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the six months ended June 30, 2001 we spent $830,942, an increase of $120,507 (17%) over the $710,435 we spent during the six months ended June 30, 2000, developing our software applications. An increase in consulting fees during the first three months of the six month period ended June 30, 2001 is the primary reason for the increase in research and development costs. During the six months ended June 30, 2001 we had an average of 21 people working directly on the project, compared to 27 in the comparable period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the six months ended June 30, 2001 we spent $379,404 as compared to $503,335 during the six months ended June 30, 2000. This decrease of $123,931 (25%) is a reflection of our efforts to consolidate our administrative activities.

NET LOSS: We incurred a loss of $1,328,463 ($0.11 per share) for the six months ended June 30, 2001, compared to $1,271,978 ($0.10 per share) for the six months ended June 30, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since inception we have funded our operations from private placements of debt and of equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as


                                                                           Pg. 8
we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses.

SOURCES OF CAPITAL: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our core technology. Since then, we have directed all of our efforts to developing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of debt and of equity, primarily from the exercise of the warrants we issued in August 1999. During the six months ended June 30, 2001 we issued $192,000 of 12% demand notes to partially fund operations.

USES OF CAPITAL: Since August 1999 we have directed our efforts towards the development of our software applications. In May 2000, we started to actively market our software applications.


                                                                           Pg. 9

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

NONE

(b)      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.

                                             By:      /s/   Andre Maisonneuve
                                                      ------------------------
                                                      Andre Maisonneuve
                                                      Executive Vice President

Dated:       August 20, 2001


                                                                          Pg. 11