Form 10QSB
period 2001-09-30
SOCHRYS COM INC
filed 2001-11-19
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



                48 Hackett Street, Ottawa, Ontario Canada K1V 0P5
                -------------------------------------------------
                    (Address of principal executive offices)
                     Issuers' telephone number: 613-293-4077


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]


15,427,555 shares of the registrant's Common Stock were outstanding as of November 15, 2001


Transitional Small Business Disclosure Format: Yes [ ] NO [ X ]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                 2001            2000
                                                                            -------------    -------------
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $       796      $     9,682
     Other current assets                                                             --            6,835
                                                                             -----------      -----------
         Total current assets                                                        796           16,517

Fixed assets (at cost, net of accumulated depreciation)                              504          232,170
Other long-term assets                                                                --           52,610
                                                                             -----------      -----------
         Total assets                                                        $     1,300      $   301,297
                                                                             ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                $   147,469      $ 1,017,692
      12% demand notes payable                                                        --          880,000
                                                                             -----------      -----------
         Total liabilities                                                       147,469        1,897,692
                                                                             -----------      -----------




SHAREHOLDERS' DEFICIENCY:

 Common stock, ($0.001 par value.  Authorized 50,000,000 shares;
  Issued and outstanding  15,427,555 shares at September 30, 2001 and
  12,612,924 shares at December 31, 2000)                                         15,427           12,612
 Additional paid in capital                                                    4,380,147        2,131,257
 Accumulated other comprehensive income (loss)                                    24,979          (35,990)
Deficit accumulated during the development stage                              (4,538,288)      (3,675,840)
Retained earnings prior to entering development stage                             21,304           21,304
Treasury stock (7,000 shares at September 30, 2001 and December 31, 2000         (49,738)         (49,738)
                                                                             -----------      -----------


         Total shareholders' deficiency                                         (146,169)      (1,596,395)
                                                                             -----------      -----------


Total liabilities and shareholders' deficiency                               $     1,300      $   301,297
                                                                             ===========      ===========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR
           THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
          AND THE PERIOD FROM AUGUST 3, 1999 THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                   THREE MONTHS                         NINE MONTHS               PERIOD FROM
                                                       ENDED                               ENDED                AUGUST 3, 1999 TO
                                                    SEPTEMBER 30,                       SEPTEMBER 30,              SEPTEMBER 30,
                                                2001             2000              2001              2000         2001 (NOTE 1)
                                             -----------     ------------      ------------      ------------   -----------------
Revenues
     Consulting revenues                     $        --     $         --      $         --      $         --      $        --
     Software revenues                                --               --                --                --               --
                                             -----------     ------------      ------------      ------------      -----------

Total Revenues                                        --               --                --                --               --


Operating expenses:
     Research and development                     93,093          531,828           924,035         1,242,263        2,939,475
     General and administrative                   85,821          225,244           465,226           728,579        1,933,765
     Interest and foreign currency
     translation gains                            32,112            9,530           102,757            13,564          150,391
     Depreciation                                     --           31,747            45,256            85,920          189,484
     Loss on disposal of fixed assets
     (Note 3)                                     81,932               --            84,147                --           84,147
                                              -----------     ------------      ------------      ------------      -----------

Loss before extraordinary gain                   292,958          798,349         1,621,421         2,070,326        5,297,262
Extraordinary gain on settlement of
debts (Note 4)                                   758,974               --           758,974                --          758,974
                                             -----------     ------------      ------------      ------------      -----------


Net income (loss)                            $   466,016     $   (798,349)     $   (862,447)     $ (2,070,326)     $(4,538,288)
                                             ===========     ============      ============      ============      ===========

Income (loss) per share                      $      0.04    $       (0.06)     $      (0.07)     $     (0.17)
                                             ===========     ============      ============      ============

Weighted average number of common shares
outstanding during period                     12,704,705       12,612,924        12,643,854        12,730,543
                                             ===========     ============      ============      ============

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
          AND THE PERIOD FROM AUGUST 3, 1999 THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                   PERIOD FROM
                                                                                                    AUGUST 3,
                                                                             NINE                    1999 TO
                                                                            MONTHS                  SEPTEMBER
                                                                             ENDED                  30, 2001
                                                                         SEPTEMBER 30,              (NOTE 1)
                                                                     2001             2000         -----------
                                                                   ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(862,447)     $(2,070,326)     $(4,538,286)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
Depreciation of fixed assets                                          45,256           85,920          189,484
Extraordinary gain on settlement of debts                           (758,974)              --         (758,974)
Consulting fees                                                           --               --          130,000
Loss on disposal of fixed assets                                      84,147               --           84,147
Increase (decrease) in cash resulting from changes in:
Other current assets                                                   6,835          (49,496)          (5,178)
Accounts payable and accrued liabilities                             986,522          410,610        2,007,758
                                                                   ---------      -----------      -----------

Net cash used in operating activities                               (498,661)      (1,623,292)      (2,891,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                             (10,770)        (143,742)        (304,580)
Proceeds on sale of fixed assets                                     167,233               --          167,233
Cash pledged as collateral for operating lease                        52,610         (104,511)          (9,568)
                                                                   ---------      -----------      -----------



Net cash derived from (used in) investing activities                 186,930         (248,253)        (146,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of share issuances                                               --        1,240,000        2,030,000
Share issuance costs                                                      --          (62,000)         (96,750)
Redemption of common stock                                                --               --          (49,738)
Issuance of promissory notes                                         192,000          585,000        1,072,000
                                                                   ---------      -----------      -----------
Net cash provided by financing activities                            192,000        1,763,000        2,955,512

Effects of exchange rates on cash and cash equivalents                88,702          (27,417)          48,451
                                                                   ---------      -----------      -----------
Net decrease in cash and cash equivalents                             (8,886)        (135,962)         (34,003)
Cash and cash equivalents:
Beginning of period                                                    9,682          171,628           34,799
                                                                   ---------      -----------      -----------
End of Period                                                      $     796      $    35,666      $       796
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                      $      --      $        --      $        --
     Income taxes                                                  $      --      $        --      $        --

   See accompanying notes to unaudited interim period consolidated condensed financial statements


                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             for the three and nine months ended September 30, 2001
                                   (Unaudited)

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

       The Company has rationalized its business activities by closing down its operations in Geneva Switzerland. The Swiss subsidiaries were placed in bankruptcy during the three months ending September 30, 2001. As a result the Company has reported an extraordinary gain of $758,974 and a loss on disposal of fixed assets of $81,932. Research and development activities are now undertaken directly by Sochrys.com, Inc.

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2001. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

       Since August 1999 the efforts of the Company have been devoted to the development of it technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

       The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $146,673, and has incurred a loss of $862,447 and negative cash flow from operations of $498,661 for the nine months ended September 30, 2001. The Company expects to continue to incur operating losses for the foreseeable future.


                                                                           Pg. 5

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

       All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the private placement of equity. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (or loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended September 30, 2001 the Company's comprehensive loss was $1,554. For the nine months ended September 30, 2001 the Company's comprehensive gain was $60,969.

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

2.     Foreign Currency Translation

       The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly owned subsidiaries, Graph-O-Logic S.A. and Sochrys Technologies S.A. is the Swiss franc. Accordingly, these subsidiaries' assets and liabilities were included in the financial statements by translating them in the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows are translated at the average monthly exchange rates during the reporting period. Translation gains or losses are accumulated as a separate component of shareholders' equity. Currency transaction gains or losses arising from transactions in currencies other than the Swiss franc are included in the statement of operations for each period.


                                                                           Pg. 6

3.     Loss on Disposal of Fixed Assets

       On July 9, 2001 Sochrys Technology S.A., a wholly owned subsidiary incorporated in Switzerland was declared bankrupt. On September 28, 2001 Graph-O-Logic S.A., a wholly owned subsidiary incorporated in Switzerland was declared bankrupt. At the time of bankruptcy these subsidiaries had fixed assets with a net book value of $81,932. As a result of these events these fixed assets were forfeited and the Company recorded a loss on disposal of $81,932. The Company continues operations. Earlier in the year the Company recorded a loss on sale of fixed assets of $2,215.

4.     Extraordinary Gain on Settlement of Debts

       On July 9, 2001 Sochrys Technology S.A., a wholly owned subsidiary incorporated in Switzerland was declared bankrupt. On September 28, 2001 Graph-O-Logic S.A., a wholly owned subsidiary incorporated in Switzerland was declared bankrupt. At the time of bankruptcy these subsidiaries had liabilities of $758,974. Sochrys.com, Inc. was not liable for any of the liabilities of its subsidiaries. The Company continues operations. As a result of these events the Company recorded an extraordinary gain of $758,974.

5.     Common Stock Transactions

       During the three and nine months ended September 30, 2001 the Company issued 2,814,631 shares of its common stock in satisfaction of $881,091 of unsecured accounts payable and $1,370,613 of outstanding 12% secured notes payable including accrued interest.


                                                                           Pg. 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information. The forward-looking information, which generally is information, stated to be anticipated, expected or projected by us, involves known and unknown risks, uncertainties and other factors, which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

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

       - the average of the exchange rates in effect during such periods.

                                                                2001       2000
           Rate at September 30                                0.6171     0.5771
           Average rate for nine months ended September 30     0.5884     0.5998
           Average rate for three months ended September 30    0.5917     0.5876

The Company has rationalized its business activities by closing down its operations in Geneva Switzerland. The Swiss subsidiaries were placed in bankruptcy during the three months September 30, 2001. Research and development activities are now undertaken directly by Sochrys.com, Inc.


                                                                           Pg. 8

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE: We generated no revenues during the three months ended September 30, 2001, nor did we generate any revenues during the three months ended September 30, 2000. As of August 1999 we directed all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the Internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended September 30, 2001 we spent $93,093 a decrease of $438,735 (82%) over the $531,828 we spent during the three months ended September 30, 2000, developing our software applications. During the three months ended September 30, 2001 we had an average of 9 people working directly on the project, compared to 23 in the comparable period in 2000. This decrease in staffing is the primary reason for the decrease in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended September 30, 2001 we spent $85,821 as compared to $225,244 during the three months ended September 30, 2000. This decrease of $139,423 (62%) is a reflection of our efforts to consolidate our administrative activities.

LOSS ON DISPOSAL OF FIXED ASSETS: During the three months ended September 30, 2001 two of our Swiss subsidiaries were declared bankrupt. As a result of these legal proceedings fixed assets with a net book value of $81,932 were forfeited. We recorded a loss on disposal of fixed assets of $81,932.

EXTRAORDINARY GAIN ON SETTLEMENT OF DEBTS: During the three months ended September 30, 2001 two of our Swiss subsidiaries were declared bankrupt. As a result of these legal proceedings $758,974 of liabilities of these two subsidiaries were terminated. We recorded an extraordinary gain of $758,974.

NET INCOME (LOSS): We report net income of $466,016 ($0.04 per share) for the three months ended September 30, 2001, compared to a loss of $798,349 ($0.06 per share) for the three months ended September 30, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE: We generated no revenues during the nine months ended September 30, 2001, nor did we generate any revenues during the nine months ended September 30, 2000. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.


                                                                           Pg. 9

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the nine months ended September 30, 2001 we spent $924,035, a decrease of $318,228 (26%) over the $1,242,263 we spent during the nine months ended September 30, 2000, developing our software applications. During the nine months ended September 30, 2001 we had an average of 17 people working directly on the project, compared to 25 in the comparable period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the nine months ended September 30, 2001 we spent $465,226 as compared to $728,579 during the nine months ended September 30, 2000. This decrease of $263,353 (36%) is a reflection of our efforts to consolidate our administrative activities.

LOSS ON DISPOSAL OF FIXED ASSETS: During the nine months ended September 30, 2001 two of our Swiss subsidiaries were declared bankrupt. As a result of these legal proceedings fixed assets with a net book value of $81,932 were forfeited. We recorded a loss on disposal of fixed assets of $81,932, which is in addition to the $2,215 loss on sale of fixed assets we recorded during the six months ended June 30, 2001.

EXTRAORDINARY GAIN ON SETTLEMENT OF DEBTS: During the nine months ended September 30, 2001 two of our Swiss subsidiaries were declared bankrupt. As a result of these legal proceedings $758,974 of liabilities of these two subsidiaries were terminated. We recorded an extraordinary gain of $758,974.

NET LOSS: We incurred a loss of $862,447 ($0.07 per share) for the nine months ended September 30, 2001, compared to a loss of $2,070,326 ($0.17 per share) for the nine months ended September 30, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

SOURCES OF CAPITAL: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our core technology. Since then, we have directed all of our efforts to developing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of debt and of equity, primarily from the exercise of the warrants we issued in August 1999. During the nine months ended September 30, 2001 we issued $192,000 of 12% demand notes to partially fund operations.

On September 28, 2001 we converted $1,072,000 of our 12% senior notes plus accrued interest to 1,713,267 shares of our common stock. On the same date we converted $881,091 of our unsecured accounts payable to 1,101,364 shares of our common stock. Both of these transactions were converted at the rate of $0.80 per share of common stock.


                                                                          Pg. 10

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

- exercise of Series `C' warrants at an exercise price of $5.00 per share.

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

              NONE


       (b)    REPORTS ON FORM 8-K

              NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.
                                                     By:  /s/ Andre Maisonneuve
                                                          ----------------------
                                                          Andre Maisonneuve


Dated: November 19, 2001


                                                                          Pg. 11