Form 10KSB
period 2001-12-31
SOCHRYS COM INC
filed 2002-04-12
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28423

                                SOCHRYS.COM INC.
                 (Name of Small business issuer in its charter)

               STATE OF NEVADA                           58-2541997
       (State or other jurisdiction of               (I.R.S. Employer
        Incorporation or organization)              Identification No.)

   30 Metcalfe St. Suite 620 Ottawa, Ontario, Canada               K1P 5L4
   (Address of principal executive offices)                       (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 613-293-4077

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.48) and asked ($0.53) price of the issuer's Common Stock as of March 27, 2002, was $5,033,868, based upon the average between the closing bid and asked price ($0.505) multiplied by the 9,968,055 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of March 28, 2002: 15,727,786.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format: Yes [ ] NO [ X ]

                                SOCHRYS.COM INC.
                                   FORM 10-KSB
                                DECEMBER 31, 2001

TABLE OF CONTENTS                                                        PAGE NO.
-----------------                                                        --------
                                     PART I

Item 1.      Description of Business.                                      3

Item 2.      Description of Properties.                                    19

Item 3.      Legal Proceedings.                                            19

Item 4.      Submission of Matters to a Vote of                            19
             Security Holders.

                                     PART II

Item 5.      Market for Common Equity and                                  20
             Related Stockholder Matters.

Item 6.      Management's Discussion and Analysis or                       21
             Plan of Operation.

Item 7.      Financial Statements.                                         30

Item 8.      Changes in and Disagreement With Accountants                  30
             on Accounting and Financial Disclosure.

                                    PART III

Item 9.      Directors, Executive Officers, Promoters                      32
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.

Item 10.     Executive Compensation.                                       32

Item 11.     Security Ownership of Certain Beneficial                      34
             Owners and Management.

Item 12.     Certain Relationships and Related Transactions.               36

Item 13.     Exhibits and Reports on Form 8-K                              36

Signatures                                                                 38
Supplemental Information                                                   39
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


ITEM 1.  DESCRIPTION OF BUSINESS.

SUMMARY

         We are an Internet software company. We design, develop and have initiated the marketing of software products based on our "Sochrys Technology." Products based on our technology:

- facilitate secure, reliable Internet communications between any two application processes through the Internet,

- allow customers to develop secure, portable applications that run on different platforms.

Our technology will enable corporations, institutions and individuals to develop interactive, distributed applications (like electronic commerce) running either through wired or wireless networks, with security and ease.


OUR TECHNOLOGY

The Sochrys Technology is based upon the following:
-     Our Virtual Messaging Protocol (VMP)
Our Virtual Messaging Protocol (VMP) integrates protocols, algorithms, services and toolkits and provides a simple way for Internet-programmers to create secure communications over a protected channel. It includes hybrid security features with standard-based public (asymmetric) and symmetric key distribution. The VMP provides reliable process-to-process data transfer. Processes may be on the same processor or distributed over an IP network. Developers can use the VMP to choose the most appropriate transport protocol and to implement the required security policy.

-     Our Secure Internet Protocol Stack (SIPS)
Our Secure Internet Protocol Stack (SIPS) is a transport infrastructure, which combines into a single platform major transport and control protocols as well as the most recent security methodologies. This is a major difference from current security approaches that tend to add layers over the Internet transport mechanisms. SIPS integrates transport and security for secure communication over the Internet at this time.

-     Our Secure Internet Messaging Development Environment (SIMDE)

Our Secure Internet Messaging Development Environment (SIMDE) is a software development kit (SDK) and an environment for rapidly and simply developing and operating secure interactive, distributed applications on the Internet. SIMDE facilitates the implementation of enhanced security of applications using either client/server, server-to-server or peer-to-peer communication models, all with equal ease. SIMDE includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any application developed under SIMDE.

-     Our Secure Instant Messenger System (SIES)
Our Secure Instant Messenger System (SIES) functions in a similar manner as AOL's ICQ and MSN's consumer instant messaging systems. However, SIES has the unique features of uniting a closed community of authenticated users and of providing the highest level of security available on the Internet for the exchange of data. Using SIES, the members of such a community can exchange text messages, files, URLs, audio files, video files, software or any type of data in a highly secure environment of trusted users.

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

Our technology provides benefits, by enabling users:

- to integrate security in all communication and document exchanges through an integrated approach,

- to develop secure, interactive, distributed applications (like e-commerce, e-banking, e-health and e-loyalty),

- to develop, to deploy and to sell secure applications running on more than one platform, without re-writing code for each platform.


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

Potential clients will include, among others:

-     telecommunication firms,

-     financial institutions,

-     corporations

-     Internet service providers,

-     distribution services,

-     government agencies,

-     e-tailers.

These potential clients' applications may run on Microsoft, Unix or Linux operating systems.

MARKETING STRATEGY AND DISTRIBUTION CHANNELS

The Company has initiated a marketing program in North America, Japan and Europe to bring its products to the marketplace. This program has two components:
Direct and Channel Sales.

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

The representatives will be supported by technical literature on specific topics such as:

-     security,

-     features and benefits,

-     integration into current systems,

-     openness of the architecture,

-     future developments and

-     implementation procedures.

We expect the sales cycle will be from four to eight months in duration. The territory where most potential clients reside is expected to be in North America and in Western Europe. Three to five representatives will be hired during the next twelve months. Due to current market conditions, and subject to sufficient financing or cash flow, we have postponed starting to hire these representatives until the second half of 2002. We expect that the initial focus will be on direct customers and that VARs first will be selected on a geographical basis. Market research began in North America and Western Europe in the second quarter of 2000.

We anticipate that the main expense factors for this marketing campaign will be for:

-     personnel;

-     participation in trade shows;

-     travel and living expenses;

-     Web site development and maintenance; and

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

         Our technology provides security features for communication over the Internet, extranet or intranet as well as on private and public networks. We combine all the intelligence and functionality required to automatically perform secure, reliable Internet communications between any two application processes under our control. Our technology is based on common, accepted standards. We enable developers to implement secure communications channels, resistant to intrusion, without having to learn any individual standard, which may accelerate the creation of secure Internet applications.

         We know of no other supplier who has implemented this approach. However, we cannot assure that competitive products do not exist or will not be developed or that our products will be saleable in the marketplace.


RESEARCH AND DEVELOPMENT

         We spent the following amounts during the periods mentioned on research and development activities:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                2001               2000
                                             $1,015,043        $1,741,082

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

INTELLECTUAL PROPERTY PROTECTION

         We rely on trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of the core Sochrys Technology. We have registered trademarks in North America and in Europe to cover specific products described herein, as well as some graphic identification and the SOCHRYS name itself.

         We believe, but we cannot assure, that our Sochrys Technology and its implementation may be patentable. We are preparing a patent application covering its approach and preferred implementation. The initial patent applications will cover the U.S. and be expanded to other countries as and when we penetrate new markets. We are in the process of defining migration paths for the various products and developing schedules for that migration. This will define the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

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

EMPLOYEES

         As of March 28, 2002, we had 11 personnel, including 1 executive officer, 9 software developers and programmers and 1 in marketing and sales. 10 of the personnel are located in Europe and 1 is located in Ottawa, Canada. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

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

         We incurred an operating loss of$1,448,485 and negative cash flow from operations of $739,681 during the year ended December 31, 2001. During the year ended December 31, 2000, we incurred an operating loss of $2,932,430 and negative cash flow from operations of $1,937,835. We expect operating losses and negative cash flow to continue for the foreseeable future and to increase significantly from current levels as we significantly increase expenditures for:

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

         Our financial statements for the year ended December 31, 2001 have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on these financial statements includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. Note 2(a) to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially from the going concern basis on which our financial statements were prepared.

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

         THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Our future success depends, to a significant extent, on the continued services of our key contractual technical personnel. Our loss of any of these key technical personnel most likely would have an adverse effect on our business. At present, we have a contractual agreement with these personnel but we do not have key man life insurance on them. In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current contractor or attract, integrate or retain other highly qualified employees in the future. If we do not succeed in retaining or current contractor or attracting and motivating new personnel, our business could be materially adversely affected.

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

         IF OUR ELECTRONIC SECURITY DEVICES WERE BREACHED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

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

         WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES OR CHANGES.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to, existing laws or regulations relating to the Web could adversely affect our business. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the provision of our technology or products, our net sales and results of operations could be harmed. One or more states may seek to impose sales tax collection obligations on companies that engage in or facilitate the provision of services on the Internet. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from the provision of our products and technology. Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Freedom Act of 1998, imposes only a three-year moratorium that ended on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

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

         SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE STOCK PRICE TO FALL.

         As of March 28, 2002, we had outstanding 15,727,786 shares of common stock of which approximately 9,914,862 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

         Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share. In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock". Penny stocks are stocks:

-     with a price of less than five dollars per share;

-     that are not traded on a recognized national exchange;

-     whose prices are not quoted on the NASDAQ automated quotation system ; or

-     of issuers with net tangible assets less than

      - $2,000,000 if the issuer has been in continuous operation for at least three years; or

      -     $5,000,000 if in continuous operation for less than three years, or

- of issuers with average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

- to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

- to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

- to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

- to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

         OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR VOTING STOCK. AS A RESULT, THEY EXERCISE SIGNIFICANT CONTROL OVER OUR BUSINESS AFFAIRS AND POLICY.

         As of March 28, 2002, our executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 45 % of the outstanding common stock if they exercised all of the warrants held by them. These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

OUR CORPORATE HISTORY

         We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures. We changed our name as follows:

         Date                               New Name
         February 3, 1992              American Gold Group Inc.
         August 26, 1992               American Group, Inc.
         December 23, 1993             Global Science Corp.
         August 9, 1999                Sochrys.com Inc.

         Our articles of incorporation were revoked by the State of Nevada effective January 1, 1996 for failure to file a list of officers and directors and pay the requisite filing fees. The State of Nevada reinstated our articles of incorporation on February 10, 1999.

         On February 24, 1999, we acquired certain mining property located in Fresno, California known as the Jack Thorn Property from Western Continental, Inc. for $27,500 worth of our common stock - 92,591 post reverse split shares.

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

         On August 3, 1999, our former directors and the holders of a majority of our issued and outstanding shares of common stock, approved the acquisition of 100% of the issued and outstanding shares of stock of Graph-O-Logic, S.A. for 8,459,000 shares of our common stock and warrants to purchase an aggregate of 2,000,000 shares over a four year period. 1,000,000 of the warrants were exercisable at $2.00 per share and have all been exercised and the other 1,000,000 warrants were exercisable at $5.00 per share and have since been cancelled. In addition, Jean Pierre Hofman and Andre Hensler, two Executive Officers of Graph-O-Logic, S.A., were elected to our board of directors.

         We consummated the acquisition of Graph-O-Logic, S.A. on August 30, 1999 at which time all of our former executive officers and directors other than Messrs. Hofman and Hensler resigned and were replaced by a slate chosen by Graph-O-Logic, S.A.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our principal executive office is located at 30 Metcalfe St., Suite 620, Ottawa, Canada, K1P 5L4. The telephone number is 613-293-4077. Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342; the telephone number is (404) 256-1963.


         Our Ottawa office is leased from a non-affiliated party per oral arrangement on a month-by-month basis. The lease provides shared access to and use of 2,500 square feet. Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis. The lease provides shared access to and use of 1,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not presently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Marketing Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded or will trade is in the over-the-counter market. Our stock is quoted on the OTC Bulletin Board and our symbol is "SOCH" Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low bid quotes of our common stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board. These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessary represent actual transactions.

                          MARKET PRICE OF COMMON STOCK

                                                                 BID
        QUARTER ENDING                                   HIGH              LOW
                                                         -----            ------
        2000
        January 1 to March 31                            7.25             2.75
        April 1 to June 30                               7.25             2.00
        July 1 to September 30                           5.80             3.00
        October 1 to December 31                         3.207            1.375

        2001
        January 1 to March 31                            2.50             1.30
        April 1 to June 30                               1.75             0.65
        July 1 to September 30                           1.35             0.65
        October 1 to December 31                         1.25             0.40

        2002
        January 1 to March 28                            0.80             0.48

(b) Holders -- There were approximately 136 holders of record of our common stock as of March 28, 2002, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of March 28, 2002 was 15,727,786 shares.

(c) Capital Stock Issuance -- During the three months ended September 30 2001, pursuant to section 4 (2) of the Securities Act of 1933, we issued 2,774,362 shares of common stock at $0.80 per share plus 2,150,000 warrants exercisable at $1.00 per share to creditors for $2,219,493 of consideration as payment for debt. We also issued 500,000 warrants to our Executive Vice President ( now Chairman, President, Chief Executive Officer, Secretary and Director ), Andre Maisonneuve, exercisable at $1.00 per share. 1,000,000 warrants exercisable at $5.00 per share were cancelled upon agreement between the Company and the holders. During the period January 1, 2002 through March 28, 2002, pursuant to section 4 (2) of the Securities Act of 1933, we issued 340,500 shares to creditors as payment for services rendered.

(d) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of its present financial status and its contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2001 and December 31, 2000. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this registration statement.

         Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations. Since then, our business has been as more fully described in " Part I, Item 1: Description of Business". Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

PLAN OF OPERATIONS

         We are a development stage enterprise. As such, our historic results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2002. Our Sochrys Technology based products have not reached the stage of being saleable and we have yet to make a commercial sale. Our major initiatives through December 31, 2002 are:

-        completing the development of our Sochrys Technology based products;
         and

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

         Marketing leads are being developed by direct identification of potential customers, through trade shows and through personal contacts of management and the marketing representatives. We expect to spend $100,000 in attending and exhibiting at trade shows through December 31, 2002. We anticipate that preparations of promotional literature, including technical evaluations of the products and testimonials from users of the products, and distribution of promotional literature at the trade shows and by direct mailings to the individuals identified as the decision makers and decision influencers will cost an additional $50,000.

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

         In summary, the marketing program is expected to cost between $900,000 and $1,000,000 through December 31, 2002 subject to sufficient financing or cash flow.

         DEVELOPING AND IMPROVING PRODUCT AGENTS: While we direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of the products and additional product agents and improving existing ones. For more information please see "Part I. Item 1. Description of Business; Our Sochrys Technology."

         We will improve and further develop our products based upon responses we get from potential customers. The cost of developing these is primarily a function of the activity currently planned and thus will be subject to a high degree of control. We estimate that the cost of this continued research and development effort will be $600,000 through December 31, 2002 subject to sufficient financing or cash flow. In addition, we expect to spend $300,000 on our general and administrative expenses through December 31, 2002 subject to sufficient financing or cash flow.

         In the past, we obtained financing from the exercise of our Series A warrants, which are now fully exercised, and the proceeds from loans. Until such time as we generate sufficient revenues from the licensing of our software applications we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

- debt instruments, including demand notes similar to those discussed below in "Liquidity and Capital Resources";

-        private placements of common stock;

- exercise of Series `B' warrants at an exercise price of $3.00 per share;

- exercise of Series `D' warrants at an exercise price of $1.00 per share; or

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

SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2001 and with respect to the consolidated balance sheets as at December 31, 2001 and 2000, are derived from our audited consolidated financial statements included at the end of this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes thereto.

                                              YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                               2001             2000
                                            -----------      -----------
             OPERATIONS DATA
Research and development                    $ 1,015,043      $ 1,741,082
General and administrative                      516,829        1,040,168
Amortization                                     45,761          117,720
Loss on write-off of assets                      65,966
Other expenses                                   96,393           33,460
Extraordinary gain on settlement of debt       (291,507)            --
                                            -----------      -----------
Net loss                                    $ 1,448,485      $ 2,932,430

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                    2001             2000
                                                 -----------      -----------
              FLOWS DATA
Net cash from (used in) operations               $  (739,681)     $(1,937,835)
Net cash from (used in) investing activities         179,069         (179,397)
Net cash from financing activities                   480,377        2,020,837
Effects of exchange rates on cash                     71,257          (65,551)
                                                 -----------      -----------
Net increase (decrease) in cash                  $    (8,978)     $  (161,946)

              BALANCE SHEET DATA

Cash                                             $       704      $     9,682
Total current assets                                     840           16,517
Fixed Assets                                            --            232,170
Total assets                                             840          301,297
Total current liabilities                            312,529        1,897,692
Stockholders' equity (deficiency)                   (311,689)      (1,596,395)

RESULTS OF OPERATIONS

         In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

         Through September 30, 2001, our principal operations were conducted in Switzerland. Our expenses were incurred in Swiss francs. Subsequent to September 30, 2001 our principal operations were conducted in Canada and Europe. However, our expenses were incurred in United States dollars. Our financial statements have been conformed to US GAAP and presented in US dollars for purposes of this registration statement. The rates of exchange between the Swiss franc and US dollar set out below were used to convert the various financial statement balances from Swiss francs to US dollars. In the following tables we set forth:

-        the rates of exchange for the US dollar, expressed in Swiss francs
         (CH), in effect at the end of each of the periods indicated;

-        the average of the exchange rates in effect during such periods

                            YEARS ENDING DECEMBER 31

                                                     2001            2000
         Rate at end of Period                      1.67CH          1.61CH

         Average Rate During Period                 1.69CH          1.69CH

THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2000

         REVENUE: We generated no revenues during the year ended December 31, 2001, nor did we generate any revenues during the year ended December 31, 2000.

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the year ended December 31, 2001, we spent $1,015,043, a decrease of $726,039 (42%) in developing our Sochrys Technology, and implementing it into products. In addition, we continued to develop related software applications. During the year ended December 31, 2000 we spent $1,741,082 on research and development directed towards the early stages of our core technology. In July and September 2001, our two Swiss subsidiaries were determined to be insolvent and put under the protection of the Swiss courts. As a result of this situation, our research and development team was reduced to nil. During the year ended December 31, 2001 we had an average of 17 people working directly on the project, compared to 22 in the comparable period in 2000. This decrease in staffing is the primary reason for the decrease in research and development costs.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the year ended December 31, 2001 we spent $516,829 as compared to $1,040,168 during the year ended December 31, 2000. This decrease of $523,339 (50%) is a reflection of the decreased activity as we focused our attention on extending our cash reserves, in light of the constrained capital markets.

         AMORTIZATION: Amortization expense was $45,761 during the year ended December 31, 2001, a decrease of $71,959, (61%), over the $117,720 charged to expense during the year ended December 31, 2000. This decrease is the result of the "sale-lease back" of our computer equipment and office furniture during 2001. As a result of the insolvency of our Swiss subsidiaries the equipment has been returned to the lessee.

         GAIN ON SALE OF ASSETS: During the year ended December 31, 2001 we sold our computer equipment and office that provided us with $176,890 in cash and generated a gain on sale of these assets of $7,442. We did not have a comparable transaction during the year ended December 31, 2000.

         LOSS ON WRITE-OFF OF ASSETS: In July and September 2001, our two Swiss subsidiaries were determined to be insolvent and put under the protection of the Swiss courts. We recorded losses of $65,966 as a result of uncollectibility or impairment of these assets.

         EXTRAORDINARY GAIN ON SETTLEMENT OF DEBT: In July and September 2001, our two Swiss subsidiaries were determined to be insolvent and put under the protection of the Swiss courts. As a result of this situation we recorded a $291,507 gain on the settlement of the debts of these two subsidiaries. There was no comparable event during the year ended December 31, 2000.

         EFFECTS OF EXCHANGE RATES ON CASH: The reporting currency for our financial statements is the United States dollar. The functional currency for our operating subsidiaries was the Swiss franc. Expenses were translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses are accumulated as a separate component of shareholders' equity. During the year ended December 31, 2001, we recorded translation gains of $62,202 compared to $40,401 in translation losses we recorded during the year ended December 31, 2000. This $102,603 difference relates predominantly to the changes in our assets and liabilities, which decreased by approximately $1.6 million during the last 12 months.

         NET LOSS: We incurred a loss of $1,448,485 (($0.11) per share) for the year ended December 31, 2001, compared to a loss of $2,932,430 (($0.24) per share) for the year ended December 31, 2000. Our loss before extraordinary items was $1,739,992 (($0.13)) per share) for the year ended December 31, 2001, compared to a loss of $2,932,430 (($0.24) per share) for the year ended December 31, 2000. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had negative working capital of $311,689 compared to negative working capital of $1,881,175 at December 31, 2000. This significant improvement in working capital is attributable to the insolvency of our two Swiss subsidiaries. We had $704 of cash on hand at December 31, 2001 compared to $9,682 at December 31, 2000.

         NET CASH FLOW FROM OPERATIONS: During the year ended December 31, 2001, we used $739,681 in operations, compared to using $1,937,835 during the year ended December 31, 2000. This decrease in the use of cash from operations of $1,198,154 during the year ended December 31, 2001 is primarily the result of the $1,448,485 loss incurred during the year ended December 31, 2001 and $896,026 of cash from changes to working capital accounts, most notably accounts payable and accrued liabilities, offset by $45,761 of amortization expenses.

         NET CASH USED IN INVESTING ACTIVITIES: During the year ended December 31, 2001, we invested $15,930 in computer equipment and office furniture. We sold our computer equipment and office furniture in a "sale-lease back" transaction that provided us with $176,890 in cash. We also applied $18,109 of the cash we had pledge as collateral on an operating lease to our obligations under that operating lease. During the year ended December 31, 2000, we invested $166,290 in computer equipment and office furniture and pledged as a cash collateral deposit on an operating lease a further $13,107.

         NET CASH FROM FINANCING ACTIVITIES: During the year ended December 31, 2001 we raised $496,377 from the issuance of 12% demand notes and repaid $16,000 of these notes. In addition, promissory notes payable in the amount of $1,370,614, including accrued interest, accounts payable in the amount of $591,520 and accrued liabilities in the amount of $257,356 were converted to 2,774,362 common shares of the Company at a conversion price of $0.80 per share. These debt holders also received 2,150,000 Series D warrants. During the year ended December 31, 2000, we raised a net of $1,178,000 by issuing 620,000 common shares pursuant to the exercise of 620,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $62,000. In addition we raised an additional $880,000 in unsecured demand notes that bear interest at 12%. Interest charges are accrued and capitalized and payable on demand.

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

THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

         REVENUE: We generated no revenues during the year ended December 31, 2000. This is down from the $168,371 we generated during the year ended December 31, 1999. During the year ended December 31, 1999 we provided consulting services to a related party. For more information on the related party, please see "Part I. Item 7. Certain Relationships and Related Transactions". The services provided were not related to the development of Sochrys Technology based products. The decrease in revenues is a result of our shift of focus in August 1999 from providing consulting services to directing all of our attention towards the completion of the software applications for a high speed, highly secure method of transacting business on the Internet. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

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

         NET CASH FROM FINANCING ACTIVITIES: During the year ended December 31, 2000, we raised a net of $1,178,000 by issuing 620,000 common shares pursuant to the exercise of 620,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $62,000. In addition we raised an additional $880,000 in unsecured demand notes that bear interest at 12%. Interest charges are accrued and capitalized and payable on demand. During the year ended December 31, 1999, we raised $760,000 by issuing 380,000 common shares pursuant to the exercise of 380,000 Series A warrants at an exercise price of $2.00 per warrant, less costs of $34,750.

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

         On March 1, 2000, the Company's subsidiary, Sochrys Technologies S.A., dismissed Fiduciaire Bujard as its certifying accountant and on March 1, 2000, Sochrys Technologies S.A. retained KPMG LLP as its certifying accountant. Although Fiduciaire had been appointed the certifying accountant for Sochrys Technologies S.A., no reports had been prepared to that date as Sochrys Technologies S.A. was incorporated August 23, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning our directors and executive officers:

Name                        Age               Position
----                        ---               --------
Dr. Andre Maisonneuve       55                Chairman, President and
                                              Chief Executive Officer

         ANDRE MAISONNEUVE has been our Chairman, President, Chief Executive Officer, Secretary and Director since January 2002 and prior to this, he was Executive Vice President, Secretary and a director since July 2001. He oversees key management and strategic decisions as well as marketing and sales activities and interacts with major customers and suppliers to define the marketing and development strategies, focusing on customers' requirements. He has over 30 years of experience in launching and managing information technology companies, both private and public. He founded and managed a successful international information technology and management consulting company. He pioneered the use of distributed image databases in the real estate industry and implemented an international distribution network for a public spatial database company. He has a Ph.D. in Engineering and holds a PMD in management from Harvard Business School.

Andre Hensler and Paul Claverie resigned on September 25, 2001 as officers and directors of the Company. Jean Pierre Hofman resigned on April 1, 2001 as an officer and director of the Company.

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

ITEM     10. EXECUTIVE COMPENSATION.

         The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer for such period in all capacities in which he served. No other executive officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                        Annual Compensation

     (a)                 (b)        (c)           (d)          (e)          (f)          (g)          (h)        (i)
                                                              Other                   Securities                 All
Name and                                                      Annual     Restricted   Underlying     LTIP       Other
Principal                                                    Compensa-     Stock       Options/      Payouts   Compensa-
Position                 Year     Salary($)      Bonus($)     tion ($)     Award ($)     SARs         ($)       tion
------------------       ----     ---------      --------    ---------   -----------  ----------     -------   ---------
Hofman, Jean             2001     $ 30,000         0            0            0            0            0          0
  Pierre                 2000     $235,000         0            0            0            0            0          0
Chairman, CEO &          1999     $ 80,000                      0            0            0            0          0
Pres.                    1998     $ 51,000                      0            0            0            0          0
                         1997     $ 51,000                      0            0            0            0          0
Maisonneuve, Andre       2001*    $ 45,000         0            0            0            0            0          0
Executive Vice
President

----------
* Since July 16, 2001


         The following table sets forth information with respect to our chief executive officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Options/SARs    Percent of Total Options/SARs     Exercise or Base   Expiration Date
Name                        Granted       Granted to Employees in Fiscal      Price ($/Sh)
                                                       Year
-------------------       ------------    ------------------------------    ----------------   ---------------
Hofman, Jean Pierre           -0-                       -                           -                 -
Maisonneuve, Andre             0                        -


         The following table sets forth information with respect to our chief executive officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               Number of Securities        Value of Unexercised
                              Shares       Value Realized     Underlying Unexercised     In-The-Money Options/SARs
                           Acquired on          ($)              Options/SARs at                    at
Name                       Exercise (#)                             FY-End (#)                  FY-End ($)
-------------------        ------------    --------------     ----------------------     -------------------------
Hofman, Jean Pierre            -0-              -0-                    -0-                          -0-
Maisonneuve, Andre             -0-              -0-                    -0-                          -0-

         The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                                               Estimated Future Payouts under Non-Stock Price
                                                                                Based Plans.
                   Number of          Performance or
                   Shares, Units or   Other Period Until        Threshold          Target           Maximum
  Name             Other Rights (#)   Maturation or Payout       ($ or #)         ($ or #)         ($ or #)
  (a)                     (b)                  (c)                 (d)               (e)              (f)
------------       ----------------   --------------------      ---------         --------         --------
Hofman, Jean            -0-
Pierre

Maisonneuve,         500,000
Andre                warrants

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

         The following table sets forth information as of March 28, 2002, with respect to

- any person known by us to own beneficially more than 5% of our common stock;

-        common stock beneficially owned by each of our officers and directors;
         and

- the amount of common stock beneficially owned by our officers and directors as a group.

                                                         Approximate Percent
Name & Address of               Number of Shares          of Common Stock
Beneficial Owner               Beneficially Owned         Outstanding  (1)
-------------------------      ------------------        -------------------
Jean Pierre Hofman (3)(6)           3,400,000                 21.6%

Andre Hensler (4)(6)                3,525,325(2)              22.3%

Paul Claverie (4)(6)                3,528,139(2)              22.3%

Antoine Veit (5)(6)                 3,500,000(2)              22.1%

Waycross Corp. (6)                  3,400,000                 21.6%
29 Rue des Deux Communes
1226 Thonex-Geneva
Switzerland

Valdosta Corp. (7)                  2,400,000                 15.3%
P.O. Box 30592
Cayside, 2nd Floor, Harbour Drive
Georgetown, Grand Cayman
Cayman Islands, BWI

Andre Maisonneuve*                    500,000                  3.1%

All Executive Officers and
Directors As a Group
(One Person)                          500,000(8)               3.1%

----------
*        Executive Officer and Director.

(1) Based upon 15,727,786 shares of common stock issued and outstanding as of March 28, 2002 and includes for each person the shares issuable upon exercise of the warrants owned by them.

(2) Includes 100,000 shares of common stock issuable to each of Messrs. Hensler, Claverie and Veit upon exercise of the warrants owned by them. Andre Hensler and Paul Claverie resigned as officers and directors of the Company as of September 25, 2001. Until then, they were executive officers and directors with an address at our Geneva, Switzerland office.

(3) Jean Pierre Hofman resigned as an officer and director as of April 1, 2001. Until then he was an executive officer and director with an address at our Geneva, Switzerland office.

(4) Andre Hensler and Paul Claverie resigned as officers and directors of the Company as of September 25, 2001. Until then, they were executive officers and directors with an address at our Geneva, Switzerland office.

(5) Antoine Veit was an employee of ours until February 2001, with an address at our Geneva, Switzerland office.

(6) Waycross Corporation is a corporation incorporated under the laws of the Cayman Islands. Jean Pierre Hofman, Andre Hensler, Paul Claverie and Antoine Veit have beneficial interests in Waycross Corporation. Accordingly, the 3,400,000 shares owned of record by Waycross Corporation have been included as beneficially owned by each of the foregoing individuals.

(7) A portfolio management corporation incorporated under the laws of the Cayman Islands.

(8) Includes 500,000 shares of common stock issuable to Andre Maisonneuve upon exercise of the warrants owned by him.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended December 31, 2000, there were no related party transactions. During the year ended December 31, 2001, there were no related party transactions.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits

2.a.     Our Articles of Incorporation (1)

2.b.     Amendments to our Articles of Incorporation (1)

2.c.     Our By-Laws (1)

2.d. Translation summary of material terms of Articles of Incorporation for Graph-O-Logic S.A. (1)

2.e.     Articles of Incorporation of Sochrys Technologies Inc. (2)

2.f. Translation summary of material terms of Articles of Incorporation for Sochrys Technologies S.A.(2)

3.a.     Text of Common Stock Certificate (2)

4.a.     Text of Class A Warrants (1)

4.b.     Text of Class B Warrants (1)

4.c.     Text of Class D Warrants (1)

6.a.     Translation summary of Lease Agreement for Geneva Offices (1)

6.b. Consulting Agreement dated August 30, 1999 between us and Capital House A Finance and Investment Corporation. (1)

----------
(1) Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999, and incorporated herein by reference.

(2) Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on October 10, 2000, and incorporated herein by reference.

         REPORTS OF FORM 8-K

         We did not file any reports on Form 8-K filed with the Commission during the last quarter of the fiscal year ended December 31, 2001.

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

                                                  SOCHRYS.COM INC.

                                             By:  /s/   Andre Maisonneuve
                                                  ------------------------------
                                                  Andre Maisonneuve
                                                  Chairman, President and
                                                  Chief Executive Officer

Dated: April 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                     TITLE                         DATE
    ----------                     -----                         ----
    /s/   Andre Maisonneuve
    -----------------------        Chairman, President and
    Andre Maisonneuve              Chief Executive Officer       April 11, 2002

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Non-Reporting Issuers.

         NOT APPLICABLE.

                      Consolidated Financial Statements of

                                SOCHRYS.COM INC.
                        (A Development Stage Enterprise)

                     Years ended December 31, 2001 and 2000


                                                                                           Page
Auditors' Report to the Board of Directors                                                  F-2

Consolidated Balance Sheets as at December 31, 2001 and 2000                                F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 and for the period from
August 3, 1999 to December 31, 2001                                                         F-4

Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive
Loss for the years ended December 31, 2001 and 2000                                         F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
2000 and for the period from August 3, 1999 to December 31, 2001                            F-6

Notes to Consolidated Financial Statements                                                  F-7

AUDITORS' REPORT TO THE BOARD OF DIRECTORS


We have audited the accompanying consolidated balance sheets of SOCHRYS.com Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for the years then ended and the period from August 3, 1999 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOCHRYS.com Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and the period from August 3, 1999 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has no assets or revenues and its economic viability is dependent on its ability to finalize the development of its principal products, generate future external sales and finance future operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants


Ottawa, Canada
March 21, 2002

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 2001 and 2000
(In U.S. dollars)

                                                                           2001                  2000
                                                                        -----------           -----------
Assets

Current assets:
   Cash and cash equivalents                                            $       704           $     9,682
   Prepaid expenses                                                             136                 6,835
                                                                        -----------           -----------
                                                                                840                16,517

Due from a related party (note 3)                                                --                12,575

Cash pledged as collateral for operating lease                                   --                40,035

Property and equipment (note 4)                                                  --               232,170
                                                                        -----------           -----------
                                                                        $       840           $   301,297
                                                                        -----------           -----------

Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable                                                     $   110,798           $   464,268
   Accrued liabilities                                                       88,731               553,424
   Promissory notes payable (note 5)                                        113,000               880,000
                                                                        -----------           -----------
                                                                            312,529             1,897,692

Stockholders' deficiency:
   Common stock ($0.001 par value.  Authorized 50,000,000
     shares; Issued and outstanding 15,387,286 shares in 2001
     and 12,612,924 shares in 2000)                                          15,386                12,612
   Additional paid-in capital                                             4,799,472             2,131,257
   Accumulated other comprehensive income (loss)                             26,212               (35,990)
   Deficit accumulated during the development stage                      (5,124,325)           (3,675,840)
   Retained earnings prior to entering development stage                     21,304               21,304
   Treasury stock (7,000 shares in 2001 and 7,000 in 2000
     at cost)                                                               (49,738)              (49,738)
                                                                        -----------           -----------
                                                                           (311,689)           (1,596,395)

Basis of presentation (note 2(a))
                                                                        -----------           -----------
                                                                        $       840           $   301,297
                                                                        -----------           -----------

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

Years ended December 31, 2001 and 2000
(In U.S. dollars)

                                                                                                       Period from
                                                                                                        August 3,
                                                                                                         1999 to
                                                                                                      December 31,
                                                                       2001            2000               2001
                                                                   -----------      -----------       ------------
Expenses:
   Research and development                                        $ 1,015,043      $ 1,741,082        $ 3,030,483
   General and administrative (note 6)                                 516,829        1,040,168          1,985,368
   Depreciation of property and equipment                               45,761          117,720            189,988
   Gain on sale of property and equipment                               (7,442)              --             (7,442)
   Write-off of accounts receivable                                     16,715               --             16,715
   Write-off of due from related party                                  12,575               --             12,575
   Loss on cash pledged as collateral
     for operating lease                                                21,926               --             21,926
   Write-down of property and equipment                                 14,750               --             14,750
                                                                   -----------      -----------       ------------
                                                                     1,636,157        2,898,970          5,264,363

                                                                   -----------      -----------       ------------
Operating loss                                                      (1,636,157)      (2,898,970)        (5,264,363)

Other expenses:
   Interest                                                            (91,655)         (33,460)          (124,241)
   Other                                                               (12,180)              --            (27,228)
                                                                   -----------      -----------       ------------
                                                                      (103,835)         (33,460)          (151,469)

                                                                   -----------      -----------       ------------
Loss before extraordinary item                                      (1,739,992)      (2,932,430)        (5,415,832)

Extraordinary item:
   Gain on extinguishment of debt (note 7)                             291,507               --            291,507

                                                                   -----------      -----------       ------------
Net loss                                                           $(1,448,485)     $(2,932,430)       $(5,124,325)
                                                                   -----------      -----------       ------------

Loss per common share before extraordinary
  item - basic and diluted (note 8)                                $     (0.13)     $     (0.24)
                                                                   -----------      -----------       ------------

Loss per common share after extraordinary
  item - basic and diluted (note 8)                                $     (0.11)     $     (0.24)
                                                                   -----------      -----------       ------------

Weighted average common shares outstanding                          13,306,515       12,428,897
                                                                   -----------      -----------       ------------

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive Loss

Years ended December 31, 2001 and 2000
(In U.S. dollars)

                                                                         Retained
                                                                         earnings
                                                                           prior
                                               Common      Additional   to entering
                                               stock        paid-in     development
                                 Number        amount       capital       stage
-----------------------------------------------------------------------------------
Balances at
 December 31, 1998                61,333    $        61   $    23,058   $    30,080

Issued for
 mining claims                    92,591             92        27,408            --
Issued for cash                3,000,000          3,000        27,000            --
Reverse acquisition            8,459,000          8,459        21,541            --
Fair value of
 warrants issued to
 unrelated parties                    --             --       130,000            --
Shares issued
 upon exercise of
 warrants                        380,000            380       759,620            --
Share issuance costs                  --             --       (34,750)           --
Comprehensive loss:
  Net loss                            --             --            --        (8,776)
  Currency translation
    adjustment                        --             --            --            --
-----------------------------------------------------------------------------------
  Comprehensive loss

-----------------------------------------------------------------------------------
Balances at
 December 31, 1999            11,992,924         11,992       953,877        21,304


Shares issued
 upon exercise of warrants       620,000            620     1,239,380            --
Share issuance costs                  --             --       (62,000)           --
Acquisition of
 common stock                         --             --            --            --
Comprehensive loss:
  Net loss                            --             --            --            --
  Currency
    translation adjustment            --             --            --            --
-----------------------------------------------------------------------------------
  Comprehensive loss

-----------------------------------------------------------------------------------
Balances at
 December 31, 2000            12,612,924         12,612     2,131,257        21,304
Shares issued in
 exchange for
 debt (note 5)                 2,774,362          2,774     2,216,715            --
Fair value of
 warrants
 issued to
 unrelated
 parties (note 6)                     --             --       451,500            --

Comprehensive loss:
  Net loss                            --             --            --            --
  Currency translation
    adjustment                        --             --            --            --
-----------------------------------------------------------------------------------
  Comprehensive loss
-----------------------------------------------------------------------------------
Balances at
 December 31, 2001            15,387,288    $    15,386   $ 4,799,472   $    21,304
-----------------------------------------------------------------------------------


                                 Deficit
                               accumulated      Accumulated
                                 during            other
                               development     comprehensive    Treasury
                                  stage        income (loss)      stock       Total
---------------------------------------------------------------------------------------
Balances at
 December 31, 1998             $        --     $   (7,426)      $     --    $    45,773

Issued for
 mining claims                          --             --             --         27,500
Issued for cash                         --             --             --         30,000
Reverse acquisition                     --             --             --         30,000
Fair value of
 warrants issued to
 unrelated parties                      --             --             --        130,000
Shares issued
 upon exercise of
 warrants                               --             --             --        760,000
Share issuance costs                    --             --             --        (34,750)
Comprehensive loss:                                                   --
  Net loss                         (746,410)           --             --       (752,186)
  Currency translation
    adjustment                          --         11,837             --         11,837
---------------------------------------------------------------------------------------
  Comprehensive loss                                                           (740,349)

---------------------------------------------------------------------------------------
Balances at
 December 31, 1999                (743,410)         4,411             --        248,174

Shares issued
 upon exercise of warrants              --             --             --      1,240,000
Share issuance costs                    --             --             --        (62,000)
Acquisition of
 common stock                           --             --        (49,738)       (49,738)
Comprehensive loss:
  Net loss                      (2,932,430)            --             --     (2,932,430)
  Currency
    translation adjustment              --        (40,401)            --        (40,401)
---------------------------------------------------------------------------------------
  Comprehensive loss                                                         (2,972,831)

---------------------------------------------------------------------------------------
Balances at
 December 31, 2000              (3,675,840)       (35,990)       (49,738)    (1,596,395)
Shares issued in
 exchange for
 debt (note 5)                          --             --             --      2,219,489
Fair value of
 warrants
 issued to
 unrelated
 parties (note 6)                       --             --             --        451,500

Comprehensive loss:
  Net loss                      (1,448,485)            --             --     (1,448,485
  Currency translation
    adjustment                          --         62,202             --         62,202
---------------------------------------------------------------------------------------
  Comprehensive loss                                                         (1,386,283)

---------------------------------------------------------------------------------------
Balances at
 December 31, 2001             $(5,124,325)    $   26,212       $(49,738)   $  (311,689)
---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Years ended December 31, 2001 and 2000
(In U.S. dollars)

                                                                                                             Period from
                                                                                                              August 3,
                                                                                                               1999 to
                                                                                                             December 31,
                                                                                   2001          2000           2001
                                                                               -----------    -----------    ------------
Cash flows from operating activities:
   Net loss                                                                    $(1,448,485)   $(2,932,430)   $(5,124,325)
   Items not involving cash:
      Depreciation of property and equipment                                        45,761        117,720        189,988
      Gain on sale of property and equipment                                        (7,442)            --         (7,442)
      Gain on extinguishment of debt                                              (291,507)            --       (291,507)
      Write-off of accounts receivable                                              16,715             --         16,715
      Write-off of due from related party                                           12,575             --         12,575
      Loss on cash pledged as collateral
        for operating lease                                                         21,926             --         21,926
      Write-down of property and equipment                                          14,750             --         14,750
      Consulting fees                                                                   --             --        130,000
   Change in non-cash operating working
     capital (note 12)                                                             896,026        876,875      1,883,106
                                                                               -----------    -----------    -----------
   Net cash used in operating activities                                          (739,681)    (1,937,835)    (3,154,214)

Cash flows from investing activities:
   Purchase of property and equipment                                              (15,930)      (166,290)      (309,740)
   Proceeds on sale of property and equipment                                      176,890             --        176,890
   Cash pledged as collateral for operating lease                                   18,109        (13,107)       (21,926)
                                                                               -----------    -----------    -----------
   Net cash used in investing activities                                           179,069       (179,397)      (154,776)

Cash flows from financing activities:
   Increase in promissory notes                                                    496,377        880,000      1,376,377
   Repayment of promissory notes                                                   (16,000)            --        (16,000)
   Increase in due from a related party                                                 --         12,575         12,575
   Issuance of common stock                                                             --      1,240,000      2,030,000
   Share issuance costs                                                                 --        (62,000)       (96,750)
   Acquisition of common stock                                                          --        (49,738)       (49,738)
                                                                               -----------    -----------    -----------
   Net cash provided by financing activities                                       480,377      2,020,837      3,256,464

Effects of exchange rates on cash and cash equivalents                              71,257        (65,551)        18,431

                                                                               -----------    -----------    -----------
Net decrease in cash and cash equivalents                                           (8,978)      (161,946)       (34,095)

Cash and cash equivalents, beginning of period                                       9,682        171,628         34,799
                                                                               -----------    -----------    -----------
Cash and cash equivalents, end of period                                       $       704    $     9,682    $       704
                                                                               ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                 $    91,655    $    33,460    $   125,115
      Income taxes                                                                      --             --             --
                                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

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

2.       Summary of significant accounting policies:

         (a)      Basis of presentation:

                  These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Sochrys.com Inc. and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A. The Company's wholly-owned subsidiaries, Graph-O-Logic S.A. and Sochrys Technologies S.A. were dissolved on September 25, 2001 and July 9, 2001, respectively. The consolidated financial statements include the accounts of these entities until their dissolutions.

                  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no cash and no assets, has negative working capital of $311,689, has incurred a loss of $1,448,485 for the year and has incurred negative cash flow from operations of $739,681. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place. To date the Company has been able to finance its operations on a month-to-month basis from investors who recognized the advancement of the Company's research and development activities.

                  If the Company obtains further financing, it will incur research and development expenditures of approximately $600,000 for the year ending December 31, 2002 and anticipates further growth in operations, infrastructure and personnel. The Company also anticipates an increase in operating expenses to support its growth plans. In the event the Company cannot raise the funds necessary to fund its research and development activities, it will cease operations.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

2.       Summary of significant accounting policies (continued):

         (a)      Basis of presentation (continued):

                  All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may necessitate a need to cease operations. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

                  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements, in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its software, the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

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

         (d)      Property and equipment:

                  Property and equipment held at December 31, 2000 was stated at cost less accumulated depreciation. Depreciation was charged on a straight-line basis over the estimated useful lives of the assets as follows:

      Asset                                                         Useful life
      -----                                                         -----------
      Furniture and equipment                                         3 years
      Computer hardware and software                                  3 years

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

2.       Summary of significant accounting policies (continued):

         (e)      Income taxes:

                  Deferred income taxes are determined using the asset and liability method, whereby deferred income tax is recognized on temporary differences using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences between the carrying values of assets or liabilities used for tax purposes and those used for financial reporting purposes arise in one period and reverse in one or more subsequent periods. In assessing the realizability of deferred tax assets, management considers known and anticipated factors impacting whether some portion or all of the deferred tax assets will not be realized. To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

         (f)      Research and development:

                  Costs related to research, design and development of software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. To date, completion of a working model of the Company's product has not occurred. As a result, the Company has not capitalized any software development costs.

         (g)      Foreign currency translation:

                  The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly-owned subsidiary, Evolusys S.A., is the Swiss franc. Accordingly, the subsidiary's assets and liabilities are included in the financial statements by translating them into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows are translated at the average monthly exchange rates during the year. Translation gains or losses are accumulated as a separate component of stockholders' deficiency. The operations of Graph-O-Logic S.A. and Sochrys Technologies S.A. were accorded similar treatment. Gains or losses arising from transactions in currencies other than the Swiss franc are included in the statement of operations for each period.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

2.       Summary of significant accounting policies (continued):

         (h)      Stock-based compensation:

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its stock options for employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. These provisions are required to be applied to stock compensation granted to non-employees. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         (i) Impairment of long-lived assets and long-lived assets to be disposed of:

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

2.       Summary of significant accounting policies (continued):

         (j)      Use of estimates:

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

3.       Due from a related party:

         The amount due from a related party was due from an officer of the Company, was non-interest bearing and had no terms of repayment. During fiscal 2001, the amount was written-off.

4.       Property and equipment:

                                                                            2000
                                                       Accumulated        Net book
                                        Cost           depreciation         value
                                      ---------        ------------       ---------
Furniture and equipment               $ 148,325         $ (63,267)        $  85,058
Computer hardware and software          302,668          (155,556)          147,112
                                      ---------        ------------       ---------
                                      $ 450,993         $(218,823)        $ 232,170
                                      ---------        ------------       ---------

         During 2001, the Company disposed of a significant amount of its property and equipment for cash consideration of $176,890. A gain of $7,442 was recognized on the disposition. The remaining property and equipment of $14,750 was considered impaired and written off.

5.       Promissory notes payable:

         The promissory notes payable bear interest at 12% per annum and are due on demand.

         During the year, promissory notes payable in the amount of $1,370,614, including accrued interest, accounts payable in the amount of $591,520 and accrued liabilities in the amount of $257,356 were converted to 2,774,362 common shares of the Company at a conversion price of $0.80 per share. In addition, the debtholders received 2,150,000 Series D warrants (note 6).

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

6.       Warrants:

         During 1999, the Company issued 340,000 Series B warrants to directors, officers and employees and 390,000 Series B warrants to unrelated parties to purchase a total of 730,000 common shares at an exercise price of $3 per share. The Series B warrants are exercisable at any time and expire August 31, 2003.

         During 2001, all of the Series C warrants were cancelled.

         In addition, during 2001, in connection with the conversion of debt to equity (note 5) the Company issued 2,150,000 Series D warrants and in connection with service rendered by an employee, the Company issued 500,000 Series D warrants. The Series D warrants entitle the holders to purchase a total of 2,650,000 common shares at an exercise price of $1.00 per share. The Series D warrants are exercisable at any time. The warrants issued upon the conversion of debt expire September 28, 2005 and the warrants issued to an employee expire October 1, 2005. An expense of $451,500 has been netted against the extraordinary gain on extinguishment of debt in the consolidated statement of operations to reflect the fair value of the warrants issued on conversion of debt. The expense was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 5.34%; expected volatility 50%; and an expected life of 4 years.

         The per share weighted-average fair value of warrants granted to employees during 2001 was $0.21 on the date of grant using the Black Scholes option-pricing model with the same weighted-average assumptions noted above. The Company applies APB Opinion No. 25 in accounting for warrants issued to directors, officers and employees and, accordingly, no compensation cost has been recognized for these warrants in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and basic net loss per share would have been reduced to the pro forma amounts indicated below.

                                                         2001                  2000
                                                     -------------         -------------
Net loss As reported                                 $  (1,448,485)        $  (2,932,430)
         Pro forma                                      (1,553,485)           (2,932,430)

Net loss per common share - basic and diluted
         As reported                                 $       (0.11)        $       (0.24)
         Pro forma                                           (0.12)                (0.24)
                                                     -------------         -------------

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

7.       Extraordinary item:

         On July 9, 2001 and September 25, 2001, the Company's wholly-owned subsidiaries Sochrys Technologies SA and Graph-O-Logic SA were dissolved, resulting in a forgiveness of debt. As a result, an extraordinary gain on the extinguishment of debt in the amount of $291,507 has been recognized in the consolidated statement of operations.

8.       Net loss per share:

         As the Company incurred a net loss during the years ended December 31, 2001 and 2000, the loss per common share is based on the weighted average common shares outstanding. The following outstanding instruments could potentially dilute loss per share for the periods presented:

                           2001             2000
                         ---------        ---------
Series B warrants          730,000          730,000
Series C warrants               --        1,000,000
Series D warrants        2,650,000               --
                         ---------        ---------

9.       Financial instruments:

         The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and promissory notes payable approximate fair value due to the short maturity of these instruments.

10.      Income taxes:

         Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                            2001              2000
                                         ----------        ----------
Deferred tax asset:
   Non-capital loss carryforwards        $  549,000        $  584,000
   Capital loss carryforwards             1,050,000                --
   Share issue costs                         16,000                --
                                         ----------        ----------
   Total gross deferred tax asset         1,615,000           584,000

   Valuation allowance                    1,615,000           584,000

                                         ----------        ----------
Net deferred tax liability               $       --        $       --
                                         ----------        ----------

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

10.      Income taxes (continued):

         Income tax expense attributable to income (loss) before income taxes was $nil (2000 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2001 - 34%) to the net loss as a result of the following:

                                                        2001                2000
                                                    -----------          -----------
Expected tax rate                                            34%                  34%

Expected tax recovery applied to net
  loss before income taxes                          $  (492,483)         $  (997,026)

Increase (decrease) in taxes resulting from:
   Change in valuation allowance                      1,031,000              421,000
   Foreign tax differential                            (654,000)             575,000
   Share issue costs                                    153,000                   --
   Other                                                (37,517)               1,026
                                                    -----------          -----------
                                                    $        --          $        --
                                                    -----------          -----------

         The Company has non-capital losses of $1,587,000 which are available to reduce U.S. taxable income and which expire as follows:

   2019                                            $  391,000
   2020                                               675,000
   2021                                               521,000
                                                   ----------
                                                   $1,587,000
                                                   ----------

         In addition, the Company has non-capital losses of $105,000 which are available to reduce taxable income for Swiss purposes and which expire in 2008.

11.      Rent expense:

         Rent expense for operating leases during 2001 and 2000 was $86,477 and $144,285, respectively.

SOCHRYS.COM INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2001 and 2000
(In U.S. dollars)

12.      Change in non-cash operating working capital:

                                2001              2000
                              ---------         ---------
Accounts receivable           $ (16,715)        $      --
Prepaid expenses                  6,699             5,998
Accounts payable                714,842           422,625
Accrued liabilities             191,200           453,430
Due to a related party               --            (5,178)
                              ---------         ---------
                              $ 896,026         $ 876,875
                              ---------         ---------