Form 10QSB
period 2002-03-31
SOCHRYS COM INC
filed 2002-05-14
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB
                                    ---------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



               30 METCALFE STREET, OTTAWA, ONTARIO, CANADA K1P 5L4
                    (Address of principal executive offices)
                     Issuers' telephone number: 613-293-0477


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                              YES [ X ] No [ ]


15,727,786 Shares of the registrant's Common Stock were outstanding as of May 10, 2002


Transitional Small Business Disclosure Format: Yes [   ]  NO [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2002              2001
                                                                                    ----              ----
                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $2,508             $704
     Notes receivable                                                              20,059               --
     Other current assets                                                         174,661              136
                                                                                  -------           ------

         Total assets                                                            $197,228             $840
                                                                                 ========            =====

        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $257,715         $199,529
     Promissory notes payable                                                     223,000          113,000
                                                                              -----------      -----------
         Total liabilities                                                         480,715         312,529


SHAREHOLDERS' DEFICIENCY:
 Common stock, ($0.001 par value.  Authorized 50,000,000 shares);
 Issued and outstanding 15,727,786 and 15,387,286 shares at March 31, 2002
and December 31, 2001, respectively.                                               15,726           15,386
 Additional paid in capital                                                     5,045,282        4,799,472
 Accumulated other comprehensive income                                            26,414           26,212
Deficit accumulated during the development stage                               (5,342,475)      (5,124,325)
Retained earnings prior to entering development stage                              21,304           21,304
Treasury stock (7,000 shares at March 31, 2002 and December 31, 2001)             (49,738)         (49,738)
                                                                                  --------         --------

         Total shareholders' deficiency                                          (283,487)        (311,689)
                                                                                 ---------        ---------


Total liabilities and shareholders' deficiency                                   $197,228             $840
                                                                                 ========             ====


                    See accompanying notes to unaudited interim period consolidated condensed financial statements.

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                                   PERIOD FROM
                                                                                                    AUGUST 3,
                                                                                                  1999 TO MARCH
                                                                                                     31, 2002
                                                                                                     (NOTE 1)
                                                                     2002             2001
                                                                     ----             ----
Operating expenses
     Research and development                                       $  90,000       $  508,590    $  3,120,483
     General and administrative                                       122,461          163,269       2,107,829
     Interest and foreign currency translations gains                   5,689           35,563         129,930
     Other                                                                 --               --          27,228
     Amortization                                                          --           27,340         189,988
     Gain on sale of property and equipment                                --               --          (7,442)
     Write-off of accounts receivable                                      --               --          16,715
     Write-off of due from related party                                   --               --          12,575
     Loss on cash pledged as collateral for operating lease                --               --          21,926
     Write-down of property and equipment                                  --               --          14,750
     Gain on extinguishment of debt                                                                   (291,507)
                                                                 -----------      -----------         ---------
                                                                           --               --
                                                                      218,150          734,762       5,342,475

Net loss                                                            $(218,150)       $(734,762)    $(5,342,475)
                                                                    ==========       ==========    ============

Loss per share                                                       $(0.01)          $(0.06)
                                                                     =======          =======

Weighted  average  number of common  shares  outstanding  during
period                                                             15,577,703       12,612,924
                                                                   ==========       ==========


                    See accompanying notes to unaudited interim period consolidated condensed financial statements.

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                                        PERIOD FROM
                                                                                                         AUGUST 3,
                                                                                                          1999 TO
                                                                                                         MARCH 31,
                                                                                                           2002
                                                                                2002         2001        (NOTE 1)
                                                                                ----         ----        --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                           $(218,150)    $(734,762)    $(5,342,475)
          ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
             OPERATING ACTIVITIES:
          Amortization of fixed assets                                              --        27,340       189,988
          Consulting fees                                                       71,775            --       201,775
          Gain on sale of property and equipment                                    --            --         (7,442)
          Gain on extinguishment of debt                                            --            --       (291,507)
          Write-off of accounts receivable                                          --            --         16,715
          Write-off of due to related party                                         --            --         12,575
           Loss on cash pledged as collateral for operating lease                   --            --         21,926
          Write-down of property and equipment                                      --            --         14,750
          INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
          Notes receivable                                                     (20,059)           --       (20,059)
          Prepaid and other current assets                                        (150)        2,766          (287)
          Due to a related party                                                    --            --        (5,178)
          Accounts payable and accrued liabilities                              58,186       454,770     1,946,607
                                                                                ------       -------     ---------
          Net cash used in operating activities                               (108,398)     (249,886)   (3,262,612)

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to fixed assets                                                 --        (5,334)    (309,740)
          Proceeds on sale of furniture, equipment and software                     --            --      176,890
          Cash pledged as collateral for operating lease                              --                  (21,926)
                                                                            ------------  ----------      --------
                                                                                                  --
          Net cash used in investing activities                                   (--)        (5,334)    (154,776)

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in due from related party                                        --            --       12,575
          Issuance of common shares                                                 --            --    2,030,000
          Share issuance costs                                                      --            --      (96,750)
          Redemption of common stock                                                --            --      (49,738)
          Issuance of promissory notes                                         110,000       192,000    1,486,377
          Repayment of promissory notes                                               --                   16,000
                                                                            ------------  ----------       ------
                                                                                                  --
          Net cash provided by financing activities                            110,000       192,000    3,366,464
                                                                               -------       -------    ---------

          Effects of exchange rates on cash and cash equivalents                   202        55,465       18,633
                                                                            ----------      --------       ------
          Net increase (decrease) in cash and cash equivalents                   1,804        (7,755)     (32,291)

          CASH AND CASH EQUIVALENTS:
          Beginning of period                                                      704         9,682       34,799
                                                                                   ---         -----       ------
          End of period                                                         $2,508        $1,927       $2,508
                                                                                 =====         =====        =====

          CASH PAID DURING THE PERIOD FOR:
               Interest                                                             --            --           --
               Income taxes                                                         --            --           --


                    See accompanying notes to unaudited interim period consolidated condensed financial statements.

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2002. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2001.

       Since August 1999 the efforts of the Company have been devoted to the development of it technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

       The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $283,487, and has incurred a loss of $218,150 and negative cash flow from operations of $108,398 for the quarter. The Company expects to continue to incur operating losses for the foreseeable future.

       The Company expects to incur research and development expenditures of approximately $600,000 for the year ending December 31, 2002 and anticipates further growth in operations, infrastructure and personnel. The Company also anticipates an increase in operating expenses to support its growth plans. The Company currently has no lines of credit or other financing facilities in place. In the event the Company cannot raise the funds necessary to support its research and development activities, it will reduce its activities.

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


2.       Promissory notes payable

       The promissory notes payable bear interest at 12%, are due on demand and are unsecured.

3.       Common stock transactions

       During the three months ended March 31, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the three months ended March 31, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of March 31, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

*  the uncertainties inherent in the development of new software applications;
*  our need for additional capital funding;
* the need for acceptance of our software applications by third party payers; and
*  rapid developments in technology, including developments by competitors.

We are a software development company focused on developing and commercializing products based on our technology that provides a multi-platform development environment and facilitates secure communications on the internet.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE: We generated no revenues during the three months ended March 31, 2002, nor did we generate any revenues during the three months ended March 31, 2001. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended March 31, 2002 we spent $90,000, a decrease of $418,590 (82%) from the $508,590 we spent during the three months ended March 31, 2001, developing our software applications. During the three months ended March 31, 2002 we had an average of 11 people working directly on the project, compared to 27 in the comparable period in 2001. This decrease in staffing is the primary reason for the decrease in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended March 31, 2002 we spent $122,461 as compared to $163,269 during the three months ended March 31, 2001. This decrease of $40,808 (25%) is a reflection of our efforts to consolidate our administrative activities.

NET LOSS: We incurred a loss of $218,150 ($0.01 per share) for the three months ended March 31, 2002, compared to $734,762 ($0.06 per share) for the three months ended March 31, 2001. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*  complete the development of products based on our technology;
*  identify clients willing to install beta sites for our products;
* operate successfully these beta sites, integrating our technology into their operations;
* modify the software applications based on the results of the beta site results;
* license the software applications to sufficient number of clients;
* modify the successful software applications, over time, to provide enhanced benefits to existing users;
*  successfully develop related software
   applications.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since inception we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses.

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

During the three months ended March 31, 2002 we issued $110,000 of 12% demand notes to partially fund operations. During the three months ended March 31, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the three months ended March 31, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of March 31, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 During the three months ended March 31, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

(B)      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.


                                                    By: /s/ANDRE MAISONNEUVE
                                                        --------------------
                                                        Andre Maisonneuve
                                                        Chairman, President and
                                                        Chief Executive Officer

Dated:       May 13, 2002