Form 10QSB
period 2002-06-30
SOCHRYS COM INC
filed 2002-08-09
CIK 1100644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

15,727,786 Shares of the registrant's Common Stock were outstanding as of July 18, 2002


Transitional Small Business Disclosure Format: Yes [   ]  NO [ X ]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 30,               DECEMBER 31,
                                                                                       2002                     2001
                                                                                    -----------             -----------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    15,013             $       704
     Prepaid expenses                                                                   196,369                     136
                                                                                    -----------             -----------

         Total assets                                                               $   211,382             $       840
                                                                                    ===========             ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                       $   249,920             $   199,529
     Promissory notes payable                                                           394,651                 113,000
                                                                                    -----------             -----------
         Total liabilities                                                              644,571                 312,529

SHAREHOLDERS' DEFICIENCY:
 Common stock, ($0.001 par value.  Authorized 50,000,000 shares);
    Issued and outstanding 15,727,786 and 15,387,286 shares at March 31,
   2002 and December 31, 2001, respectively                                              15,726                  15,386
Additional paid in capital                                                            5,045,282               4,799,472
Accumulated other comprehensive income                                                   26,414                  26,212
Deficit accumulated during the development stage                                     (5,492,177)             (5,124,325)
Retained earnings prior to entering development stage                                    21,304                  21,304
Treasury stock (7,000 shares at March 31, 2002 and December 31, 2001)                   (49,738)                (49,738)
                                                                                    -----------             -----------

         Total shareholders' deficiency                                                (433,189)               (311,689)
                                                                                    -----------             -----------


Total liabilities and shareholders' deficiency                                      $   211,382             $       840
                                                                                    ===========             ===========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                       AND THE PERIOD FROM AUGUST 3, 1999
                             THROUGH JUNE 30, 2002
                                   (UNAUDITED)

                                                                                                                     PERIOD FROM
                                                                                                                    AUGUST 3, 1999
                                                       THREE MONTHS                         SIX MONTHS                     TO
                                                           ENDED                               ENDED                    JUNE 30,
                                                          JUNE 30,                            JUNE 30,                    2002
                                                  2002              2001              2002              2001            (NOTE 1)
                                              ------------      ------------      ------------      ------------      ------------
Revenues
  Consulting revenues                         $         --      $         --      $         --      $         --      $         --
  Software revenues                                     --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------
Total Revenues                                          --                --                --                --                --

Operating expenses (income):
   Research and development                        100,000           322,352           190,000           830,942         3,220,483
   General and  administrative                      35,300           216,135           157,761           379,404         2,143,129
   Interest and other                               14,402            35,083            20,091            70,646           171,560
   Depreciation                                         --            17,916                --            45,256           189,988
   Loss (gain) on sale of property and
    equipment                                           --             2,215                --             2,215            (7,442)
   Write-off of accounts receivable                     --                --                --                --            16,715
   Write-off of due from related party                  --                --                --                --            12,575
   Loss on cash pledged as collateral for
    operating lease                                     --                --                --                --            21,926
   Write-down of property and equipment                 --                --                --                --            14,750
   Gain on extinguishments of debt                      --                --                --                --          (291,507)
                                              ------------      ------------      ------------      ------------      ------------
                                                   149,702           593,701           367,852         1,328,463         5,492,177

Net loss                                      $   (149,702)     $   (593,701)     $   (367,852)     $ (1,328,463)     $  5,492,177
                                              ============      ============      ============      ============      ============

Loss per share                                $      (0.01)     $      (0.05)     $      (0.02)     $      (0.11)
                                              ============      ============      ============      ============

Weighted average number of common shares
  outstanding during period                     15,727,786        12,612,924        15,653,159        12,612,924
                                              ============      ============      ============      ============

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
            AND THE PERIOD FROM AUGUST 3, 1999 THROUGH JUNE 30, 2002
                                   (UNAUDITED)

                                                                                       SIX                        PERIOD FROM
                                                                                      MONTHS                     AUGUST 3, 1999
                                                                                      ENDED                        TO JUNE 30,
                                                                                     JUNE 30,                         2002
                                                                            2002                 2001               (NOTE 1)
                                                                        -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (367,852)         $(1,328,463)         $(5,492,177)
Adjustments to reconcile net loss to net cash used in Operating activities:

Amortization of fixed assets                                                     --               45,256              189,988
Consulting fees                                                              71,775                2,215              201,775
Gain on sale of property and equipment                                           --                   --               (7,442)
Gain on extinguishment of debt                                                   --                   --             (291,507)
Write-off of accounts receivable                                                 --                   --               16,715
Write-off of due to related party                                                --                   --               12,575
 Loss on cash pledged as collateral for operating lease                          --                   --               21,926
Write-down of property and equipment                                             --                   --               14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable                                                              --                   --              (16,715)
Prepaid expenses                                                            (21,858)             (18,414)             (20,162)
Due to a related party                                                           --                   --               (5,178)
Accounts payable and accrued liabilities                                     50,391              844,886            1,955,526
                                                                        -----------          -----------          -----------
Net cash used in operating activities                                      (267,544)            (454,520)          (3,421,758)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to fixed assets                                                        --              (10,770)            (309,740)
Proceeds on sale of furniture, equipment and software                            --              167,233              176,890
Cash pledged as collateral for operating lease                                   --               30,647              (21,926)
                                                                        -----------          -----------          -----------
Net cash used in investing activities                                           (--)            (187,110)            (154,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related party                                               --                   --               12,575
Issuance of common shares                                                        --                   --            2,030,000
Share issuance costs                                                             --                   --              (96,750)
Redemption of common stock                                                       --                   --              (49,738)
Issuance of promissory notes                                                281,651              192,000            1,658,028
Repayment of promissory notes                                                    --                   --              (16,000)
                                                                        -----------          -----------          -----------
Net cash provided by financing activities                                   281,651              192,000            3,538,115
                                                                        -----------          -----------          -----------

Effects of exchange rates on cash and cash equivalents                          202               75,480               18,633
                                                                        -----------          -----------          -----------
Net increase (decrease) in cash and cash equivalents                         14,309                   70              (19,787)

Cash and cash equivalents:

Beginning of period                                                             704                9,682               34,799
                                                                        -----------          -----------          -----------
End of period                                                           $    15,013          $     9,752          $    15,013
                                                                        ===========          ===========          ===========

Cash paid during the period for:
     Interest                                                                    --                   --                   --
     Income taxes                                                                --                   --                   --

   See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

                                   (Unaudited)

         SOCHRYS.com Inc. (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to SOCHRYS.com Inc. on August 3, 1999.

         Since August 3, 1999, the efforts of the Company have been devoted to the development of a software technology that provides a multi-platform development environment and facilitates secure communications on the internet. As of the date of these financial statements, no software applications are ready for commercial use. Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet. The Company also conducted research and development on its core technology.

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

         The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2002. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2001.

         Since August 1999 the efforts of the Company have been devoted to the development of its technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

         The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $433,189, and has incurred a loss of $367,852 and negative cash flow from operations of $267,544 for the six months ended June 30, 2002. The Company expects to continue to incur operating losses for the foreseeable future.

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

2.       Promissory notes payable

         The promissory notes payable bear interest at 12% per annum, are due on demand and are unsecured.

3.       Common stock transactions

         During the six months ended June 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the six months ended June 30, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of June 30, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company, to be expensed as additional marketing services are received, the scheduling of which will occur at the discretion of management. The Company expects that the remaining marketing services will be received in full by June 30, 2003.


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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

REVENUE: We generated no revenues during the three months ended June 30, 2002, nor did we generate any revenues during the three months ended June 30, 2001. As of August 1999 we have directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended June 30, 2002 we spent $100,000, a decrease of $222,352 (69%) from the $322,352 we spent during the three months ended June 30, 2001, developing our software applications. During the three months ended June 30, 2002 we focused our research and development efforts on a narrower range of products than we had in the comparable period in 2001. This allowed us to reduce our staffing to an average of 11 people working directly on the project, compared to 16 in the comparable period in 2001. This decrease in staffing, in conjunction with a reduction in research and development contracts are the primary reasons for the decrease in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the three months ended June 30, 2002 we spent $35,300 as compared to $216,135 during the three months ended June 30, 2001. This decrease of $180,835 (84%) is a reflection of our efforts to consolidate our administrative activities.

INTEREST AND OTHER EXPENSE: Interest and other expense for the three months ended June 30, 2002 includes interest of $8,861 on our 12% demand notes, compared to $29,856 during the three months ended June 30, 2001. This $20,995 (70%) reduction in interest expense is a result of the conversion of $1,370,613 of the 12% notes into common shares on September 28, 2001.

NET LOSS: We incurred a loss of $149,702 ($0.01 per share) for the three months ended June 30, 2002, compared to $593,701 ($0.05 per share) for the three months ended June 30, 2001. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:


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

- modify the successful software applications, over time, to provide enhanced benefits to then-existing users;

-    successfully develop related software applications.

THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2001.

REVENUE: We generated no revenues during the six months ended June 30, 2002, nor did we generate any revenues during the six months ended June 30, 2001. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the six months ended June 30, 2002 we spent $190,000, a decrease of $640,942 (77%) over the $830,942 we spent during the six months ended June 30, 2001, developing our software applications. During the six months ended June 30, 2002 we focused our research and development efforts on a narrower range of products than we had in the comparable period in 2001. This allowed us to reduce our staffing to an average of 11 people working directly on the project, compared to 21 in the comparable period in 2001. This decrease in staffing, in conjunction with a reduction in research and development contracts are the primary reasons for the decrease in research and development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development activities. During the six months ended June 30, 2002 we spent $157,761 as compared to $379,404 during the six months ended June 30, 2001. This decrease of $221,643 (58%) is a reflection of our efforts to consolidate our administrative activities.

INTEREST AND OTHER EXPENSE: Interest and other expense for the six months ended June 30, 2002 includes interest of $14,550 on our 12% demand notes, compared to $58,042 during the six months ended June 30, 2001. This $43,492 (74%) reduction in interest expense is a result of the conversion of $1,370,613 of the 12% notes into common shares on September 28, 2001.

NET LOSS: We incurred a loss of $367,852 ($0.02 per share) for the six months ended June 30, 2002, compared to $1,328,463 ($0.11 per share) for the six months ended June 30, 2001. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

-    complete the development of products based on our technology;

-    identify clients willing to install beta sites for our products;

- operate successfully these beta sites, integrating our technology into their operations;

- modify the software applications based on the results of the beta site results;

-    license the software applications to sufficient number of clients;

- modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

-    successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since inception we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we

                                                                           Pg. 8
derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses. At this time the company has no committed sources of equity or debt, and needs to locate such sources on an on-going basis.

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

During the six months ended June 30, 2002 we issued $281,651 of 12% demand notes to partially fund operations. During the six months ended June 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the six months ended June 30, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of June 30, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company, to be expensed as additional marketing services are received, the scheduling of which will occur at the discretion of management. The Company expects that the remaining marketing services will be received in full by June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                                                          Pg. 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.

                                             By: /s/ Andre Maisonneuve
                                                     -----------------------
                                                     Andre Maisonneuve
                                                     Chairman, President and
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

Dated: August 9, 2002


                                                                          Pg. 11