Form 10QSB
period 2002-09-30
SOCHRYS COM INC
filed 2002-11-14
CIK 1100644

                         U.S. SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        ---------

                                       FORM 10-QSB

                                        ---------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                   30 Metcalfe Street, Ottawa, Ontario, Canada K1P 5L4
                   ---------------------------------------------------
                        (Address of principal executive offices)

                         Issuers' telephone number: 613-230-7211

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

    15,727,786 Shares of the registrant's Common Stock were outstanding as of October 25, 2002

    Transitional Small Business Disclosure Format: Yes [ ]  NO [X]

                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                (IN U.S. DOLLARS)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2002             2001
                                                                                 ----             ----
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    8,562      $       704
    Prepaid expenses                                                              186,344              136
                                                                               ----------      -----------

       Total assets                                                            $  194,906      $       840
                                                                               ==========      ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                   $  311,706      $   199,529
    Promissory notes payable                                                      504,651          113,000
                                                                               ----------      -----------
       Total liabilities                                                          816,357          312,529

SHAREHOLDERS' DEFICIENCY:
 Common stock, ($0.001 par value. Authorized 50,000,000 shares);
  Issued and outstanding 15,727,786 and 15,387,286 shares at
  September 30 , 2002 and December 31, 2001, respectively.                         15,726           15,386
Additional paid in capital                                                      5,045,282        4,799,472
Accumulated other comprehensive income                                             26,414           26,212
Deficit accumulated during the development stage                               (5,680,439)      (5,124,325)
Retained earnings prior to entering development stage                              21,304           21,304
Treasury stock (7,000 shares at September 30, 2002 and December 31,
  2001)                                                                           (49,738)         (49,738)
                                                                               ----------      -----------

       Total shareholders' deficiency                                            (621,451)        (311,689)
                                                                               ----------      -----------

Total liabilities and shareholders' deficiency                                 $  194,906      $       840
                                                                               ==========      ===========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.

                                                                           Pg. 2

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
          AND THE PERIOD FROM AUGUST 3, 1999 THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                (IN U.S. DOLLARS)

                                                                                                              PERIOD FROM
                                                       THREE MONTHS                  NINE MONTHS               AUGUST 3,
                                                          ENDED                         ENDED                   1999 TO
                                                       SEPTEMBER 30,                 SEPTEMBER 30,             SEPTEMBER
                                                    2002           2001           2002           2001             30,
                                                    ----           ----           ----           ----             2002
                                                                                                                  ----
                                                                                                                (NOTE 1)
                                                                                                                --------
Revenues
  Consulting revenues                            $        --    $        --     $        --    $        --    $        --
  Software revenues                                       --             --              --             --             --
                                                 -----------    -----------     -----------    -----------    -----------
Total Revenues                                            --             --              --             --             --

Operating expenses (income):
  Research and development                           102,000         93,093         292,000        924,035      3,322,483
  General and administrative                          76,526         85,821         234,287        465,226      2,219,655
  Interest and other                                   9,736         32,112          29,827        102,757        181,296
  Depreciation                                            --             --              --         45,256        189,988
  Loss (gain) on sale of property and
   equipment                                              --         81,932              --         84,147         (7,442)
  Write-off of accounts receivable                        --             --              --             --         16,715
  Write-off of due from related party                     --             --              --             --         12,575
  Loss on cash pledged as collateral for
   operating lease                                        --             --              --             --         21,926
  Write-down of property and equipment                    --             --              --             --         14,750

  Gain on extinguishment of debt                          --       (758,974)             --       (758,974)      (291,507)
                                                 -----------    -----------     -----------    -----------    -----------
                                                     188,262       (466,016)        556,114        862,447      5,680,439

Net earnings (loss)                              $  (188,262)   $   466,016     $  (556,114)   $  (862,447)   $(5,680,439)
                                                 ===========    ===========     ===========    ===========    ===========

Basic and diluted earnings (loss) per share      $     (0.01)   $      0.04     $     (0.04)   $     (0.07)
                                                 ===========    ===========     ===========    ===========

Weighted average number of common shares
outstanding during period                         15,727,786     12,704,705      15,678,308     12,643,854
                                                 ===========    ===========     ===========    ===========

    See accompanying notes to unaudited interim period consolidated condensed financial statements.

                                                                           Pg. 3

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
          AND THE PERIOD FROM AUGUST 3, 1999 THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                (IN U.S. DOLLARS)

                                                                        NINE                PERIOD FROM
                                                                       MONTHS              AUGUST 3, 1999
                                                                        ENDED               TO SEPTEMBER
                                                                     SEPTEMBER 30,            30, 2002
                                                                  2002          2001          (NOTE 1)
                                                                  ----          ----          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(556,114)    $(862,447)     $(5,680,439)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
Amortization of fixed assets                                           --        45,256          189,988
Consulting fees                                                    71,775            --          201,775
Gain on sale of property and equipment                                 --            --           (7,442)
Gain on extinguishment of debt                                         --      (758,974)        (291,507)
Write-off of accounts receivable                                       --            --           16,715
Write-off of due to related party                                      --            --           12,575
Loss on cash pledged as collateral for operating lease                 --            --           21,926
Write-down of property and equipment                                   --        84,147           14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable                                                    --            --          (16,715)
Prepaid expenses                                                  (11,833)        6,835          (11,969)
Due to a related party                                                 --            --           (5,178)
Accounts payable and accrued liabilities                          112,177       986,522        2,017,312
                                                                ---------     ---------      -----------
Net cash used in operating activities                            (383,995)     (498,661)      (3,538,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                              --       (10,770)        (309,740)
Proceeds on sale of furniture, equipment and software                  --       167,233          176,890
Cash pledged as collateral for operating lease                         --        52,610          (21,926)
                                                                ---------     ---------      -----------
Net cash used in investing activities                                 (--)      209,073         (154,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related party                                     --            --           12,575
Issuance of common shares                                              --            --        2,030,000
Share issuance costs                                                   --            --          (96,750)
Redemption of common stock                                             --            --          (49,738)
Issuance of promissory notes                                      391,651       192,000        1,768,028
Repayment of promissory notes                                          --            --          (16,000)
                                                                ---------     ---------      -----------
Net cash provided by financing activities                         391,651       192,000        3,648,115
                                                                ---------     ---------      -----------

Effects of exchange rates on cash and cash equivalents                202        88,702           18,633
                                                                ---------     ---------      -----------
Net increase (decrease) in cash and cash equivalents                7,858        (8,886)         (26,237)

Cash and cash equivalents:
Beginning of period                                                   704         9,682           34,799
                                                                ---------     ---------      -----------
End of period                                                   $   8,562     $     796      $     8,562
                                                                =========     =========      ===========

Cash paid during the period for:
     Interest                                                          --            --               --
     Income taxes                                                      --            --               --

   See accompanying notes to unaudited interim period consolidated condensed financial statements.

                                                                           Pg. 4

                       SOCHRYS.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                (In U.S. Dollars)

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

    The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2002. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2001.

    Since August 1999 the efforts of the Company have been devoted to the development of its technology and its products based on that technology. To date the Company has not sold any of its products and is considered to be in the development stage. The Company expects to continue the development of its technology and related software applications.

    The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $621,451, and has incurred a loss of $556,114 and negative cash flow from operations of $383,995 for the nine months ended September 30, 2002. The Company expects to continue to incur operating losses for the foreseeable future.

    The Company expects to incur research and development expenditures of approximately $400,000 for the year ending December 31, 2002 and anticipates further growth in operations, infrastructure and personnel. The Company also anticipates an increase in operating expenses to support its growth plans. On October 7, 2002 the Company issued $500,000 of 5% convertible unsecured promissory notes as described in Note 2 to the financial statements. The Company currently has no additional lines of credit or other financing facilities in place. In the event the Company cannot

                                                                           Pg. 5
    continue to raise the funds necessary to support its research and development activities, it will reduce its activities.

    All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the private placement of debt and equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

2.  Promissory notes payable and subsequent event

    Promissory notes payable as at the financial statement date bear interest at 12% per annum, are due on demand and are unsecured. On October 7, 2002 the Company issued $500,000 of unsecured 5% convertible promissory notes, the proceeds of which are held in escrow to be drawn upon at the discretion of management. Principal plus accrued interest on these notes are payable on October 7, 2003, and may be prepaid in part or in full at any time prior to the due date, without penalty. The Holder may, at any time, convert all or part of the outstanding principal and accrued interest into common shares in the capital of the Company, at a ratio of either 1 common share for each $0.33 USD of obligation converted, or at such a ratio of shares at a value equal to the price per share at which common shares in the capital of the Company have last been issued to a third party dealing at arms length with the Company, whichever is less.

3.  Common stock transactions

    During the nine months ended September 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the nine months ended September 30, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of September 30, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company, to be expensed as additional marketing services are received, the scheduling of which will occur at the discretion of management. The Company expects that the remaining marketing services will be received in full by June 30, 2003.

                                                                            Pg.6

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE: We generated no revenues during the three months ended September 30, 2002, nor did we generate any revenues during the three months ended September 30, 2001. Since August 1999 we have directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended September 30, 2002 we spent $102,000, an increase of $8,907 (10%) over the $93,093 we spent during the three months ended September 30, 2001, developing our software applications. During the three months ended September 30, 2002 we had an average of 11 people working directly on the project, compared to 9 in the comparable period in 2001. This increase in staffing is the primary reason for the increase in research and development costs. Although we currently have beta sites using a test version of our software applications, the technical feasibility of the software has not yet been established. We are therefore continuing to expense all costs related to the development of our software applications.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the three months ended September 30, 2002 we spent $76,526 as compared to $85,821 during the three months ended September 30, 2001. This decrease of $9,295 (11%) is a reflection of our efforts to consolidate our administrative activities.

INTEREST AND OTHER EXPENSE: Interest and other expense for the three months ended September 30, 2002 includes interest of $11,842 on our 12% demand notes, compared to $32,125 during the three months ended September 30, 2001. This $20,283 (63%) reduction in interest expense is a result of the conversion of $1,370,613 of the 12% notes into common shares on September 28, 2001.

                                                                           Pg. 7

NET INCOME (LOSS): We incurred a loss of $188,262 ($0.01 per share) for the three months ended September 30, 2002, compared to an operating loss, prior to the extinguishment of $758,974 of debt, of $292,958 ($0.02 per share) for the three months ended September 30, 2001. We generated a net income of $466,016 ($0.04 per share) during the three months ended September 30, 2001 after taking into account a gain of $758,974 ($0.06 per share) on extinguishment of debt. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

-   complete the development of products based on our technology;

-   continue to identify clients willing to install beta sites for our products;

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUE: We generated no revenues during the nine months ended September 30, 2002, nor did we generate any revenues during the nine months ended September 30, 2001. Since August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the nine months ended September 30, 2002 we spent $292,000, a decrease of $632,035 (68%) from the $924,035 we spent during the nine months ended September 30, 2001, developing our software applications. During the nine months ended September 30, 2002 we focused our research and development efforts on a narrower range of products than we had in the comparable period in 2001. This allowed us to reduce our staffing to an average of 11 people working directly on the project, compared to 17 in the comparable period in 2001. This decrease in staffing, in conjunction with a reduction in research and development contracts are the primary reasons for the decrease in research and development costs. Although we currently have beta sites using a test version of our software applications, the technical feasibility of the software has not yet been established . We are therefore continuing to expense all costs related to the development of our software applications.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the nine months ended September 30, 2002 we spent $234,287 as compared to $465,226 during the nine months ended September 30, 2001. This decrease of $230,939 (50%) is a reflection of our efforts to consolidate our administrative activities.

INTEREST AND OTHER EXPENSE: Interest and other expense for the nine months ended September 30, 2002 includes interest of $26,392 on our 12% demand notes, compared to $90,167 during the nine months ended September 30, 2001. This $63,775 (71%) reduction in interest expense is a result of the conversion of $1,370,613 of the 12% notes into common shares on September 28, 2001.

NET LOSS: We incurred a loss of $556,114 ($0.04 per share) for the nine months ended September 30, 2002, compared to $1,621,421 ($0.13 per share), prior to a $758,974 gain on the extinguishment of debt. We recorded a net loss for the nine months ended September 30, 2001 of $862,447 ($0.07 per share) after

                                                                           Pg. 8
accounting for the $758,974 gain on extinguishment of debt. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

    -   complete the development of products based on our technology;

    - continue to identify clients willing to install beta sites for our products;

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since inception we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses. On October 7, 2002 the Company issued $500,000 of 5% convertible unsecured promissory notes, as described in Note 2 to the financial statements. At this time the company has no other committed sources of equity or debt, and needs to locate such sources on an on-going basis.

SOURCES OF CAPITAL: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our core technology. Since then, we have directed all of our efforts to developing our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of equity, primarily from the exercise of the warrants we issued in August 1999.

During the nine months ended September 30, 2002 we issued $391,651 of 12% demand notes to partially fund operations. During the nine months ended September 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. All of such services were received during the nine months ended September 30, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered. As of September 30, 2002 the Company had received marketing services valued at $34,875 from this company. The remaining $174,375 is recorded as a current asset of the Company, to be expensed as additional marketing services are received, the scheduling of which will occur at the discretion of management. The Company expects that the remaining marketing services will be received in full by June 30, 2003.

USES OF CAPITAL: Since commencing operations in February 1995 through July 1999 we generated revenues from consulting contracts and used the funds in excess of that required to perform the consulting services to fund the development of the software applications. Since August 1999 we have directed our efforts towards the development of our software applications. In May 2000, we started to actively market our software applications. During the three months ended September 30, 2002 we expanded our sales and marketing activity with the introduction of a full-time senior sales position and a full-time business development position within the company. This effort is due to the objective of the company to increase the beta sites, and to position ourselves within the market-place, in order to obtain future commercial sales of our software applications once the development of our software applications is complete.

                                                                           Pg. 9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2002 the Company issued 61,500 shares of its common stock, valued at $36,900 ($0.60 per common share) to a company in consideration of marketing services. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 ($0.75 per common share) to a company in consideration of marketing services rendered and to be rendered.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

          EXHIBIT 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          EXHIBIT 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                          Pg. 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SOCHRYS.COM, INC.

                                          By:    /s/ Andre Maisonneuve
                                                     -----------------
                                                 Andre Maisonneuve
                                                 Chairman, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer
Dated: November 14, 2002

                                                                          Pg. 11

                            CERTIFICATION

         I, Andre Maisonneuve, Chief Executive Officer of Sochrys.com Inc. ("Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

         /s/ Andre Maisonneuve
         -----------------------
         Andre Maisonneuve
         Chief Executive Officer

                                  CERTIFICATION

         I, Andre Maisonneuve, Chief Financial Officer of Sochrys.com Inc. ("Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

         /s/ Andre Maisonneuve
         -----------------------
         Andre Maisonneuve
         Chief Financial Officer