Form 10KSB
period 2002-12-31
SOCHRYS COM INC
filed 2003-04-11
CIK 1100644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 o FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28423

                              VALIDIAN CORPORATION
                 (Name of Small business issuer in its charter)

             State of Nevada                                 58-2541997
        ------------------------------                    ------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        Incorporation or organization)                    Identification No.)

30 Metcalfe St. Suite 620 Ottawa, Ontario, Canada             K1P 5L4
-------------------------------------------------            ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: 613-230-7211

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.14) and asked ($0.18) price of the issuer's Common Stock as of March 27, 2002, was $1,596,489, based upon the average between the closing bid and asked price ($0.16) multiplied by the 9,978,055 shares of the issuer's Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer's classes of common equity as of March 27, 2003: 15,737,786.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              VALIDIAN CORPORATION
                                   Form 10-KSB
                                December 31, 2001

Table of Contents                                                       Page No.
-----------------                                                       --------

                                     Part I

Item 1.     Description of Business.                                         3

Item 2.     Description of Properties.                                      18

Item 3.     Legal Proceedings.                                              18

Item 4.     Submission of Matters to a Vote of                              19
            Security Holders.
                                     Part II

Item 5.     Market for Common Equity and                                    20
            Related Stockholder Matters.

Item 6.     Management's Discussion and Analysis or                         22
            Plan of Operation.

Item 7.     Financial Statements.                                           28

Item 8.     Changes in and Disagreement With Accountants                    28
            on Accounting and Financial Disclosure.

                                    Part III

Item 9.     Directors, Executive Officers, Promoters                        30
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation.                                         31

Item 11.    Security Ownership of Certain Beneficial                        32
            Owners and Management.

Item 12.    Certain Relationships and Related Transactions.                 34

Item 13.    Exhibits and Reports on Form 8-K                                34

Signatures                                                                  36
Supplemental Information                                                    37

                                     PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

      o trends affecting our financial condition or results of operations for our limited history;

      o     our business and growth strategies;

      o     our technology;

      o     the Internet; and

      o     our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

      o     our limited operating history;

      o     our lack of sales to date;

      o     our need for additional capital funding;

      o     if our technology and products do not perform as specified;

      o     if use of the Internet does not continue to grow;

      o     if new adverse government regulations are enacted;

      o     if better technology and products are developed by others.

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

      o "Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and

      o "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

Item 1. Description of Business.

Summary

We are an Internet software company. We design, develop and have initiated the marketing of software products based on our "technology." Products based on our technology:

      o facilitate secure, reliable data communications between any two application processes through the Internet or any private networks,

      o allow customers to develop distributed applications that run on different platforms.

Our technology will enable corporations, institutions and individuals to develop secure interactive, distributed applications (like electronic commerce) running either through wired or wireless networks, with ease of implementation and operation.

Our Technology

Our technology is based upon the following:

      o     Our Intellectual Property

Our intellectual property includes an addressing scheme, authentication process and key exchange process for mutually authenticating parties to a communication or transaction, to establish trust for a secure exchange. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts within the receiving application.

      o     Our Application Security Infrastructure (ASI)

Our Application Security Infrastructure is a transport infrastructure based on our intellectual property, which combines into a single platform major transport and control protocols as well as recent encryption methodologies. This is a major difference from current security approaches that tend to add layers over the Internet transport mechanisms. ASI integrates transport and security for secure communication over the Internet.

      o     Our Software Development Kit (SDK)

Our Software Development Kit is an environment for rapidly and simply developing and operating secure interactive, distributed applications on the Internet. Our SDK facilitates the implementation of enhanced security of applications using client/server, server-to-server or peer-to-peer communication models, all with equal ease. Our SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any application developed under our SDK or linked to ASI with the SDK.

      o     Our Secure Instant Messenger (SIM)

Our Secure Instant Messenger system is comparable with some consumer instant messaging systems such as AOL's ICQ and MSN Messenger. However, it offers a degree of security that makes it suitable for the business environment. Because SIM has been developed using our SDK and is based on our ASI, it inherits all of the ASI security features including uniting a closed community of authenticated users and providing the highest level of security available on the Internet for the exchange of data. Using SIM, the members of such a community can exchange text messages, files, URLs, audio files, video files, software or any type of data in a highly secure environment of trusted users.

Our technology provides benefits, by enabling users:

      o to integrate security and transport in all communication and document exchanges through an integrated approach, and

      o to develop and use existing interactive, distributed applications (like e-commerce, e-banking, e-health and e-loyalty) where it enhances their security.

Target Market

We plan to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential. This includes:

      o Corporate IT departments who serve their corporation with a variety of applications and implementation environments, according to the needs of the various internal departments. This may imply having to write applications for more than one platform or to migrate, at one point in time, from one platform to another; and

      o Independent Software Vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors

Potential customer industrial sectors include, among others:

      o     Manufacturers

      o     Health care

      o     Financial institutions

      o     Internet service providers,

      o     Distribution services,

      o     Government agencies,

      o     E-tailers.

Marketing Strategy and Distribution Channels

The Company has initiated a marketing program in North America, Europe and Asia Pacific to bring its products to the marketplace. This program has two components: Direct and Channel Sales.

      o     Direct Sales

The Direct Sales approach entails our officers and sales representatives making high-level contacts within the organizations of target customers to present the benefits and competitive advantages of our products. Leads to such presentations are generated through existing contacts of management and sales representatives, and through attendance at and participation in specialized e-commerce and computer security trade shows.

      o     Channel Sales

In order to penetrate the market for our products, we are attempting to partner with independent software vendors, value-added resellers ("VARs"), system integrators and application service providers. Potential partners are being identified based upon their ability to penetrate specific markets more easily than us. We believe major customers also will act as VARs in their sector.

Sales representatives and sales agents are promoting our products within these two channels. The representatives are responding to queries and expressions of interest from those interested in becoming early adopters of our working models when they become available, in order to generate implementation sites in the earliest timeframe possible. These early customers and distributors may have an impact on the product development schedule, as we will develop interfaces with users' existing systems in response to their feedback and individual requirements.

The representatives are supported by technical literature on specific topics such as:

      o     security,

      o     features and benefits,

      o     integration into current systems,

      o     openness of the architecture,

      o     future developments and

      o     implementation procedures.

We expect that individual sales cycles will be from four to eight months in duration. The territory where most potential clients reside is expected to be in North America, Europe and Asia Pacific. Two sales representatives were hired in the third quarter of 2002 and two sales agents were engaged in the fourth quarter of 2002. Market research began in the United States and Western Europe in the second quarter of 2000 and has been furthered in these and other potential markets during the fourth quarter of 2002 and the first quarter of 2003.

We anticipate that the main expense factors for continuing this marketing campaign will be for:

      o     personnel;

      o buying or renting lists of potential customers for direct marketing campaigns;

      o     direct marketing to potential customers;

      o     banner advertising on vertical industry websites;

      o     participation in trade shows;

      o     travel and living expenses;

      o     Web site development and maintenance; and

      o     literature preparation and distribution.

For more information, please see "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

OUR PRODUCTS

At this point in time, our products are in the development stage, and are not ready for commercial implementation.

Competition

Security Measures. We compete with a host of suppliers of security measures products and with internal systems developed by potential clients to prevent unauthorized access.

Security measures include:

      o     Symmetrical key encryption algorithms such as DES;

      o Private and public key encryption algorithms such as RSA and public key infrastructure products offered by companies such as Entrust;

      o Browser level protection such as secure socket layer offered by Netscape and Microsoft;

      o System level protection such as the secure electronic transaction developed by Visa and MasterCard and offered by the credit card industry and the banking system; and

      o Network level protection such as private networks and virtual private networks.

Our technology provides security features for communication over the Internet, extranet or intranet as well as on private and public networks. We combine all the functionality required to automatically perform secure, reliable Internet communications between any two distributed application processes under ASI control. Our technology is based on common, accepted standards. We enable developers to implement secure communications channels, resistant to intrusion, rapidly and with minimal maintenance.

We know of no other supplier who has implemented a security infrastructure for distributed applications based on this approach. However, we cannot assure that competitive products do not exist or will not be developed or that our products will be saleable in the marketplace.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

                                            Year ended December 31,
                                            -----------------------
                                               2002        2001

                                             $405,597   $1,015,043

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

Intellectual Property Protection

We rely on trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of the core Technology. We have registered trademarks in North America and in Europe to cover specific products described herein, as well as some graphic identification and the VALIDIAN name itself.

We believe, but we cannot assure, that our Technology and its implementation may be patentable. We are preparing a patent application covering its approach and preferred implementation. The initial patent applications will cover the U.S. and be expanded to other countries as and when we penetrate new markets. We have defined migration paths for the various products and developed schedules for that migration. This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

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

Employees

As of March 27, 2003, we had 14 personnel, including 1 executive officer, 9 software developers and programmers, 3 in marketing and sales, and 1 in administration. 9 of the personnel are located in Europe, 4 are located in Ottawa, Canada, and 1 is located in Philadelphia, USA. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

Risk Factors

Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

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

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We incurred an operating loss of $879,184 and negative cash flow from operations of $763,099 during the year ended December 31, 2002. During the year ended December 31, 2001, we incurred an operating loss of $1,636,157 and negative cash flow from operations of $739,681. We expect operating losses and negative cash flow to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

      o     sales and marketing,

      o     technology,

      o     infrastructure research and development and

      o     general business enhancement.

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

Our financial statements for the year ended December 31, 2002 have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on these financial statements includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. Note 2(a) to these financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially from the going concern basis on which our financial statements were prepared.

We have an immediate need for additional capital to proceed with our business plan. If we are unable to obtain such capital we may be unable to proceed with our business plan and we may be forced to limit or curtail our operations.

We have an immediate need for additional working capital to maintain our current operations and to proceed with our business plan. For a discussion of our capital requirements, see the disclosure in "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations." We currently do not have a commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all. Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution. If we are unable to raise additional financing when needed, we may be unable to grow or maintain our current level of business operations and, in fact, we may be forced to limit or curtail our operations.

The loss of any of our key personnel would likely have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued services of our key contractual personnel. Our loss of any of these key personnel most likely would have an adverse effect on our business. At present, we have a contractual agreement with these personnel but we do not have key man life insurance on them. In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current contractors or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current contractors or in attracting and motivating new personnel, our business could be materially adversely affected.

The market is highly competitive and we may not be able to compete successfully against our current and future competitors

The market for our products and technology is highly competitive and subject to rapid change. We face competitive pressures from numerous actual and potential competitors. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors have substantial competitive advantages, including:

      o     longer operating histories,

      o     significantly greater financial, technical and marketing resources,

      o     greater brand name recognition and

      o     larger existing customer bases.

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

To attract customers we may have to develop a brand identity and increase public awareness of our technology and products. To increase brand awareness, we may advertise to the extent that we have adequate financial and other resources to do so. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our brands, which would have a material adverse effect on our results of operations.

If we are unable to respond to rapid technological change and improve our products and services, our business could be materially adversely affected.

The market for Internet solutions and software products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or technology obsolete. Keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove difficult or impossible. Our failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our technology and products could harm our ability to attract and retain customers. If

      o we are not able to improve and expand our technology and products to keep them state-of-the-art or

      o current competitors or new market entrants succeed in developing and introducing new or enhanced technology and/or products superior to, or more effective than ours, our business could be materially and adversely affected.

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

Despite these precautions, it may be possible for unauthorized third parties to copy or otherwise obtain and use our products, technology or proprietary information. In addition, effective patent, trademark, trade secret, and copyright protection may be unavailable or limited in certain foreign countries. We have registered trademarks in the United States, Canada and Europe. We are also preparing patent applications. Litigation may be necessary in the future:

      o     to enforce our intellectual property rights,

      o     to defend the validity of any patents that we may obtain,

      o     to protect our trade secrets or

      o to determine the validity and scope of the proprietary rights of others.

Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could impair our financial and business condition. Although currently we are not engaged in any form of litigation proceedings, in the future we may receive notice of claims of infringement of other parties' proprietary rights. Such claims may involve internally developed technology or technology and enhancements that we may license from third parties. Moreover, although we sometimes may be indemnified by third parties against claims that licensed third-party technology infringes the proprietary rights of others, indemnity may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual. Any such claims could require us to spend time and money defending against them, and, if they were decided adversely to us, could cause us:

      o     to pay damages,

      o     to be subject to injunctions or

      o to halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which necessary technology will increase our costs and might not be available on reasonable terms.

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

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the provision of our technology or products, our net sales and results of operations could be harmed. One or more states may seek to impose sales tax collection obligations on companies that engage in or facilitate the provision of services on the Internet. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from the provision of our products and technology. Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Freedom Act of 1998, imposes only a three-year moratorium that ended on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

Our operating results may prove unpredictable, and may fluctuate significantly.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, future operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Factors that may cause operating results to fluctuate significantly include the following:

      o     new technology or products introduced by us or by our competitors;

      o the timing and uncertainty of sales cycles and seasonal declines in sales; and

      o general economic conditions, as well as economic conditions specific to users of our products and technology.

Our common stock price may be volatile.

The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

      o     our quarterly results of operations;

      o the variance between our actual quarterly results of operations and predictions by stock analysts;

      o financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;

      o public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

      o public reports concerning our products or technology or those of our competitors; and

      o the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

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

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board. There is only a limited market for our common stock and there can be no assurance that this market will be maintained or broadened. If a substantial and sustained market for our common stock does not develop, our shareholders' ability to sell their shares may be materially adversely affected.

Substantial Sales of our common stock could cause stock price to fall.

As of March 27, 2003, we had outstanding 15,737,786 shares of common stock of which approximately 9,914,862 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share. In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock". Penny stocks are stocks:

      o     with a price of less than five dollars per share;

      o     that are not traded on a recognized national exchange;

      o     whose prices are not quoted on the NASDAQ automated quotation system
            ; or

      o     of issuers with net tangible assets less than

      o $2,000,000 if the issuer has been in continuous operation for at least three years; or

      o     $5,000,000 if in continuous operation for less than three years, or

      o of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

      o to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

      o to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

      o to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

      o to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current and former executive officers, directors and major shareholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 27, 2003, our current and former executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 45 % of the outstanding common stock if they exercised all of the warrants held by them. These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

There are certain risks inherent in doing business on an international level, such as:

      o unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology that may limit sales sometime in the future;

      o     tariffs and other trade barriers;

      o     difficulties in staffing and managing foreign operations;

      o     longer payment cycles;

      o     problems in collecting accounts receivable;

      o     political instability;

      o     fluctuations in currency exchange rates;

      o     software piracy;

      o seasonal reductions in business activity during the summer months in Europe and elsewhere; and

      o     potentially adverse tax consequences.

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

Our Corporate History

We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures. We changed our name as follows:

Date                           New Name

February 3, 1992        American Gold Group Inc.
August 26, 1992         American Group, Inc.
December 23, 1993       Global Science Corp.
August 9, 1999          Sochrys.com Inc.
January 28, 2003        Validian Corporation

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

On April 6, 1999, we effected a reverse split of our issued and outstanding shares of common stock on a one-for-300 basis. All references to our shares of common stock in this annual reportretroactively give effect to this reverse split unless the text specifically indicates otherwise.

On June 23, 1999, our former directors and the holders of a majority of our issued and outstanding shares of common stock, determined not to maintain the Jack Thorn Property and to write off the costs of acquiring the property.

On August 3, 1999, our former directors and the holders of a majority of our issued and outstanding shares of common stock, approved the acquisition of 100% of the issued and outstanding shares of stock of Graph-O-Logic, S.A. for 8,459,000 shares of our common stock and warrants to purchase an aggregate of 2,000,000 shares over a four year period. 1,000,000 of the warrants were exercisable at $2.00 per share and have been exercised and the other 1,000,000 warrants were exercisable at $5.00 per share, and have since been cancelled. In addition, Jean Pierre Hofman and Andre Hensler, two Executive Officers of Graph-O-Logic, S.A., were elected to our board of directors.

We consummated the acquisition of Graph-O-Logic, S.A. on August 30, 1999 at which time all of our former executive officers and directors other than Messrs. Hofman and Hensler resigned and were replaced by a slate chosen by Graph-O-Logic, S.A., which consisted of Messrs. Hofman, Hensler and Claverie.

Mr. Hofman resigned as an officer of the Company on April 1, 2001
Mr. Hensler resigned as an officer of the Company on September 25, 2001 Mr. Claverie resigned as an officer of the Company on September 25, 2001

Item 2. Description of Properties.

Our Canadian office is located at 30 Metcalfe St., Suite 620, Ottawa, Canada, K1P 5L4. The telephone number is 613-230-7211. Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342. The telephone number is (404) 256-1963.

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

Item 4. Submission of Matters to a Vote of Security holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2002. On January 28th, 2003 a majority of the Company's shareholders passed a shareholders' resolution approving an amendment to the Company's Articles of Incorporation changing the Company's name to Validian Corporation.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Marketing Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded or will trade is in the over-the-counter market. Our stock is quoted on the OTC Bulletin Board and our symbol as of January 28 2003 is "VLDI". Prior to effecting our name change to Validian Corporation on January 28, 2003 our symbol was "SOCH". Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low bid quotes of our common stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board. These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessary represent actual transactions.

                          MARKET PRICE OF COMMON STOCK

                                                        BID

        Quarter Ending                             High      Low
                                                   ----      ---
        2001
        January 1 to March 31                      2.50     1.30
        April 1 to June 30                         1.75     0.65
        July 1 to September 30                     1.35     0.65
        October 1 to December 31                   1.25     0.40

        2002
        January 1 to March 31                       .80      .48
        April 1 to June 30                         0.53     0.33
        July 1 to September 30                     0.46     0.15
        October 1 to December 31                   0.28     0.07

        2003
        January 1 to March 31                      0.27     0.07

(b) Holders -- There were approximately 151 holders of record of our common stock as of March 27, 2003, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of March 27, 2003 was 15,737,786 shares.

Capital Stock Issuance - During the three months ended September 30 2001, pursuant to section 4 (2) of the Securities Act of 1933, we issued 2,774,362 shares of common stock at $0.80 per share plus 2,150,000 warrants exercisable at $1.00 per share to creditors for $2,219,493 of consideration as payment for debt. We also issued 500,000 warrants to our Executive Vice President (now Chairman, President, Chief Executive Officer, Secretary and Director), Andre Maisonneuve, exercisable at $1.00 per share. 1,000,000 warrants exercisable at $5.00 per share were cancelled upon agreement between the Company and the holders. During the period January 1, 2002 through March 28, 2002, pursuant to section 4 (2) of the Securities Act of 1933, we issued 340,500 shares of our common stock to creditors as payment for services rendered and to be rendered.

On February 20, 2003, pursuant to section 4 (2) of the Securities Act of 1933, we issued 10,000 shares of our common stock to creditors as payment for services rendered.

(c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of its present financial status and its contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans: The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2002:

-----------------------------------------------------------------------------------------------------------
                                  Number of securities         Weighted average        Number of securities
                                     to be issued upon        exercise price of     remaining available for
                                             excercise              outstanding       future issuance under
                                        of outstanding        options, warrants   equity compensation plans
                                 options, warrants and      warrants and rights       (excluding securities
                                                rights                                            reflected
                                                                                             in column (a))
-----------------------------------------------------------------------------------------------------------
                                             (a)                      (b)                          (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                                   --                       --                          --
security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                        3,380,000                   $ 1.43                          --
security holders
-----------------------------------------------------------------------------------------------------------
Total                                        3,380,000                   $ 1.43                          --
-----------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2002 and December 31, 2001. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations. Since then, our business has been as more fully described in " Part I, Item 1: Description of Business". Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Plan of Operations

We are a development stage enterprise. As such, our historic results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2003. Our products have not reached the stage of being saleable and we have yet to make a commercial sale. Our major initiatives through December 31, 2003 are:

      o     completing the development of our products;

      o obtaining commercial sales of our products, and continuing our current marketing program; and

      o developing and improving product agents to perform specialized functions common to many e-commerce sites.

For more information, please see "Part 1. Item 1: Description of Business; Technology."

Marketing Plans: We started the marketing process in the second quarter of 2000, with our original focus being potential customers located in the United States and Western Europe. The potential customers and our current marketing program are more fully described in "Part 1. Item 1: Description of Business; The Target Market." Marketing activities are multi-faceted.

Marketing leads are being developed by direct identification of potential customers, through trade shows and through personal contacts of management and the marketing representatives. We expect to spend $40,000 in attending and exhibiting at trade shows through December 31, 2003. We anticipate that preparation of additional promotional literature, including technical evaluations of the products and testimonials from users of the products, and distribution of promotional literature at the trade shows and by direct mailings to the individuals identified as the decision makers and decision influencers will cost $540,000 during the year ended December 31, 2003.

Sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to the potential customer. We estimate the cost of this initiative, including travel and sales support, to be $320,000 for the year ended December 31, 2003.

Pilot projects to demonstrate the utility and benefits of the products to the customer are expected to be funded at a break-even level by customers, once our working models are completed.

In summary, the marketing program is expected to cost between $900,000 and $1,000,000 through December 31, 2003, subject to sufficient financing or cash flow.

Developing and Improving Product Agents: While we direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of the products and additional product agents and improving existing ones. For more information please see "Part I. Item 1. Description of Business; Our Technology."

We will improve and further develop our products based upon responses from potential customers. The cost associated with this development is primarily a function of the activity currently planned and thus will be subject to a high degree of control. We estimate that the cost of this continued research and development effort will be $800,000 through December 31, 2003, subject to sufficient financing or cash flow. In addition, we expect to spend $400,000 on general and administrative expenses through December 31, 2003, subject to sufficient financing or cash flow.

In the past, we obtained financing from the exercise of our Series A warrants, which are now fully exercised, and the proceeds from loans. Until such time as we generate sufficient revenues from the licensing of our software applications we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

      o debt instruments, including demand notes similar to those discussed below in "Liquidity and Capital Resources";

      o     private placements of common stock;

      o exercise of Series `B' warrants at an exercise price of $3.00 per share;

      o exercise of Series `D' warrants at an exercise price of $1.00 per share; or

      o     funding from potential clientele or future industry partners.

There can be no assurance that any such financings can be obtained. In the event that we are not able to raise sufficient funds to conduct all of the foregoing activities, we will scale back the level of activities we undertake to match the funds available. In this regard, please see "Risk Factors; Immediate need for Additional Capital" in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2002 and with respect to the consolidated balance sheets as at December 31, 2002 and 2001, are derived from our audited consolidated financial statements included at the end of this report. The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

                                                       Year Ended December 31
                                                        2002            2001

       Operations Data
Selling, general and administrative                 $  473,306      $  516,829
Research and development                               405,597       1,015,043
Amortization                                               281          45,761
Loss on write-off of assets, net                            --          58,524
Other expenses, net                                     27,657         103,835
Extraordinary gain on settlement of debt                    --        (291,507)
Net loss                                            $  906,841      $1,448,485




                                                       Year Ended December 31
                                                        2002            2001

       Flows Data
Net cash from (used in) operations                    (763,099)     $ (739,681)
Net cash from (used in) investing activities           (10,106)        179,069
Net cash from financing activities                     929,151         480,377
Effects of exchange rates on cash                           --          71,257
Net increase (decrease) in cash                     $  155,946      $   (8,978)

       Balance Sheet Data
Cash                                                $  156,650      $      704
Total current assets                                   371,358             840
Fixed Assets                                             9,825              --
Total assets                                           381,183             840
Total current liabilities                            1,379,775         312,529
Stockholders' equity (deficiency)                     (998,592)       (311,689)

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

Through September 30, 2001, our principal operations were conducted in Switzerland. Our expenses were incurred in Swiss francs. Subsequent to September 30, 2001 our principal operations were conducted in Canada and Europe. However the majority of our expenses were incurred in United States dollars. Our financial statements have been conformed to US GAAP and presented in US dollars for purposes of this annual report. The rates of exchange between the Swiss franc and US dollar set out below were used to convert the various financial statement balances from Swiss francs to US dollars. In the following tables we set forth:

      o     the rates of exchange for the US dollar, expressed in Swiss francs
            (CH), in effect at the end of each of the periods indicated;

      o     the average of the exchange rates in effect during such periods

                                   Years ending December 31

                                                         2002            2001
                  Rate at end of Period                  1.39CH          1.61CH
                  Average Rate During Period             1.56CH          1.69CH

The fiscal year ended December 31, 2002 compared to the fiscal year ended December 31, 2001

Revenue: We generated no revenues during the year ended December 31, 2002, nor did we generate any revenues during the year ended December 31, 2001.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the year ended December 31, 2002 we spent $473,306 as compared to $516,829 during the year ended December 31, 2001. This decrease of $43,523 (8%) is a reflection of our efforts to consolidate our administrative activities.

Research and Development Expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the year ended December 31, 2002, we spent $405,597, a decrease of $609,446 (60%) from the $1,015,043 spent in developing our Technology, and implementing it into products during 2001. In addition, we continued to develop related software applications. During the year ended December 31, 2002 we had an average of 11 people working directly on the project, compared to an average of 17 people during the comparable period in 2001. This decrease in staffing is the primary reason for the decrease in research and development costs.

Amortization: Amortization expense was $281 during the year ended December 31, 2002, a decrease of $45,480 (99%), over the $45,761 charged to expense during the year ended December 31, 2001. As a result of the insolvency of two of our Swiss subsidiaries all of our leased computer equipment and office furniture was returned to the lessors during 2001. Since that time, the use of computer equipment has been provided under arrangements with our contractors. The use of office furniture and equipment is provided under the terms of our arrangements for leased premises as described above. This decrease in property and equipment is the reason for the decrease in amortization expense.

Gain on Sale of Assets: During the year ended December 31, 2001 we sold our computer and office equipment, which provided us with $176,890 in cash and generated a gain on sale of these assets of $7,442. We did not have a comparable transaction during the year ended December 31, 2002.

Loss on Write-off of Assets: In July and September 2001, two of our Swiss subsidiaries were determined to be insolvent and put under the protection of the Swiss courts. We recorded losses of $65,966 as a result of the uncollectibility or impairment in value of assets held by the subsidiaries at the date of their insolvency. No assets were written off during 2002.

Extraordinary Gain on Settlement of Debt: In July and September 2001, two of our Swiss subsidiaries were determined to be insolvent and put under the protection of the Swiss courts. As a result of this situation we recorded a $291,507 gain on the settlement of the debts of these two subsidiaries. There was no comparable event during the year ended December 31, 2002.

Effects of Exchange Rates on Cash: The reporting currency for our financial statements is the United States dollar. The functional currency for our wholly owned subsidiary, Evolusys S.A., is the Swiss franc. This subsidiary became inactive during 2002. Prior to their insolvencies during 2001, the functional currency for our other operating subsidiaries was also the Swiss franc. Expenses were translated from Swiss francs to United States dollars at the average monthly exchange rates during the period. The exchange rates used are disclosed above. Translation gains and losses were accumulated as a separate component of shareholders' equity.

As a result of the discontinuance of the operations of Evolusys S.A. during 2002, we have changed our method of accounting for foreign currency translations relating to this subsidiary. Commencing in 2002, exchange gains and losses are included in the statement of operations as other income or expense. During the year ended December 31, 2002, we recorded translation gains of $2,209 relating to exchange rate changes during the year. During the year ended December 31, 2001 we recorded $62,202 in translation gains as a component of stockholders' equity.

Net Loss: We incurred a loss of $906,841 (($0.06) per share) for the year ended December 31, 2002, compared to a loss of $1,448,485 (($0.11) per share) for the year ended December 31, 2001. Our loss before extraordinary items was $906,841 (($0.06) per share) for the year ended December 31, 2002, compared to a loss of $1,739,992 (($0.13) per share) for the year ended December 31, 2001. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

      o     identify clients willing to install beta sites for our products;

      o operate successfully these beta sites, integrating our technology into their operations;

      o modify the software applications based on the results of the beta site results;

      o     license the software applications to a sufficient number of clients;

      o modify the successful software applications, over time, to provide enhanced benefits to existing users; and

      o     successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2002, we had negative working capital of $1,008,417 compared to negative working capital of $311,689 at December 31, 2001. This significant decrease in working capital occurred primarily as a result of an increase of $929,151 in debt financing, which we used to fund our operations for the period. We had $156,650 of cash on hand at December 31, 2002 compared to $704 at December 31, 2001.

Net Cash Flow from Operations: During the year ended December 31, 2002, we used $763,099 in operations, compared to using $739,681 during the year ended December 31, 2001. The use of cash in operations during the year ended December 31, 2002 resulted primarily from a net loss of $906,841, which was partially offset by depreciation of $281, consulting fees of $71,775 and interest of $48,185, which did not involve the use of cash, and by a net change in non-cash operating working capital of $49,713. During the year ended December 31, 2001, the use of cash in operations resulted from a net loss of $1,448,485 and unusual non-cash adjustments totaling $232,983, which occurred as a result of the insolvency of two of our Swiss subsidiaries. These amounts were partially offset by depreciation of $45,761 and interest of $91,655, which did not involve the use of cash, and by a net change in non-cash operating working capital of $804,371.

Net Cash Used in Investing Activities: During the year ended December 31, 2002, we invested $10,106 in computer equipment. During the year ended December 31, 2001 we sold our computer equipment and office furniture, which provided us with $176,890 in cash. We also applied $18,109 of the cash we had pledged as collateral on an operating lease to our obligations under that operating lease.

Net Cash From Financing Activities: During the year ended December 31, 2002 we raised $929,151 from the issuance promissory notes. During the year ended December 31, 2002 we raised $496,377 from the issuance of promissory notes and repaid $16,000 of these notes. In addition during 2001, promissory notes payable in the amount of $1,370,614, including accrued interest, accounts payable in the amount of $591,520 and accrued liabilities in the amount of $257,356 were converted to 2,774,362 common shares of the Company at a conversion price of $0.80 per share. These debt holders also received 2,150,000 Series D warrants.

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

                  Consolidated Financial Statements of

                  VALIDIAN CORPORATION
                  (formerly SOCHRYS.com Inc.)

                  (A Development Stage Enterprise)

                  Years ended December 31, 2002 and 2001

                                                                           Page

Auditors' Report to the Board of Directors                                  F-2

Consolidated Balance Sheets as at December 31, 2002 and 2001                F-3

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 and for the period from
August 3, 1999 to December 31, 2002                                         F-4

Consolidated Statements of Changes in Stockholders' Deficiency
and Comprehensive Loss for the years ended December 31, 2002 and 2001       F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001 and for the period from August 3, 1999 to
December 31, 2002                                                           F-7

Notes to Consolidated Financial Statements                                  F-8

AUDITORS' REPORT TO THE BOARD OF DIRECTORS

We have audited the accompanying consolidated balance sheets of Validian Corporation (formerly SOCHRYS.com Inc.) and subsidiaries (a Development Stage Enterprise) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for the years then ended and the period from August 3, 1999 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and the period from August 3, 1999 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has no revenues, has negative working capital at December 31, 2002, and has incurred a loss for the year, as well as negative cash flow from operating activities in the same period. The Company has accumulated a deficit and a deficiency in stockholders' equity and its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Ottawa, Canada
January 14, 2003 (except for note 5(a) which is as of February 20, 2003)

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 2002 and 2001
(In U.S. dollars)

-----------------------------------------------------------------------------------------------------
                                                                        2002                   2001
-----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                      $   156,650           $       704
     Prepaid expenses                                                   214,708                   136
-----------------------------------------------------------------------------------------------------
                                                                        371,358                   840

Property and equipment (note 3)                                           9,825                    --

-----------------------------------------------------------------------------------------------------
                                                                    $   381,183           $       840
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable                                               $   180,910           $   110,798
     Accrued liabilities                                                156,714                88,731
     Promissory notes payable (note 4)                                1,042,151               113,000
-----------------------------------------------------------------------------------------------------
                                                                      1,379,775               312,529

Stockholders' deficiency:
     Common stock ($0.001 par value.  Authorized 50,000,000
       shares; Issued and outstanding 15,727,786 shares in 2002
       and 15,387,286 shares in 2001) (note 5(a))                        15,726                15,386
     Additional paid-in capital                                       5,045,282             4,799,472
     Accumulated other comprehensive income                                  --                26,212
     Deficit accumulated during the development stage                (6,031,166)           (5,124,325)
     Retained earnings prior to entering development stage               21,304                21,304
     Treasury stock (7,000 shares in 2002 and 2001 at cost)             (49,738)              (49,738)
-----------------------------------------------------------------------------------------------------
                                                                       (998,592)             (311,689)

Basis of presentation (note 2(a))
Subsequent event (note 5(a))
-----------------------------------------------------------------------------------------------------
                                                                    $   381,183           $       840
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Years ended December 31, 2002 and 2001
and The Period from August 3, 1999 to December 31, 2002
(In U.S. dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                          Period from
                                                                                                            August 3,
                                                                                                              1999 to
                                                                                                         December 31,
                                                                        2002                 2001                2002
---------------------------------------------------------------------------------------------------------------------
Expenses:
     Selling, general and administrative (note 5(a))            $    473,306         $    516,829         $ 2,458,674
     Research and development                                        405,597            1,015,043           3,436,080
     Depreciation of property and equipment                              281               45,761             190,269
     Gain on sale of property and equipment                               --               (7,442)             (7,442)
     Write-off of accounts receivable                                     --               16,715              16,715
     Write-off of due from related party                                  --               12,575              12,575
     Loss on cash pledged as collateral
       for operating lease                                                --               21,926              21,926
     Write-down of property and equipment                                 --               14,750              14,750
     ----------------------------------------------------------------------------------------------------------------
                                                                     879,184            1,636,157           6,143,547

---------------------------------------------------------------------------------------------------------------------
Operating loss                                                      (879,184)          (1,636,157)         (6,143,547)

Other income (expenses):
     Interest                                                        (45,978)             (91,655)           (170,219)
     Other                                                            18,321              (12,180)             (8,907)
     ----------------------------------------------------------------------------------------------------------------
                                                                     (27,657)            (103,835)           (179,126)

---------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                      (906,841)          (1,739,992)         (6,322,673)

Extraordinary item:
     Gain on extinguishment of debt (note 6)                              --              291,507             291,507

---------------------------------------------------------------------------------------------------------------------
Net loss                                                        $   (906,841)        $ (1,448,485)        $(6,031,166)
---------------------------------------------------------------------------------------------------------------------

Loss per common share before extraordinary
   item - basic and diluted (note 7)                            $      (0.06)        $      (0.13)
---------------------------------------------------------------------------------------------------------------------

Loss per common share after extraordinary
   item - basic and diluted (note 7)                            $      (0.06)        $      (0.11)
---------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                        15,690,779           13,306,515
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Changes in
Stockholders' Deficiency and Comprehensive Loss

For the four years ended December 31, 2002
(In U.S. dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Retained
                                                                     earnings
                                                                        prior        Deficit    Accumulated
                                                                           to    accumulated          other
                                             Common   Additional     entering         during  comprehensive
                                              stock      paid-in  development    development         income   Treasury
                                    Number   amount      capital        stage          stage         (loss)      stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998       61,333  $    61  $    23,058      $ 30,080   $        --       $ (7,426)  $     --  $    45,773

Issued for mining claims            92,591       92       27,408            --            --             --         --       27,500
Issued for cash                  3,000,000    3,000       27,000            --            --             --         --       30,000
Reverse acquisition              8,459,000    8,459       21,541            --            --             --         --       30,000
Fair value of warrants
 issued to unrelated
 parties                                --       --      130,000            --            --             --         --      130,000
Shares issued upon
 exercise of warrants              380,000      380      759,620            --            --             --         --      760,000
Share issuance costs                    --       --      (34,750)           --            --             --         --      (34,750)
Comprehensive loss:                     --
   Net loss                             --       --           --        (8,776)     (743,410)            --         --     (752,186)
   Currency translation
     adjustment                         --       --           --            --            --         11,837         --       11,837
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                                                                                      (740,349)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999   11,992,924   11,992      953,877        21,304      (743,410)         4,411         --      248,174

Shares issued upon
 exercise of warrants              620,000      620    1,239,380            --            --             --         --    1,240,000
Share issuance costs                    --       --      (62,000)           --            --             --         --      (62,000)
Acquisition of common
 stock                                  --       --           --            --            --             --    (49,738)     (49,738)
Comprehensive loss:
   Net loss                             --       --           --            --    (2,932,430)            --         --   (2,932,430)
   Currency translation
     adjustment                         --       --           --            --            --        (40,401)        --      (40,401)
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                                                                                    (2,972,831)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000   12,612,924   12,612    2,131,257        21,304    (3,675,840)       (35,990)   (49,738)  (1,596,395)

Shares  issued in  exchange
 for debt (note 4)               2,774,362    2,774    2,216,715            --            --             --         --    2,219,489
Fair value of warrants
 issued to unrelated
 parties (note 5)                       --       --      451,500            --            --             --         --      451,500
Comprehensive loss:


   Net loss                             --       --           --            --    (1,448,485)            --         --   (1,448,485)
   Currency translation
     adjustment                         --       --           --            --            --         62,202         --       62,202
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                                                                                    (1,386,283)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001   15,387,286   15,386    4,799,472        21,304    (5,124,325)        26,212    (49,738)    (311,689)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders'
Deficiency and Comprehensive Loss

For the four years ended December 31, 2002
(In U.S. dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Retained
                                                                     earnings
                                                                        prior        Deficit    Accumulated
                                                                           to    accumulated          other
                                             Common   Additional     entering         during  comprehensive
                                              stock      paid-in  development    development         income   Treasury
                                    Number   amount      capital        stage          stage         (loss)      stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001   15,387,286  $15,386   $4,799,472      $21,304    $(5,124,325)      $ 26,212   $(49,738)   $(311,689)

Shares issued in
 consideration of
 marketing services
 (note 5(a))                       340,500      340      245,810           --             --             --         --      246,150
Comprehensive loss:
 Net loss                               --       --           --           --       (906,841)            --         --     (906,841)
 Currency translation
   adjustment on
   liquidation of
   investment in
   foreign subsidiary                   --       --           --           --             --        (26,212)        --      (26,212)
-----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                                                                                        (933,053)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002   15,727,786  $15,726   $5,045,282      $21,304    $(6,031,166)      $     --   $(49,738)   $(998,592)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Years ended December 31, 2002 and 2001 and The Period from
August 3, 1999 to December 31, 2002
(In U.S. dollars)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Period from
                                                                                                              August 3,
                                                                                                                1999 to
                                                                                                           December 31,
                                                                           2002                2001                2002
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                         $(906,841)        $(1,448,485)        $(6,057,580)
     Items not involving cash:
         Depreciation of property and equipment                             281              45,761             190,269
         Consulting fees (note 5(a))                                     71,775                  --             201,775
         Interest expense                                                48,185              91,655             173,300
         Currency translation adjustment on liquidation
           of investment in foreign subsidiary                          (26,212)                 --                  --
         Gain on sale of property and equipment                              --              (7,442)             (7,442)
         Gain on extinguishment of debt                                      --            (291,507)           (291,507)
         Write-off of accounts receivable                                    --              16,715              16,715
         Write-off of due from related party                                 --              12,575              12,575
         Loss on cash pledged as collateral
           for operating lease                                               --              21,926              21,926
         Write-down of property and equipment                                --              14,750              14,750
     Change in non-cash operating working
       capital (note 11)                                                 49,713             804,371           1,807,704
     ------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                             (763,099)           (739,681)         (3,917,515)

Cash flows from investing activities:
     Purchase of property and equipment                                 (10,106)            (15,930)           (319,846)
     Proceeds on sale of property and equipment                              --             176,890             176,890
     Cash pledged as collateral for operating lease                          --              18,109             (21,926)
     ------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                              (10,106)            179,069            (164,882)

Cash flows from financing activities:
     Increase in promissory notes                                       929,151             496,377           2,305,528
     Repayment of promissory notes                                           --             (16,000)            (16,000)
     Increase in due from a related party                                    --                  --              12,575
     Issuance of common stock                                                --                  --           2,030,000
     Share issuance costs                                                    --                  --             (96,750)
     Acquisition of common stock                                             --                  --             (49,738)
     ------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                          929,151             480,377           4,185,615

Effects of exchange rates on cash and cash equivalents                       --              71,257              18,633

-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    155,946              (8,978)            121,851

Cash and cash equivalents, beginning of period                              704               9,682              34,799

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $ 156,650         $       704         $   156,650
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

1.    General:

      Validian Corporation (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company, formerly Sochrys.com Inc., was renamed to Validian Corporation on January 28, 2003.

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

2.    Summary of significant accounting policies:

      (a) Basis of presentation:

      These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Validian Corporation and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A. The Company's wholly-owned subsidiaries, Graph-O-Logic S.A. and Sochrys Technologies S.A. were dissolved on September 25, 2001 and July 9, 2001, respectively. The consolidated financial statements include the accounts of these entities until their dissolutions.

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, has negative working capital of $1,008,417 as at December 31, 2002, and has incurred a loss of $906,841 and negative cash flow from operations of $763,099 for the year then ended. Cumulatively, the Company has an accumulated deficit of $6,031,166 and has a stockholders' deficiency of $998,592. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place. To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company's research and development activities.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

2.    Summary of significant accounting policies (continued):

      (a) Basis of presentation (continued):

      If the Company obtains further financing, it expects to incur research and development expenditures of approximately $800,000 for the year ending December 31, 2003 and anticipates further growth in operations, infrastructure and personnel. The Company also anticipates an increase in operating expenses to support its growth plans. In the event the Company cannot raise the funds necessary to finance its research and development activities, it may have to cease operations.

      All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and or results of operations and may result in ceasing operations. The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

      Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products and the level of its promotional activities and advertising required to generate product sales. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

      (b) Principles of consolidation:

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

      (c) Cash and cash equivalents:

      Cash and cash equivalents include liquid investments with original maturity dates of three months or less.

      (d) Property and equipment:

      Property and equipment held at December 31, 2002 is stated at cost less accumulated depreciation. Computer hardware and software is depreciated on a straight-line basis over its estimated useful life of three years.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

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

      (g) Foreign currency translation:

      The reporting currency for the financial statements of the Company is the United States dollar. The functional currency for the Company's wholly-owned subsidiary, Evolusys S.A., is the Swiss franc. Prior to 2002, the subsidiary's assets and liabilities were translated into U.S. dollars at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows were translated at the average monthly exchange rates during the year. The resulting translation gains or losses were accumulated as a separate component of stockholders' deficiency. The operations of Graph-O-Logic S.A. and Sochrys Technologies S.A. were accorded similar treatment until their dissolution in 2001.

      During 2002, Evolusys S.A. became an inactive subsidiary of the Company. As a result, it was reclassified as an integrated foreign operation and the temporal method was adopted commencing in the period of the change. As a result, the currency translation adjustment account was crystallized and has been reported in other income. The translated amounts for non-monetary items at the end of the prior period have become the historical basis for those items in the period of the change and subsequent periods. The resulting foreign exchange gains or losses for monetary items were included in the statement of operations.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

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

      (i) Impairment or disposal of long-lived assets:

      The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

3.    Property and equipment:

      --------------------------------------------------------------------------
                                                                            2002
                                                         Accumulated    Net book
                                               Cost     depreciation       value
      --------------------------------------------------------------------------

      Computer hardware and software        $10,106      $      281    $  9,825
      --------------------------------------------------------------------------

      During 2001, the Company disposed of most of its property and equipment for cash consideration of $176,890. A gain of $7,442 was recognized on the disposition. The remaining property and equipment of $14,750 was considered impaired and written off.

4.    Promissory notes payable:

      --------------------------------------------------------------------------
                                                             2002        2001
      --------------------------------------------------------------------------

      Promissory notes payable, bearing interest
        at 12%, due on demand, unsecured                 $  542,151    $113,000

      Promissory notes payable, bearing interest at 5%,
        maturing on October 7, 2003, convertible into
        common shares at any time, unsecured                500,000          --

      --------------------------------------------------------------------------
                                                         $1,042,151    $113,000
      --------------------------------------------------------------------------

      During 2001, promissory notes payable in the amount of $1,370,614, including accrued interest, accounts payable in the amount of $591,520 and accrued liabilities in the amount of $257,356 were converted to 2,774,362 common shares of the Company at a conversion price of $0.80 per share. In addition, the debtholders received 2,150,000 Series D warrants (note 5(b)).

      The holder of the 5% promissory notes may, at any time, convert all or part of the outstanding principal and accrued interest into common shares at the lesser of (i) the ratio of 1 common share for each $0.33 of obligation converted; or (ii) the ratio of shares with a value equal to the price per share at which common shares have last been issued to a third party dealing at arms length with the Company.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

5.    Stockholders' deficiency:

      (a) Common stock:

      During the year ended December 31, 2002, the Company issued 61,500 shares of its common stock, valued at $36,900 to an unrelated company in consideration for marketing services rendered prior to December 31, 2002. In addition, the Company issued 279,000 shares of its common stock, valued at $209,250 to an unrelated company in consideration for marketing services rendered and to be rendered. As of December 31, 2002, the Company had received marketing services valued at $34,875 from this company.

      In relation to these transactions, an expense of $71,775 has been included in selling, general and administrative expenses for the year ended December 31, 2002. The remaining $174,375 is recorded as a prepaid expense, to be expensed as additional marketing services are received, the scheduling of which will occur at the discretion of management. The Company expects that the remaining marketing services contemplated under this contract will be received in full by June 30, 2003.

      On February 20, 2003, the Company issued 10,000 common shares to an unrelated company for consulting services valued at $2,000.

      (b) Warrants:

      During 1999, the Company issued 340,000 Series B warrants to directors, officers and employees and 390,000 Series B warrants to unrelated parties to purchase a total of 730,000 common shares at an exercise price of $3 per share. The Series B warrants are exercisable at any time and expire August 31, 2003.

      During 2001, all of the Series C warrants were cancelled.

      In addition, during 2001, in connection with the conversion of debt to equity (note 4) the Company issued 2,150,000 Series D warrants and in connection with service rendered by a director, the Company issued 500,000 Series D warrants. The Series D warrants entitle the holders to purchase a total of 2,650,000 common shares at an exercise price of $1.00 per share. The Series D warrants are exercisable at any time. The warrants issued upon the conversion of debt expire September 28, 2005 and the warrants issued to a director expire October 1, 2005. The extraordinary gain is net of $451,500 which represents the fair value of the warrants issued on conversion of debt. The payment by way of warrants was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 5.34%; expected volatility 50%; and an expected life of 4 years.

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

5.    Stockholders' deficiency (continued):

      (b) Warrants (continued):

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

      --------------------------------------------------------------------------
                                                          2002           2001
      --------------------------------------------------------------------------

      Net loss   As reported                          $ (906,841)  $ (1,448,485)
                 Pro forma                              (906,841)    (1,553,485)

      Net loss per common share - basic and diluted
                 As reported                          $   (0.06)   $      (0.11)
                 Pro forma                                (0.06)          (0.12)
      --------------------------------------------------------------------------

6.    Extraordinary item:

      On July 9, 2001 and September 25, 2001, the Company's wholly-owned subsidiaries Sochrys Technologies SA and Graph-O-Logic SA were dissolved, resulting in a forgiveness of debt. As a result, an extraordinary gain on the extinguishment of debt in the amount of $291,507 has been recognized in the consolidated statement of operations.

7.    Net loss per share:

      As the Company incurred a net loss during the years ended December 31, 2002 and 2001, the loss per common share is based on the weighted average common shares outstanding. The following outstanding instruments could potentially dilute loss per share for the periods presented:

      --------------------------------------------------------------------------
                                                    2002                 2001
      --------------------------------------------------------------------------

      Series B warrants                            730,000              730,000
      Series D warrants                          2,650,000            2,650,000
      --------------------------------------------------------------------------

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

8.    Financial instruments:

      The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and promissory notes payable approximate fair value due to the short term to maturity of these instruments.

9.    Income taxes:

      Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

      --------------------------------------------------------------------------
                                                        2002            2001
      --------------------------------------------------------------------------

      Deferred tax asset:
          Net operating loss carryforwards           $  845,000      $  549,000
          Capital loss carryforwards                  1,050,000       1,050,000
          ----------------------------------------------------------------------
          Financing fees                                 28,000          16,000
          Total gross deferred tax asset              1,923,000       1,615,000

          Valuation allowance                         1,923,000       1,615,000

      --------------------------------------------------------------------------
      Net deferred taxes                             $       --      $       --
      --------------------------------------------------------------------------

      Income tax expense attributable to loss before income taxes was $Nil (2001
      - $Nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2001 - 34%) to the net loss as a result of the following:

      --------------------------------------------------------------------------
                                                        2002            2001
      --------------------------------------------------------------------------

      Expected tax rate                                      34%             34%

      Expected tax recovery applied to net
        loss before income taxes                      $(308,326)     $ (492,483)

      Increase (decrease) in taxes resulting from:
          Change in valuation allowance                 308,000       1,031,000
          Foreign tax differential                           --        (654,000)
          Share issue costs                                  --         153,000
          Other                                             326         (37,517)

      --------------------------------------------------------------------------
                                                      $      --      $       --
      --------------------------------------------------------------------------

VALIDIAN CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2002 and 2001
(In U.S. dollars)

--------------------------------------------------------------------------------

9.    Income taxes (continued):

      The Company has net operating losses of $2,484,000 (2001 - $1,587,000) which are available to reduce U.S. taxable income and which expire as follows:

      2019                              $  391,000
      2020                                 675,000
      2021                                 521,000
      2022                                 897,000

      --------------------------------------------------------------------------
                                        $2,484,000
      --------------------------------------------------------------------------

10.   Rent expense:

      Rent expense for operating leases during 2002 and 2001 was $Nil and $86,477, respectively.

11.   Change in non-cash operating working capital:

      --------------------------------------------------------------------------
                                           2002                      2001
      --------------------------------------------------------------------------

      Accounts receivable               $      --                $ (16,715)
      Prepaid expenses                    (40,197)                   6,699
      Accounts payable                     70,112                  714,842
      Accrued liabilities                  19,798                   99,545

      --------------------------------------------------------------------------
                                        $  49,713                $ 804,371
      --------------------------------------------------------------------------

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name                       Age              Position
----                       ---              --------

Dr. Andre Maisonneuve      56               Chairman, President
                                            Chief Executive Officer and
                                            Chief Financial Officer

Andre Maisonneuve has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director since January 2002 and prior to this, he was Executive Vice President, Secretary and a director since July 2001. He oversees key management and strategic decisions as well as marketing and sales activities and interacts with major customers and suppliers to define the marketing and development strategies, focusing on customers' requirements. He has over 30 years of experience in launching and managing information technology companies, both private and public. He founded and managed a successful international information technology and management consulting company. He pioneered the use of distributed image databases in the real estate industry and implemented an international distribution network for a public spatial database company. He has a Ph.D. in Engineering and holds a PMD in management from Harvard Business School.

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

                                          Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                     Annual Compensation
----------------------------------------------------------------------------------------------------------------------
       (a)            (b)        (c)          (d)       (e)            (f)          (g)          (h)        (i)
----------------------------------------------------------------------------------------------------------------------
                                                         Other                     Securities                All
Name and                                                 Annual       Restricted   Underlying     LTIP       Other
Principal                                                Compensa-    Stock        Options/       Payouts    Compensa-
Position                 Year     Salary ($)   Bonus($)  tion ($)     Award ($)    SARs           ($)        tion
----------------------------------------------------------------------------------------------------------------------
Hofman, Jean Pierre      2001     $ 30,000       0         0            0            0             0          0
Chairman, CEO &          2000     $235,000       0         0            0            0             0          0
Pres                     1999     $ 80,000       0         0            0            0             0
----------------------------------------------------------------------------------------------------------------------
Maisonneuve, Andre       2002     $ 70,375       0         0            0            0             0          0
Executive Vice           2001*    $ 45,000       0         0            0            0             0          0
President
----------------------------------------------------------------------------------------------------------------------

*     Since July 16, 2001

The following table sets forth information with respect to our chief executive officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                                       Option/SAR Grants In Last Fiscal Year

------------------------------------------------------------------------------------------------------------------
                          Options/SARs      Percent of Total Options/SARs     Exercise or Base     Expiration Date
Name                      Granted           Granted to Employees in Fiscal    Price ($/Sh)
                                            Year
------------------------------------------------------------------------------------------------------------------
Maisonneuve, Andre        0                 --
------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to our chief executive officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

-----------------------------------------------------------------------------------------------------------------
                                                            Number of Securities        Value of Unexercised
                          Shares Acquired   Value           Underlying  Unexercised     In-The-Money Options/SARs
                          on Exercise (#)   Realized ($)    Options/SARs at             at
Name                                                        FY-End (#)                  FY-End ($)
-----------------------------------------------------------------------------------------------------------------
Maisonneuve, Andre        -0-               -0-             -0-                         -0-
-----------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

                            Long-Term Incentive Plans - Awards In Last Fiscal Year

-------------------------------------------------------------------------------------------------------------
Name                  Number of Shares,     Performance or           Estimated Future Payouts under Non-Stock
    (a)               Units or              Other Period Until       Price Based Plans.
                      OtherRights (#)       Maturation or Payout
                              (b)                     (c)
-------------------------------------------------------------------------------------------------------------
                                                                     Threshold      Target       Maximum
                                                                     ($ or #)       ($ or #)     ($ or #)
                                                                     --------       --------     --------
                                                                        (d)           (e)           (f)
-------------------------------------------------------------------------------------------------------------
Maisonneuve, Andre    -0-
-------------------------------------------------------------------------------------------------------------

Directors are not compensated for acting in their capacity as directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is no employment agreement between us and our executive officer. See "Part
1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 26, 2003, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors; and the amount of common stock beneficially owned by our officers and directors as a group.

                                                             Approximate Percent
Name & Address of                        Number of Shares      of Common Stock
Beneficial Owner                         Beneficially Owned      Outstanding(1)
----------------                         ------------------      --------------

Jean Pierre Hofman (3)(6)                3,400,000                  21.6%

Andre Hensler (4)(6)                     3,525,325(2)               22.4%

Paul Claverie (4)(6)                     3,528,139(2)               22.4%

Antoine Veit (5)(6)                      3,500,000(2)               22.1%

Waycross Corp.                           3,400,000                  21.6%
29 Rue des Deux Communes
1226 Thonex-Geneva
Switzerland

Valdosta Corp. (7)                       2,400,000                  15.3%
P.O. Box 30592
Cayside, 2nd Floor, Harbour Drive
Georgetown, Grand Cayman
Cayman Islands, BWI

Andre Maisonneuve*                         500,000                   3.1%

All Executive Officers and Directors
 As a Group  (One Person)                  500,000(8)                3.1%

*     Executive Officer and Director.

(1) Based upon 15,737,786 shares of common stock issued and outstanding as of March 28, 2003 and includes for each person the shares issuable upon exercise of the warrants owned by them.

(2) Includes 100,000 shares of common stock issuable to each of Messrs. Hensler, Claverie and Veit upon exercise of the warrants owned by them. Andre Hensler and Paul Claverie resigned as officers and directors of the Company as of September 25, 2001. Until then, they were executive officers and directors with an address at our Geneva, Switzerland office.

(3) Jean Pierre Hofman resigned as an officer and director as of April 1, 2001. Until then he was an executive officer and director of the Company, with an address at our Geneva, Switzerland office.

(4) Andre Hensler and Paul Claverie resigned as officers and directors of the Company as of September 25, 2001. Until then, they were executive officers and directors with an address at our Geneva, Switzerland office.

(5) Antoine Veit was an employee of the Company until February 2001, with an address at our Geneva, Switzerland office.

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

(8) 500,000 shares of common stock are issuable to Andre Maisonneuve upon exercise of the warrants owned by him.

Item 12. Certain Relationships and Related Transactions.

During the year ended December 31, 2002, there were no related party transactions. During the year ended December 31, 2001, there were no related party transactions.

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

2.f. Translation summary of material terms of Articles of Incorporation for Sochrys Technologies S.A.(2)

3.a.  Text of Common Stock Certificate (2)

4.a. Text of Class A Warrants (1) 4.b. Text of Class B Warrants (1) 4.c. Text of Class D Warrants (1)

6.a.  Translation summary of Lease Agreement for Geneva Offices (1)

6.b. Consulting Agreement dated August 30, 1999 between the Company and Capital House A Finance and Investment Corporation. (1)

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999, and incorporated herein by reference.

(2) Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on October 10, 2000 and incorporated herein by reference.

Reports on Form 8-K

We did not file any reports on Form 8-K with the Commission during the last quarter of the fiscal year ended December 31, 2002. We did file a report on Form 8-K with the Commission on February 6, 2003 and incorporated herein by reference.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Validian Corporation

By: /s/ Andre Maisonneuve
    ---------------------
        Andre Maisonneuve
        President, Chief Executive Officer and Chief Financial Officer

Dated: April 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                 TITLE                                  DATE
----------                 -----                                  ----

/s/ Andre Maisonneuve      President, Chief Executive Officer
---------------------      & Chief Financial Officer              April 10, 2003
Andre Maisonneuve

                            SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Non-Reporting Issuers.

NOT APPLICABLE.

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Andre Maisonneuve, Chief Executive Officer of Validian Corporation (the "Company") certify that:

      (1) I have reviewed this annual report on Form 10-KSB of the Company;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      (6) The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Andre Maisonneuve
---------------------
Andre Maisonneuve
Chief Executive Officer
April 10, 2003

I, Andre Maisonneuve, Chief Financial Officer of Validian Corporation (the "Company") certify that:

      (1) I have reviewed this annual report on Form 10-KSB of the Company;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      (6) The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Andre Maisonneuve
--------------------
Andre Maisonneuve
Chief Financial Officer
April 10, 2003

                                    Exhibits

Number            Description

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.