Form 10-Q
period 2003-03-31
SOCHRYS COM INC
filed 2003-05-14
CIK 1100644

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28423

                              VALIDIAN CORPORATION
                              --------------------
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

                     Issuers' telephone number: 613-230-7211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |X|

15,737,786 Shares of the registrant's Common Stock were outstanding as of May 10, 2003

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2003           2002
                                                      ---------     ------------
                         Assets
Current assets:
  Cash and cash equivalents                         $     1,232     $   156,650
  Prepaid expenses                                      206,343         214,708
                                                    -----------     -----------
                                                        207,575         371,358

Property and equipment (note 2)                          11,399           9,825

    Total assets                                    $   218,974     $   381,183
                                                    -----------     -----------
        Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities          $   490,218     $   337,624
  Promissory notes payable (note 3)                   1,167,151       1,042,151
                                                    -----------     -----------
    Total liabilities                                 1,657,369       1,379,775

Stockholders' Deficiency:
Common stock, ($0.001 par value
  Authorized 50,000,000 shares);
Issued and outstanding 15,737,786 and
  15,727,786 shares at March 31, 2003
  and December 31, 2002, respectively                    15,736          15,726
Additional paid in capital                            5,047,272       5,045,282
Deficit accumulated during the
  development stage                                  (6,472,969)     (6,031,166)
Retained earnings prior to entering
  development stage                                      21,304          21,304
Treasury stock (7,000 shares at
  March 31, 2002 and December 31, 2001, at
    cost)                                               (49,738)        (49,738)
                                                    -----------     -----------
    Total stockholders' deficiency                   (1,438,395)       (998,592)
                                                    -----------     -----------
Basis of Presentation (note 1)
Commitment (note 5)

Total liabilities and
  stockholders' deficiency                          $   218,974     $   381,183
                                                    ===========     ===========

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                           Pg. 2

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 Consolidated Condensed Statements of Operations
               For the three months ended March 31, 2003 and 2002
            And for the Period from August 3, 1999 to March 31, 2003
                                   (Unaudited)

                                                                                         Period from
                                                                                          August 3,
                                                                                          1999 to
                                                                                          March 31,
                                                                                            2003
                                                               2003            2002       (note 1)
                                                               ----            ----      -----------
Operating expenses
  Selling, general and administrative                      $   254,170    $   122,461    $ 2,712,844
  Research and development                                     163,144         90,000      3,599,224
  Interest                                                      23,456          5,689        193,675
  Other                                                            (29)            --          8,878
  Amortization                                                   1,062             --        191,331
  Gain on sale of property and equipment                            --             --         (7,442)
  Write-off of accounts receivable                                  --             --         16,715
  Write-off of due from related party                               --             --         12,575
  Loss on cash pledged as collateral for operating lease            --             --         21,926
  Write-down of property and equipment                              --             --         14,750
  Gain on extinguishment of debt                                    --             --       (291,507)
                                                           -----------    -----------    -----------
                                                               441,803        218,150      6,472,969

Net loss                                                   $  (441,803)   $  (218,150)   $(6,472,969)
                                                           ===========    ===========    ===========

Loss per share                                                  $(0.03)        $(0.01)
                                                           -----------    -----------

Weighted average number of common
  shares outstanding during period                          15,732,230     15,577,703
                                                           ===========    ===========

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                           Pg. 3

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 Consolidated Condensed Statements of CASH FLOWS
               For the three months ended March 31, 2003 and 2002
            And for the Period from August 3, 1999 to March 31, 2003
                                   (Unaudited)

                                                                                     Period from
                                                                                      August 3,
                                                                                       1999 to
                                                                                       March 31,
                                                                                         2003
                                                               2003         2002        (note 1)
                                                               ----         ----      -----------
Cash flows from operating activities:
Net loss                                                   $ (441,803)   $(218,150)   $(6,472,969)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
Amortization of property and equipment                          1,062           --        191,331
Consulting fees                                                 2,000       71,775        203,775
Interest expense                                               23,456        5,689        196,756
Currency translation adjustment on liquidation
  of investment in foreign subsidiary                              --           --        (26,212)
Gain on sale of property and equipment                             --           --         (7,442)
Gain on extinguishment of debt                                     --           --       (291,507)
Write-off of accounts receivable                                   --           --         16,715
Write-off of due to related party                                  --           --         12,575
  Loss on cash pledged as collateral for operating lease           --           --         21,926
Write-down of property and equipment                               --           --         14,750
Increase (decrease) in cash resulting from changes in:
Prepaid expenses                                                8,365      (20,209)       (48,681)
Due to a related party                                             --           --         (5,178)
Accounts payable and accrued liabilities                      129,138       52,497      1,999,066
                                                           ----------    ---------    -----------
Net cash used in operating activities                        (277,782)    (108,398)    (4,195,095)

Cash flows from investing activities:
Additions to property and equipment                            (2,636)          --       (322,482)
Proceeds on sale of property and equipment                         --           --        176,890
Cash pledged as collateral for operating lease                     --           --        (21,926)
                                                           ----------    ---------    -----------
Net cash used in investing activities                          (2,636)         (--)      (167,518)

Cash flows from financing activities:
Increase in due from related party                                 --           --         12,575
Issuance of common shares                                          --           --      2,030,000
Share issuance costs                                               --           --        (96,750)
Redemption of common stock                                         --           --        (49,738)
Issuance of promissory notes                                  125,000      110,000      2,430,528
Repayment of promissory notes                                      --           --        (16,000)
                                                           ----------    ---------    -----------
Net cash provided by financing activities                     125,000      110,000      4,310,615

Effects of exchange rates on cash and cash equivalents             --           --         18,431
                                                           ----------    ---------    -----------
Net increase (decrease) in cash and cash equivalents         (155,418)       1,804        (33,567)

Cash and cash equivalents:
Beginning of period                                           156,650          704         34,799
                                                           ----------    ---------    -----------
End of period                                              $    1,232    $   2,508    $     1,232
                                                           ==========    =========    ===========

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                          Pg. 4

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

      Validian Corporation (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to Validian Corporation on January 28, 2003.

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

1. Basis of Presentation

      The accompanying consolidated condensed financial statements include the accounts of Validian Corporation and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

      The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2003. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2002.

      The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, has negative working capital of $1,449,794 as at March 31, 2003, and has incurred a loss of $441,803 and negative cash flow from operations of $277,782 for the quarter. The Company has accumulated a deficit of $6,472,969 during the development stage, and has a stockholders' deficiency of $1,438,395. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place. To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company's research and development activities.

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

      Even if successful in obtaining financing in the near term,, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term, and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

2. Property and equipment

      Property and equipment consists of computer hardware and software, and is stated at cost less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful life of three years.

3. Promissory notes payable
                                                    March 31,         Dec 31,
                                                      2003             2002
                                                    ---------         -------
      Promissory notes payable, bearing
        interest at 12%, due on demand,
        unsecured                                  $  667,151       $  542,151

      Promissory notes payable, bearing
        interest at 5%, maturing on October 7,
        2003, convertible into common shares at
        any time, unsecured                           500,000          500,000
                                                   ----------       ----------
                                                   $1,167,151       $1,042,151
                                                   ==========       ==========

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

      During the period from April 1 to May 8, 2003, the Company issued a further $197,000 of 12% demand notes, having terms as described above for the 12% demand notes issued prior to March 31, 2003.


                                                                           Pg. 6

4. Common stock transactions

      During the three months ended March 31, 2003 the Company issued 10,000 shares of its common stock, valued at $2,000 ($0.20 per common share) to an unrelated company in consideration for consulting services rendered.

5. Commitment

      During the three months ended March 31, 2003, the Company entered into a fixed-price contract with a supplier for consulting services totalling $30,000. The Company will recognize the remaining expense of $11,000 as services are rendered by the supplier, which is expected to occur during the three months ending June 30, 2003.


                                                                           Pg. 7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

o     the   uncertainties   inherent  in  the   development   of  new   software
      applications;

o     our need for additional capital funding;

o the need for acceptance of our software applications by third party payers; and

o     rapid developments in technology, including developments by competitors.

We are a software development company focused on developing and commercializing products based on our technology that provides a multi-platform development environment and facilitates secure communications on the internet.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue: We generated no revenues during the three months ended March 31, 2003, nor did we generate any revenues during the three months ended March 31, 2002. As of August 1999 we directed all of our attention towards the completion of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the three months ended March 31, 2003 we spent $254,170, as compared to $122,461 during the three months ended March 31, 2002. This increase of $131,709 (108%) is primarily a result of our increased efforts in the sale and marketing of our products. Our current marketing program was commenced during the third quarter of 2002, with the objective of increasing the beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products once their development has been completed.

Research and Development Expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended March 31, 2003 we spent $163,144, an increase of $73,144 (81%) over the $90,000 we spent during the three months ended March 31, 2002, developing our software applications. This increase occurred as a result of additional senior level personnel being added to our development team, commencing in the third quarter of 2002.


                                                                           Pg. 8

Net Loss: We incurred a loss of $441,803 ($0.03 per share) for the three months ended March 31, 2003, compared to $218,150 ($0.01 per share) for the three months ended March 31, 2002. Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

o     complete the development of products based on our technology;

o     identify clients willing to install beta sites for our products;

o operate successfully these beta sites, integrating our technology into their operations;

o modify the software applications based on the results of the beta site trials;

o     license the software applications to a sufficient number of clients;

o modify the successful software applications, over time, to provide enhanced benefits to existing users;

o     successfully develop related software applications.

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

During the period from April 1 to May 8, 2003 we issued $197,000 of 12% demand notes as described in Note 3 to the financial statements. At this time we have no other committed sources of equity or debt, and need to locate such sources on an on-going basis. Failure to raise the funds necessary to support our activities could have a material adverse effect on our position and or results of operations and may result in ceasing operations.

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

During the three months ended March 31, 2003 we issued $125,000 of 12% demand notes to partially fund operations. Also during the three months ended March 31, 2003 the Company issued 10,000 shares of its common stock, valued at $2,000 ($0.20 per common share) to an unrelated company in consideration for marketing services rendered.

Uses of Capital: Since commencing operations in February 1995 through July 1999 we generated revenues from consulting contracts and used the funds in excess of that required to perform the consulting services to fund the development of the software applications. Since August 1999 we have directed our efforts towards the development of our software applications. In May 2000, we started to actively market our software applications. We commenced our current marketing program during the third quarter of 2002, and have added three full-time marketing and sales personnel plus two sales agents to assist in this effort. The objective of this program is to increase the beta sites and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible once the development of our products has been completed.


                                                                           Pg. 9

Item 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                                                                          Pg. 10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2003 the Company issued 10,000 shares of its common stock, valued at $2,000 ($0.20 per common share) to an unrelated company in consideration for consulting services rendered.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            We filed a report on Form 8-K with the Commission on February 6, 2003 and incorporated herein by reference.


                                                                          Pg. 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VALIDIAN CORPORATION


                                       By: /s/ Andre Maisonneuve
                                           -----------------------------
                                           Andre Maisonneuve
                                           Chairman, President,
                                           Chief Executive Officer
                                           & Chief Financial Officer

Dated: May 14, 2003


                                                                          Pg. 12

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Andre Maisonneuve, Chief Executive Officer of Validian Corporation (the "Company") certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of the Company;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      (6) The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Andre Maisonneuve
------------------------------
Andre Maisonneuve
Chief Executive Officer
May 14, 2003


                                                                          Pg. 13

I, Andre Maisonneuve, Chief Financial Officer of Validian Corporation (the "Company") certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of the Company;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      (6) The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Andre Maisonneuve
------------------------------
Andre Maisonneuve
Chief Financial Officer
May 14, 2003


                                                                          Pg. 14