Form 10QSB
period 2003-06-30
SOCHRYS COM INC
filed 2003-08-19
CIK 1100644

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                    ---------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

20,154,648 Shares of the registrant's Common Stock were outstanding as of August 14, 2003

Transitional Small Business Disclosure Format: Yes [ ]   No [X]


                                                                           Pg. 1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2003            2002
                                                     -----------    -----------
                     Assets
Current assets:
  Cash and cash equivalents                          $     1,309    $   156,650
  Prepaid expenses (note 4(b))                           676,700        214,708
                                                     -----------    -----------
                                                         768,009        371,358

Property and equipment (note 2)                           10,337          9,825
                                                     -----------    -----------

         Total assets                                $   688,346    $   381,183
                                                     ===========    ===========

       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities           $   559,736    $   337,624
  Promissory notes payable (note 3)                       49,500      1,042,151
                                                     -----------    -----------
         Total liabilities                               609,236      1,379,775

Stockholders' Equity:
 Common stock, ($0.001 par value
    Authorized 50,000,000 shares);
    Issued and outstanding 20,154,648
    and 15,727,786 shares at June 30, 2003
    and December 31, 2002, respectively                   20,153         15,726
Additional paid in capital                             7,945,658      5,045,282
Deficit accumulated during the development
  stage                                               (7,858,267)    (6,031,166)
Retained earnings prior to entering
  development stage                                       21,304         21,304
Treasury stock (7,000 shares at June 30, 2003
  and December 31, 2002, at cost)                        (49,738)       (49,738)
                                                     -----------    -----------


         Total stockholders' equity (deficiency)          79,110       (998,592)
                                                     -----------    -----------

Total liabilities and stockholders'
  equity (deficiency)                                $   688,346    $   381,183
                                                     ===========    ===========

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                           Pg. 2

                     VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 Consolidated Condensed Statements of Operations
            For the three and six months ended June 30, 2002 and 2003
             And for the Period from August 3, 1999 to June 30, 2003
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                         August 3,
                                                               Three Months                   Six Months                   1999
                                                                  Ended                          Ended                      to
                                                                 June 30,                       June 30,                  June 30,
                                                           2003            2002            2003           2002             2003
                                                       ------------    ------------    ------------    ------------    ------------
                                                                                                                         (note 1)
Operating expenses (income):
   Selling, general and administrative (note 4)        $    869,207    $     35,300    $  1,123,377    $    157,761    $  3,582,051
   Research and development (note 4)                        493,465         100,000         656,609         190,000       4,092,689
   Interest                                                  20,057           8,861          43,513          14,550         213,732
   Other                                                      1,507           5,541           1,478           5,541          10,385
   Amortization                                               1,062              --           2,124              --         192,393
   Gain on sale of property and equipment                        --              --              --              --          (7,442)
   Write-off of accounts receivable                              --              --              --              --          16,715
   Write-off of due from related party                           --              --              --              --          12,575
   Loss on cash pledged as collateral for
     operating lease                                             --              --              --              --          21,926
   Write-down of property and equipment                          --              --              --              --          14,750
   Gain on extinguishments of debt                               --              --              --              --        (291,507)
                                                       ------------    ------------    ------------    ------------    ------------
                                                          1,385,298         149,702       1,827,101         367,852       7,858,267

Net loss                                               $ (1,385,298)   $   (149,702)   $ (1,827,101)    $(367,852))    $ (7,858,267)
                                                       ============    ============    ============    ============    ============

Loss per share - basic and diluted (note 5)            $      (0.08)   $      (0.01)   $      (0.11)   $      (0.02)
                                                       ============    ============    ============    ============

Weighted average number of common shares
   outstanding during period                             17,242,431      15,727,786      16,491,503      15,653,159
                                                       ============    ============    ============    ============

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                           Pg. 3

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                 Consolidated Condensed Statements of CASH FLOWS
                 For the six months ended June 30, 2002 and 2003
             And for the Period from August 3, 1999 to June 30, 2003
                                   (Unaudited)

                                                                                             Six                       Period from
                                                                                            Months                    August 3, 1999
                                                                                            Ended                       to June 30,
                                                                                           June 30,                        2003
                                                                                   2003                2002              (note 1)
                                                                                -----------          ---------        -------------
Cash flows from operating activities:
Net loss                                                                        $(1,827,101)         $(367,852)         $(7,858,267)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
Amortization of property and equipment                                                2,124                 --              192,393
Non-cash compensation expense                                                       973,958             71,775            1,175,733
Non-cash interest expense                                                            43,513             14,550              216,813
Currency translation adjustment on liquidation of
   investment in foreign subsidiary                                                      --                 --              (26,212)
Gain on sale of property and equipment                                                   --                 --               (7,442)
Gain on extinguishment of debt                                                           --                 --             (291,507)
Write-off of accounts receivable                                                         --                 --               16,715
Write-off of due to related party                                                        --                 --               12,575
 Loss on cash pledged as collateral for operating lease                                  --                 --               21,926
Write-down of property and equipment                                                     --                 --               14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable                                                                      --                 --              (16,715)
Prepaid expenses                                                                     11,289            (21,857)             (29,043)
Due to a related party                                                                   --                 --               (5,178)
Accounts payable and accrued liabilities                                            272,012             35,840            2,141,941
                                                                                -----------          ---------          -----------
Net cash used in operating activities                                              (524,205)          (267,544)          (4,441,518)

Cash flows from investing activities:
Additions to property and equipment                                                  (2,636)                --             (322,482)
Proceeds on sale of property and equipment                                               --                 --              176,890
Cash pledged as collateral for operating lease                                           --                 --              (21,926)
                                                                                -----------          ---------          -----------
Net cash used in investing activities                                                (2,636)                --             (167,518)

Cash flows from financing activities:
Increase in due from related party                                                       --                 --               12,575
Issuance of common shares                                                                --                 --            2,030,000
Share issuance costs                                                                     --                 --              (96,750)
Redemption of common stock                                                               --                 --              (49,738)
Issuance of promissory notes                                                        371,500            281,651            2,677,028
Repayment of promissory notes                                                            --                 --              (16,000)
                                                                                -----------          ---------          -----------
Net cash provided by financing activities                                           371,500            281,651            4,557,115
                                                                                -----------          ---------          -----------

Effects of exchange rates on cash and cash equivalents                                   --                202               18,431
                                                                                -----------          ---------          -----------
Net increase (decrease) in cash and cash equivalents                               (155,341)            14,309              (33,490)

Cash and cash equivalents:
Beginning of period                                                                 156,650                704               34,799
                                                                                -----------          ---------          -----------
End of period                                                                   $     1,309          $  15,013          $     1,309
                                                                                ===========          =========          ===========

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.


                                                                           Pg. 4

                      VALIDIAN CORPORATION AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2003
                                   (Unaudited)

      Validian Corporation (the "Company") was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp. The Company went through several name changes before being renamed to Validian Corporation on January 28, 2003.

      Since August 3, 1999, the efforts of the Company have been devoted primarily to the development of a high speed, highly secure method of transacting business using the internet, and to marketing initiatives designed to position the company within the marketplace in anticipation of the completion of saleable versions of our products. Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet. As the Company commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

1.    Basis of Presentation

      The accompanying consolidated condensed financial statements include the accounts of Validian Corporation and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

      The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2003. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2002.

      The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, and has incurred a loss of $1,827,101 and negative cash flow from operations of $524,205 for the six months ended June 30, 2003, and has accumulated a deficit of $7,858,267 during the development stage. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place. To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company's research and development activities.

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

3.    Promissory notes payable

                                                      June 30,          Dec 31,
                                                        2003             2002
                                                     ----------       ----------
      Promissory notes payable, bearing
         interest at 12%, due on demand,
         unsecured                                      $   49,500    $  542,151
      Promissory notes payable, bearing
         interest at 5%, maturing
         on October 7, 2003, convertible
         into common shares at
         any time, unsecured                                    --       500,000
                                                        ----------    ----------

                                                        $   49,500    $1,042,151
                                                        ==========    ==========

      Under the terms of the 5% promissory notes, the Holder was entitled to, at any time, convert all or part of the outstanding principal and accrued interest into common stock at the lesser of (i) the ratio of one common share for each $0.33 of obligation converted; or (ii) the ratio of shares with a value equal to the price per share at which common shares have last been issued to a third party dealing at arms length with the Company. During the six months ended June 30, 2003, the Holder exercised the conversion feature, and converted a total of $500,000 in principal and $15,959 in accrued interest, which was included in accounts payable and accrued liabilities, into 1,563,512 common shares of the Company (note 4(a)).

      In addition, during the six months ended June 30, 2003, 12% promissory notes in the amount of $864,151, plus accrued interest of $77,454, which was included in accounts payable and accrued liabilities, were settled through the issuance of 2,853,350 common shares of the Company (note 4(a)).

      During the period from July 1 to August 8, 2003, the Company issued a further $109,500 of 12% demand notes, having terms similar to the 12% demand notes issued prior to June 30, 2003.


                                                                           Pg. 6

4.    Stockholders' equity (deficiency)

      a)    Common stock transactions

      During the six months ended June 30, 2003 the Company issued 10,000 shares of its common stock to an unrelated company in consideration for consulting services rendered. An expense of $2,000 has been included in selling, general and administrative expenses in this regard.

      In addition, the Company issued 4,416,862 common shares in connection with the conversion of the 5% promissory notes and the settlement of the 12% promissory notes.

      b)    Transactions involving stock purchase warrants

      During the six months ended June 30, 2003, the Company issued 2,155,000 Series E warrants to non-employees. The Series E warrants entitle the holders to purchase a total of 2,155,000 common shares at an exercise price of $0.33 per share, are exercisable at any time, and expire on December 31, 2007. Expenses of $242,718 and $77,195 have been included in research and development and selling, general and administrative, respectively, representing the fair value of the Series E warrants issued. The expenses were calculated using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 2.3%; expected volatility of 139%; and an expected life of 4.58 years.

      In addition, during the six months ended June 30, 2003, the Company issued 3,600,000 Series F warrants to an unrelated company for investor relations services rendered and to be rendered, and 400,000 Series F warrants in exchange for the cancellation of 390,000 Series B Warrants originally issued in 1999. The Series F Warrants entitle the holders to purchase a total of 4,000,000 common shares at an exercise price of $0.50 per share, are exercisable at any time, and expire on May 31, 2007. $10,070, representing the fair value of the Series F warrants issued in exchange for investor relations services rendered to June 30, 2003 has been included in selling, general and administrative expenses and $473,281, representing the fair value of the Series F Warrants issued in exchange for investor relation service to be rendered has been included in prepaid expenses and will be charged to expense as the services are rendered over the next 47 months.

      The issuance of the 400,000 Series F warrants has been accounted for as a modification in accordance with SFAS 123. Accordingly, an expense of $44,873 has been included in selling, general and administrative expenses, which represents the incremental fair value of the new warrants. The fair value of the Series F warrant was calculated using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 2.3%; expected volatility of 139%; and an expected life of 4 years.

      During the six months ended June 30, 2003, 20,000 of the Series B warrants and all of the Series D warrants were cancelled.

      c)    Transactions involving Stock Options

      During the six months ended June 30, 2003, the Company granted 3,912,302 stock options to non-employees to purchase 3,912,302 common shares at an exercise price of $0.33 per share. The options vested on May 7, 2003, which was the grant date, and are exercisable until May 7, 2008. An expense of $93,098 and $504,004 has been included in research and development and selling, general and administrative, respectively, which reflects the fair value of the options. The expense was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 2.64%; expected volatility of 139%; and expected life of 5 years.


                                                                           Pg. 7

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its stock options for employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. These provisions are required to be applied to stock compensation granted to non-employees. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. During the six months ended June 30, 2003 and 2002, there were no stock-based compensation granted to employees. As such, the pro forma net loss as calculated in accordance with SFAS 123 is equal to the net loss reported in the consolidated condensed statement of operations for both the six months ended June 30, 2003 and 2002.

5.    Loss per share:

      For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised stock options and warrants, the effect on the loss per share would be anti-dilutive.

      The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

                                                         June 30,      June 30,
                                                           2003          2002
                                                        ----------     ---------
      Stock options                                      3,912,302            --
      Series B stock purchase warrants                     320,000       730,000
      Series D stock purchase warrants                          --     2,650,000
      Series E stock purchase warrants                   2,155,000            --
      Series F stock purchase warrants                   4,000,000            --
                                                        ----------     ---------
                                                        10,387,302     3,380,000
                                                        ==========     =========


                                                                           Pg. 8

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenue: We generated no revenues during the three months ended June 30, 2003, nor did we generate any revenues during the three months ended June 30, 2002. As of August 1999 we have directed all of our attention towards the completion and marketing of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the three months ended June 30, 2003 we incurred $869,207, as compared to $35,300 during the three months ended June 30, 2002. This increase of $833,907 (2,362%) is primarily a result of (i) a total of $636,142 in non-cash expenses recognized on the issuance of warrants and stock options during the three months ended June 30, 2003, as detailed in Notes 4(b) and 4(c) to the financial statements, and (ii) our increased efforts in the marketing of our products. Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products once their development has been completed.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended June 30, 2003, we incurred $493,465, an increase of $393,465 (393%) over the $100,000 we incurred during the three months ended June 30, 2002, developing our software applications. The majority of this increase was the result of non-cash compensation expenses in the amount of $335,816 on issuance of warrants and stock options during the three months ended June 30, 2003, as detailed in Notes 4(b) and 4(c) to the financial statements. Additionally, we retained additional senior level personnel for our development team commencing in the third quarter of 2002, which resulted in higher costs for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.


                                                                           Pg. 9

Interest and other expense: Interest and other expense consists primarily of interest on promissory notes payable. During the three months ended June 30, 2003, we incurred $20,057, as compared to $8,861 during the three months ended June 30, 2002. This increase of $11,196 (126%) is a result of higher promissory note balances during the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.

Net Loss: We incurred a loss of $1,385,298 ($0.08 per share) for the three months ended June 30, 2003, compared to $149,702 ($0.01 per share) for the three months ended June 30, 2002. Our revenues and future profitability are substantially dependent on our ability to:

o     continue the development of products based on our technology;
o identify additional clients willing to install beta sites for our products;
o operate successfully these beta sites, integrating our technology into their operations;
o modify the software applications based on the results of the beta site trials;
o     license the software applications to sufficient number of clients;
o modify the successful software applications, over time, to provide enhanced benefits to then-existing users;
o     successfully develop related software applications.

The Six Months Ended June 30, 2003 Compared to the Six Months Ended
June 30, 2002.

Revenue: We generated no revenues during the six months ended June 30, 2003, nor did we generate any revenues during the six months ended June 30, 2002. As of August 1999 we directed all of our attention towards the completion and marketing of the software applications discussed above. We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities. During the six months ended June 30, 2003 we incurred $1,123,377, as compared to $157,761 during the six months ended June 30, 2002. This increase of $965,616 (612%) is primarily a result of (i) a total of $636,142 of non-cash expenses recognized on the issuance of warrants and stock options during the six months ended June 30, 2003, as detailed in Notes 4 (b) and 4(c) to the financial statements, and (ii) our increased efforts in the marketing of our products. Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products once their development has been completed.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the six months ended June 30, 2003, we incurred $656,609, an increase of $466,609 (246%) over the $190,000 we incurred during the six months ended June 30, 2002, developing our software applications. The majority of this increase was the result of non-cash compensation expenses in the amount of $335,816 on issuance of warrants and stock options during the six months ended June 30, 2003, as detailed in Notes 4(b) and 4(c) to the financial statements. Additionally, we retained additional senior level personnel to our development team commencing in the third quarter of 2002, which resulted in higher costs for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.

Interest and other expense: Interest and other expense consists primarily of interest on promissory notes payable. During the six months ended June 30, 2003 we incurred $43,513, as compared to $14,550 during the six months ended June 30, 2002. This increase of $28,963 (199%) is a result of higher promissory note balances during the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.


                                                                          Pg. 10

Net Loss: We incurred a loss of $1,827,101 ($0.11 per share) for the six months ended June 30, 2003, compared to a loss of $367,852 ($0.02 per share) for the six months ended June 30, 2002. Our revenues and future profitability are substantially dependent on our ability to:

      o     continue the development of products based on our technology;
      o identify additional clients willing to install beta sites for our products;
      o operate successfully these beta sites, integrating our technology into their operations;
      o modify the software applications based on the results of the beta site trials;
      o     license the software applications to sufficient number of clients;
      o modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and
      o     successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999. In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations. Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our research and development and general and administrative expenses.

During the period from July 1 to August 11, 2003, we issued $109,500 of 12% demand notes as described in Note 3 to the financial statements. At this time we have no other committed sources of equity or debt, and need to locate such sources on an on-going basis. Failure to raise the funds necessary to support our activities could have a material adverse effect on our position and or results of operations and could result in ceasing operations.

Sources of Capital: In August 1999 we made a transition in business strategies. Prior to August 1999 we provided consulting services in addition to developing our core technology. Since then, we have directed all of our efforts to the development and marketing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of equity, primarily from the exercise of the warrants we issued in August 1999.

During the six months ended June 30, 2003, we issued $371,500 of 12% demand notes to partially fund operations. Also during the six months ended June 30, 2003, the Company issued 10,000 shares of its common stock, valued at $2,000 ($0.20 per common share) to an unrelated company in consideration for marketing service rendered.

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


                                                                          Pg. 11

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


                                                                          Pg. 12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2003, the Company issued 10,000 shares of its common stock, valued at $2,000 ($0.20 per common share) to an unrelated company in consideration for consulting services rendered In addition, the Company issued 4,416,862 shares of its common stock, valued at $1,457,564 ($0.33 per common share) to the holders of promissory notes payable, in repayment of outstanding principal and accrued interest.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            Exhibit 31.1   Certifications pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1   Certifications pursuant to 18
                           U.S.C. Section 1350, as adopted
                           pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            We filed a report on Form 8-K with the Commission on June 17, 2003 and incorporated herein by reference


                                                                          Pg. 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VALIDIAN CORPORATION

                                              By:  /s/ Andre Maisonneuve
                                                   -----------------------------
                                                   Andre Maisonneuve
                                                   Chairman, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

Dated: August 14, 2003


                                                                          Pg. 14