Form 10QSB
period 2003-09-30
SOCHRYS COM INC
filed 2003-11-12
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

_________

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-28423

VALIDIAN CORPORATION

 (Exact name of small business issuer as specified in its charter)

NEVADA

58-2541997

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

 Identification No.)

30 Metcalfe Street, Ottawa, Ontario, Canada  K1P 5L4

(Address of principal executive offices)

Issuers’ telephone number:  613-230-7211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

20,525,048 Shares of the registrant’s Common Stock were outstanding as of October 30, 2003

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 2,655	$ 156,650
Prepaid expenses (note 4(b))	2,365,424	214,708
	2,368,079	371,358

Property and equipment (note 2)	9,275	9,825

Total assets	$ 2,377,354	$381,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 630,924	$ 337,624
Promissory notes payable (note 3)	282,082	1,042,151
Total liabilities	913,006	1,379,775

Stockholders’ Equity:
Common stock, ($0.001 par value. Authorized 50,000,000 shares); Issued and outstanding 20,525,048 and 15,727,786 shares at September 30, 2003 and December 31, 2002, respectively.	20,523	15,726
Additional paid in capital	9,778,712	5,045,282
Deficit accumulated during the development stage	(8,306,453)	(6,031,166)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2003 and December 31, 2002, at cost)	(49,738)	(49,738)

Total stockholders’ equity (deficiency)	1,464,348	(998,592)

Total liabilities and stockholders’ equity (deficiency)	$ 2,377,354	$ 381,183

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2002 and 2003

And for the Period from August 3, 1999 to September 30, 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 3, 1999 to September 30, 2003 (note 1)
	2003	2002	2003	2002

Operating expenses (income):
Selling, general and administrative (note 4)	$ 279,995	$ 76,526	$ 1,403,372	$ 234,287	$ 3,862,046
Research and development (note 4)	159,463	102,000	816,072	292,000	4,252,152
Interest	4,535	9,960	48,048	24,510	218,267
Other	3,132	(224)	4,610	5,317	13,517
Amortization	1,061	--	3,185	--	193,454
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
Gain on extinguishments of debt	--	--	--	--	(291,507)
	448,186	188,262	2,275,287	556,114	8,306,453

Net loss	$ (488,186)	$(188,262)	$ (2,275,287)	$ (556,114)	$ (8,306,453)

Loss per share – basic and diluted (note 5)	$ (0.02)	$ (0.01)	$ (0.13)	$ (0.04)

Weighted average number of common shares outstanding during period	20,262,187	15,727,786	17,762,210	15,678,308

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2002 and 2003

And for the Period from August 3, 1999 to September 30, 2003

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to September 30, 2003 (note 1)
	2003	2002
Cash flows from operating activities:
Net loss	$ (2,275,287)	$ (556,144)	$ (8,306,453)
Adjustments to reconcile net loss to net cash used in Operating activities:
Amortization of property and equipment	3,185	--	193,454
Non-cash compensation expense	1,100,252	71,775	1,302,027
Non-cash interest expense	48,048	24,510	221,348
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Gain on extinguishment of debt	--	--	(291,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	--	--	(16,715)
Prepaid expenses	15,655	(11,833)	(24,677)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	337,788	87,667	2,207,717
Net cash used in operating activities	(770,359)	(383,995)	(4,687,672)

Cash flows from investing activities:
Additions to property and equipment	(2,636)	--	(322,482)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(2,636)	--	(167,518)

Cash flows from financing activities:
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	2,030,000
Share issuance costs	--	--	(96,750)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	619,000	391,651	2,924,528
Repayment of promissory notes	--	--	(16,000)
Net cash provided by financing activities	619,000	391,651	4,804,615

Effects of exchange rates on cash and cash equivalents	--	202	18,431
Net increase (decrease) in cash and cash equivalents	(153,995)	7,858	(32,144)
Cash and cash equivalents:
Beginning of period	156,650	704	34,799
End of period	$ 2,655	$ 8,562	$ 2,655

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company went through several name changes before being renamed to Validian Corporation on January 28, 2003.

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2003. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2002.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, and has incurred a loss of $2,275,287 and negative cash flow from operations of $770,359 for the nine months ended September 30, 2003, and has accumulated a deficit of $8,306,453 during the development stage.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s research and development activities.

If the Company obtains further financing, it expects to incur research and development expenditures of approximately $950,000 for the year ending December 31, 2003 and anticipates further growth in operations, infrastructure and personnel.  The Company also anticipates an increase in operating expenses to support its growth plans.  The Company currently has no lines of credit or other financing facilities in place.  In the event the Company cannot raise the funds necessary to support its research and development activities, it will reduce its activities.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(Unaudited)

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include continuing to raise capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term, and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.  The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

2.  Property and equipment

 Property and equipment consists of computer hardware and software, and is stated at cost less accumulated amortization.  These assets are being amortized on a straight-line basis over their estimated useful life of three years.

3.  Promissory notes payable

	Sept 30, 2003	Dec. 31, 2002
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 282,082	$ 542,151
Promissory notes payable, bearing interest at 5%, maturing on October 7, 2003, convertible into common shares at any time, unsecured.	--	500,000
	$ 282,082	$ 1,042,151

Under the terms of the 5% promissory notes, the Holder was entitled to, at any time, convert all or part of the outstanding principal and accrued interest into common stock at the lesser of (i) the ratio of one common share for each $0.33 of obligation converted; or (ii) the ratio of shares with a value equal to the price per share at which common shares have last been issued to a third party dealing at arms length with the Company.  During the nine months ended September 30, 2003, the Holder exercised the conversion feature, and converted a total of $500,000 in principal and $15,959 in accrued interest, which was included in accounts payable and accrued liabilities, into 1,563,512 common shares of the Company (note 4(a)).

In addition, during the nine months ended September 30, 2003, the Company issued $619,000 12% promissory notes.  During the nine months ended September 30, 2003, the company also settled 12% promissory notes in the amount of $864,151, plus accrued interest of $77,454, which was included in accounts payable and accrued liabilities,  through the issuance of 2,853,350 common shares of the Company (note 4(a)).

During the nine months ended September 30, 2003, the Company transferred assets valued at $14,918 to the Holder of the 12% promissory notes, which amount was applied against the principal outstanding on the notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(Unaudited)

During the period from October 1 to October 31, 2003, the Company issued a further $71,103 of 12% demand notes, having terms similar to the 12% demand notes issued prior to September 30, 2003.

4.  Stockholders’ equity (deficiency)

a)

Common stock transactions

During the nine months ended September 30, 2003 the Company issued 80,400 shares of its common stock, valued at $55,720, to unrelated companies in consideration for consulting services rendered prior to September 30, 2003.  In addition, the Company issued 300,000 shares of its common stock, valued at $135,000 to an unrelated company in consideration for consulting services rendered and to be rendered.  As at September 30, 2003, the Company had received consulting services valued at $8,438 from this company.   In relation to these transactions, an expense of $64,158 has been included in selling, general and administrative expenses for the nine months ended September 30, 2003.  The remaining $126,562 is recorded as a prepaid expense, to be expensed over the remaining fifteen months of the contract to which the cost applies.

In addition, the Company issued 4,416,862 common shares in connection with the conversion of the 5% promissory notes and the settlement of the 12% promissory notes (Note 3).

b)

Transactions involving stock purchase warrants

During the nine months ended September 30, 2003, the Company issued 2,155,000 Series E warrants to non-employees in consideration for consulting services rendered.  The Series E warrants entitle the holders to purchase a total of 2,155,000 common shares at an exercise price of $0.33 per share, are exercisable at any time, and expire on December 31, 2007.  Expenses of $242,718 and $77,195 have been included in research and development and selling, general and administrative, respectively, representing the fair value of the Series E warrants issued.  The expenses were calculated using the Black Scholes option-pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.3%; expected volatility of 139%; and an expected life of 4.58 years.

In addition, during the nine months ended September 30, 2003, the Company issued 7,600,000 Series F warrants to an unrelated company in consideration for investor relations services rendered and to be rendered, and 400,000 Series F warrants in exchange for the cancellation of 390,000 Series B warrants originally issued in 1999.  The Series F warrants entitle the holders to purchase a total of 8,000,000 common shares of the Company at an exercise price of $0.50 per share, and are exercisable at any time.  4,000,000 of the Series F warrants expire on May 31, 2007, and 4,000,000 of the Series F warrants expire on December 31, 2007.  $67,153, representing the fair value of the Series F warrants issued in exchange for investor relations services rendered to September 30, 2003, has been included in selling, general and administrative expenses.  $1,948,038, representing the fair value of the Series F warrants issued in exchange for investor relations services to be rendered has been included in prepaid expenses and will be charged to expense as the services are rendered over the next 56 months.

The issuance of the 400,000 Series F warrants in exchange for the cancellation of 390,000 Series B warrants has been accounted for as a modification in accordance with SFAS 123.  Accordingly, an expense of $44,873 has been included in selling, general and administrative expenses, which represents the incremental fair value of the new warrants.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(Unaudited)

The fair value of the Series F warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  a) for 4,000,000 Series F warrants issued May 31, 2003:  expected dividend yield 0%; risk-free interest rate of 2.3%; expected volatility of 139%; and an expected life of 4 years; b) for 4,000,000 Series F warrants issued September 3, 2003:  expected dividend yield 0%; risk-free interest rate of 2.9%, expected volatility of 138%, and an expected life of 4.3 years.

During the nine months ended September 30, 2003, the Company also issued 400,000 Series G warrants to an unrelated company in consideration for investor relations services rendered and to be rendered.  The Series G warrants entitle the holders to purchase a total of 400,000 common shares of the Company at an exercise price of $0.75 per share, are exercisable at any time, and expire on September 3, 2005. $7,054, representing the fair value of the Series G warrants issued in exchange for investor relations services rendered to September 30, 2003, has been included in selling, general and administrative expenses, and $105,811, representing the fair value of the Series G warrants issued in exchange for investor relations services to be rendered, has been included in prepaid expenses and will be charged to expense as the services are rendered over the next 15 months.  The Fair value of the Series G warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.86%; expected volatility of 147%, and an expected life of 2 years.

During the nine months ended September 30, 2003, 20,000 of the Series B warrants and all of the Series D warrants were cancelled.

c)

Transactions involving Stock Options

During the nine months ended September 30, 2003, the Company granted 3,912,302 stock options to non-employees in consideration for consulting services rendered.  These stock options entitle the holders to purchase 3,912,302 common shares at an exercise price of $0.33 per share.  The options vested immediately upon their issuance,  and are exercisable until May 7, 2008.  An expense of $93,098 and $504,004 has been included in research and development and selling, general and administrative, respectively, which reflects the fair value of the options.  The expense was calculated using the Black Scholes option-pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.64%; expected volatility of 139%; and expected life of 5 years.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.  During the nine months ended September 30, 2003 and 2002, there were no stock-based compensation granted to employees.  As such, the pro forma net loss as calculated in accordance with SFAS 123 is equal to the net loss reported in the consolidated condensed statement of operations for both the nine months ended September 30, 2003 and 2002.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(Unaudited)

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	Sept. 30, 2003	Sept 30, 2002
Stock options	3,912,302	--
Series B stock purchase warrants	320,000	730,000
Series D stock purchase warrants	--	2,650,000
Series E stock purchase warrants	2,155,000	--
Series F stock purchase warrants	8,000,000	--
Series G stock purchase warrants	400,000	--
	14,787,302	3,380,000

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information.  The forward-looking information, which generally is information stated to be anticipated, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information.  Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

•

the uncertainties inherent in the development of new software applications;

•

our need for additional capital funding;

•

the need for acceptance of our software applications by third party payers; and

•

rapid developments in technology, including developments by competitors.

We are a software development company focused on developing and commercializing products based on our technology that provides a multi-platform development environment and facilitates secure communications on the internet.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenue:  We generated no revenues during the three months ended September 30, 2003, nor did we generate any revenues during the three months ended September 30, 2002.  As of August 1999 we have directed all of our attention towards the completion and marketing of the software applications discussed above.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended September 30, 2003 we incurred $279,995, as compared to $76,526 during the three months ended September 30, 2002.  This increase of $203,469 (266%) is primarily a result of (i) a total of $126,294 in non-cash expenses recognized on the issuance of warrants and capital stock during the three months ended September 30, 2003, as detailed in Note 4 to the financial statements, and (ii) our increased efforts in the marketing of our products.  Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products once their development has been completed.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2003, we incurred $159,463, an increase of $57,463 (75%) over the $102,000 we incurred during the three months ended September 30, 2002, developing our software applications. We retained additional senior level personnel for our development team commencing during the third quarter of 2002, which resulted in higher costs for the three months ended September 30, 2003 as compared with the three months ended June 30, 2002.

Interest and other expense:  Interest and other expense consists primarily of interest on promissory notes payable.  During the three months ended September 30, 2003, we incurred $4,535, as compared to $9,960 during the three months ended September 30, 2002, in interest expense.  During the second quarter of 2003, the Company converted $1,364,151 in promissory notes to capital stock (Note 3), resulting in a lower balance of notes payable during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  This decrease in principal balance outstanding is the primary reason for the decrease of $5,425 (54%) in interest expense.

Net Loss: We incurred a loss of $488,186 ($0.02 per share) for the three months ended September 30, 2003, compared to $188,262 ($0.01 per share) for the three months ended September 30, 2002.  Our revenues and future profitability are substantially dependent on our ability to:

•

continue the development of products based on our technology;

•

identify additional clients willing to install beta sites for our products;

•

operate successfully these beta sites, integrating our technology into their operations;

•

modify the software applications based on the results of the beta site trials;

•

license the software applications to sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users;

•

successfully develop related software applications.

 The Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenue:  We generated no revenues during the nine months ended September 30, 2003, nor did we generate any revenues during the nine months ended September 30, 2002.  As of August 1999 we directed all of our attention towards the completion and marketing of the software applications discussed above.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the nine months ended September 30, 2003 we incurred $1,403,372, as compared to $234,287 during the nine months ended September 30, 2002.  This increase of $1,169,085 (499%) is primarily a result of (i) a total of $764,436 of non-cash expenses recognized on the issuance of warrants and stock options during the nine months ended September 30, 2003, as detailed in Note 4 to the financial statements, and (ii) our increased efforts in the marketing of our products.  Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products once their development has been completed.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2003, we incurred $816,072, an increase of $524,072 (275%) over the $292,000 we incurred during the nine months ended September 30, 2002, developing our software applications.  The majority of this increase was the result of non-cash compensation expenses in the amount of $335,816 on issuance of warrants and stock options during the nine months ended September 30, 2003, as detailed in Note 4 to the financial statements.  Additionally, we retained additional senior level personnel to our development team commencing during the third quarter of 2002, which resulted in higher costs for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002.

Interest and other expense:  Interest and other expense consists primarily of interest on promissory notes payable.  During the nine months ended September 30, 2003 we incurred $48,048, as compared to $24,510 during the nine months ended September 30, 2002.  This increase of $23,538 (96%) is a result of higher promissory note balances during the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002.

Net Loss: We incurred a loss of $2,275,287 ($0.13 per share) for the nine months ended September 30, 2003, compared to a loss of $556,114 ($0.04 per share) for the nine months ended September 30, 2002.  Our revenues and future profitability are substantially dependent on our ability to:

•

continue the development of products based on our technology;

•

identify additional clients willing to install beta sites for our products;

•

operate successfully these beta sites, integrating our technology into their operations;

•

modify the software applications based on the results of the beta site trials;

•

license the software applications to sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

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

During the period from October 1 to October 31, 2003, we issued $71,103 of 12% demand notes as described in Note 3 to the financial statements.  At this time we have no other committed sources of equity or debt, and need to locate such sources on an on-going basis.  Failure to raise the funds necessary to support our activities could have a material adverse effect on our position and or results of operations and could result in ceasing operations.

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

During the nine months ended September 30, 2003, we issued $619,000 of 12% demand notes to partially fund operations.  Also during the nine months ended September 30, 2003, the Company issued 380,400 shares of its common stock, valued at $190,720 (average of $0.50 per common share) to unrelated companies in consideration for marketing service rendered and to be rendered.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2003, the Company issued 380,400 shares of its common stock, valued at $190,720 (average $0.50 per common share) to unrelated companies in consideration for consulting services rendered and to be rendered.  In addition, the Company issued 4,416,862 shares of its common stock, valued at $1,457,564 ($0.33 per common share) to the holders of promissory notes payable, in repayment of outstanding principal and accrued interest.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

Exhibit 31  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

We filed a report on Form 8-K with the Commission on June 17, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VALIDIAN CORPORATION

By:   /s/    Andre Maisonneuve

Andre Maisonneuve

Chairman, President, Chief Executive Officer and

Chief Financial Officer

Dated:       November 12, 2003