Form 10KSB
period 2003-12-31
VALIDIAN CORP
filed 2004-03-30
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-28423

VALIDIAN CORPORATION

(Name of small business issuer in its charter)

            State of Nevada

        58-2541997

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

30 Metcalfe St., Suite 620, Ottawa, Ontario, Canada

 K1P 5L4

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number:  613-230-7211

Securities registered under Section 12(b) of the Exchange Act:   none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year.  $

NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($1.15) and asked ($1.19) price of the issuer’s Common Stock as of March 16, 2004, was $24,259,030, based upon the average between the closing bid and asked price ($1.17) multiplied by the 20,734,214 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 16, 2004: 27,644,214.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2003

Table of Contents

Page No.

Cautionary Notice Regarding Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

17

Item 3.

Legal Proceedings.

17

Item 4.

Submission of Matters to a Vote of Security Holders.

17

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters.

17

Item 6.

Management's Discussion and Analysis or Plan of Operation.

21

Item 7.

Financial Statements.

27

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure.

47

Item 8A.

Controls and Procedures.

47

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

47

Item 10.

Executive Compensation.

49

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

51

Item 12.

Certain Relationships and Related Transactions.

52

Item 13.

Exhibits and Reports on Form 8-K.

53

Item 14

Principal Accountant Fees and Services.

54

Signatures

55

Supplemental Information

56

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

*

trends affecting our financial condition or results of operations for our limited history;

*

our business and growth strategies;

*

our technology;

*

the Internet; and

*

our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

*

our limited operating history;

*

our lack of sales to date;

*

our future requirements for additional capital funding;

*

the failure of our technology and products to perform as specified;

*

the discontinuance of growth in the use of the Internet;

*

the enactment of new adverse government regulations; and

*

the development of better technology and products by others.

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

*

"Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and

*

"Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

Item 1.  Description of Business.

Summary

Validian Corporation is a provider of communication security technologies for networked environments. We have developed technology to secure exchanges of data and files between mutually authenticated applications over the Internet. This easy-to-use infrastructure facilitates deployment and use of distributed applications and distributed networks and enables organizations to rapidly develop and deploy secure, collaborative, distributed applications for sharing data over public or private networks.

The company has operations in the U.S., Canada and Switzerland. Products based on our technology:

*

facilitate secure, reliable data communications between any two applications through the Internet or any private networks;

*

allow customers to develop distributed applications that run on different platforms; and

*

allow individuals and mobile workers to communicate securely with each other, and to exchange files in a secure manner.

Our technology enables corporations, institutions and individuals to develop secure interactive, distributed applications (such as e-commerce) running either through wired or wireless networks, with an ease of deployment and management of the communications.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties to a communication, thus offering a strong trust model for secure exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts the data within the receiving application.

Our technology provides benefits, by enabling users:

*

to integrate security and transport in all communication and document exchanges through an integrated approach; and

*

to develop and use existing interactive, distributed applications (like e-commerce, e-banking, e-health and e-loyalty) where it implements a strong security model.

Based on this technology, we have developed the products described below.

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

corporate IT departments that serve their corporation with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications for more than one platform or to migrate, at one point in time, from one platform to another while ensuring the security of communication between applications and over distributed networks; and

*

independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges between their customers’ partners, suppliers and other participants.

Potential customer industrial sectors include, among others:

*

manufacturers in supply management chains;

*

electronic health care providers and suppliers;

*

financial institutions and insurance companies; and

*

software distribution services.

Marketing Strategy and Distribution Channels

We have initiated a marketing program in North America and Europe to bring our products to the marketplace. This program has two components: direct and channel sales.

Direct Sales

The direct sales approach entails making high-level contacts within the organizations of target customers to present the benefits and competitive advantages of our products.  Leads to such presentations are generated through existing contacts of management and sales representatives, and through attendance at and participation in specialized e-commerce and computer security trade shows.

Channel Sales

In order to penetrate the market for our products, we are attempting to partner with, value-added resellers ("VARs"), independent marketing representatives (“IMRs”), system integrators (“SIs”), independent software vendors (“ISVs”) and application service providers (“ASPs”).  Potential partners are being identified based upon their ability to penetrate specific markets more easily than we can. We believe major customers also will act as VARs in their sector.

Sales representatives and sales agents are promoting our products within these two channels.  The representatives are responding to queries and expressions of interest from those interested in becoming early adopters of our working models.  These early customers and distributors may have an impact on the product development schedule, as we will develop interfaces with users’ existing systems in response to their feedback and individual requirements.

Currently, we have agreements with VARs in the U.S., in Canada and in Mexico. Agreements with IMRs have been implemented in the U.S. and in Canada. Agreements with SIs are being pursued currently.

Marketing Analysis

We have retained industry specialists in the electronic health care and in the supply chain management sectors. Their mandate is to identify specific areas and a limited number of corporations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

We have also retained a specialist to prepare a technical analysis of our approach, which we will distribute to system architects and engineers to help them understand the benefits that customers can derive from implementing our technology into their new or existing systems.

With the assistance of a system integrator, we have developed a sample code to help train other SIs in the use of our technology. This sample code is a part of our internal technical training program for our customers.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territory where most potential clients reside is expected to be in North America, Europe and Asia Pacific.  We retained two sales representatives in the third quarter of 2002, and two sales agents in the fourth quarter of 2002.  We began market research in the United States and Western Europe in the second quarter of 2000 and have continued in these and other potential markets since that time.

Marketing Expenses

The main expense factors for our marketing campaign are for:

*

personnel, both internal and outside specialists;

*

buying or renting lists of potential customers for direct marketing campaigns;

*

direct marketing to potential customers;

*

banner advertising on vertical industry websites;

*

participation in trade shows;

*

travel and living expenses;

*

Web site development and maintenance; and

*

literature preparation and distribution.

For more information, please see "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations.”

Our Products

Currently, we are offering three main products on a commercial basis.

Our Application Security Infrastructure (ASI)

Our ASI is a comprehensive integrated infrastructure for securing data transport between distributed applications and Web services. ASI is specifically designed for distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. ASI guarantees the delivery of the messages and files to, and only to, the target destination, and data never travels “in the clear” at any time between applications.

ASI has been in use for approximately two years on a continuous basis by a growing number of users (currently several hundred) to support our SIM product operation.

Our Secure Instant Messenger  (SIM)

We offer an enterprise-class Secure Instant Messenger (SIM) that provides a strong level of security for real-time communication and file exchange between authenticated parties.  SIM creates “gated communities” of trusted users.  It offers real-time tools for collaboration between individuals and groups, including synchronous and a-synchronous collaboration and enterprise-wide presence.  SIM performs encryption of both messages and attachments within its own operation, so that data never travels in the clear at any point in time. Within a SIM exchange, all participants are authenticated and messages and large files of most types, including video and audio files, can be transferred encrypted.  We believe that SIM is currently the only secure instant messenger to operate on USB flash memory devices: the Validian “Flash CommunicatorTM”. SIM operates over Validian's Application Security Infrastructure (ASI) and benefits from all the security features of ASI.  SIM has been in use for approximately two years on a continuous basis by a growing number of users (currently several hundred) in commercial and testing environments.

Our Software Development Kit (SDK)

We provide a SDK, for rapidly and simply securing data transport between applications through ASI. The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to ASI through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  They do not have to worry about the low-level IP addresses or ports nor concern themselves with implementing complex security features, as the SDK performs these functions automatically.  This provides the application with a complete communication security chain, as the ASI protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

Competition

Competitors for the ASI market are different from competitors for the SIM market.

ASI competition

Our ASI product competes primarily with the products described below.

VPN

Virtual Private Networks (VPN) is a technology that ensures a secure communication link between two devices linked to the Internet or any communication network. This type of network security ensures that between those two hardware devices, the data cannot be intercepted and tampered with.

The main supplier of VPN is Check Point Software Technologies Ltd., but a number of suppliers are also offering competing products. As compared with ASI, VPNs protect data between hardware devices, whereas ASI protects data between applications.

PKI

Public Key Infrastructure (“PKI”) is a sophisticated method of authenticating communicating parties by providing each party with a set of two uniquely linked keys, one private key that is kept by the party and one public key that is published for every one to see. When communicating, messages are encrypted with the private key of the sender and decrypted by the receiver using the public key of the sender. Since both keys are mathematically linked, the receiver is assured that the message is coming from that sender and nobody else.

This exchange mechanism has been extended to protect more applications but we believe that its implementation on a large scale for distributed environment proves difficult and costly.  Main suppliers of PKI include Entrust, Baltimore Technology and Verisign.

SSL

Secure Socket Layer (“SSL”) is a browser level protection offered by Netscape and Microsoft and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is a standard widely used across a large number of platforms and systems. However, it relies on a rather weak trust model, since the browser is not authenticated by the server. This brings a risk of impersonation. Protecting the application from that risk requires the implementation of a PKI to authenticate the participants.

SIM Competition

Our SIM competes primarily with the following products.

Free IM

The major suppliers of individual-class, free and unsecure IM systems are Yahoo!, Microsoft and AOL.

Enterprise-class Secure IM

The enterprise-class secure IM industry is in its infancy. Some suppliers offer products but the installed base is still limited. Suppliers include WireRed, Jabber, Bantu, Sigaba, FaceTime and IBM. AOL, Yahoo and Microsoft also have announced  products which are in different states of development.  We believe that we have significant technical competitive advantages over those suppliers and we are positioning to take a portion of this market.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2003	2002

$997,822	$405,597

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation - Plan of Operations.”

Intellectual Property Protection

We rely on common law and statutory protection of trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of our core technology. We have registered trademarks in North America and in Europe to cover the Flash Communicator product and the generic term of “FlashWare”, as well as some graphic identification and the Validian name itself.

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties to a communication, thus offering a strong trust model for secure exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts within the receiving application.

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We are preparing a patent application covering certain aspects of our products.  The initial patent applications will cover the U.S. and Canada and be expanded to other countries as and when we penetrate new markets.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection.  We also cannot assure that our technology does not infringe upon the intellectual property rights of others.  In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected.  For more information please see “Risk Factors; Proprietary Rights” below.

Employees

As of December 31, 2003, we had twenty-two full-time contractual personnel, including one executive officer, three sales and marketing staff, sixteen software architects, engineers and programmers, and two in administration.  Five are located in Ottawa, Canada, one is located in Philadelphia, and sixteen are located in Europe.  In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

Risk Factors

Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

We are a development stage company, and our limited operating history makes evaluating our business and prospects difficult.

We are a development stage company, and our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our revenue and income potential are unproven, and our business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving, therefore we may need to continue to modify our business plan to adapt to these changes. As a result of our being in the early stages of development, particularly in the emerging technology industry, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.  As a result, we may never achieve profitability and we may not be able to continue operations if we cannot successfully address the risks associated with early stage development companies in emerging technologies.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future.  Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We incurred an operating loss of $2,929,255 and negative cash flow from operations of $955,256 during the year ended December 31, 2003.  During the year ended December 31, 2002, we incurred an operating loss of $879,184 and negative cash flow from operations of $763,099.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

*

sales and marketing;

*

technology;

*

infrastructure research and development; and

*

general business enhancement.

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

We may require additional capital to proceed with our long-term business plan.  If we are unable to obtain such capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to limit or curtail our future operations.

We may require additional working capital to proceed with our long-term business plan. For a discussion of our capital requirements, see the disclosure in  "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations.” If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

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

The business environment is highly competitive and, if we do not compete effectively, we may experience material adverse effects on our operations.

The market for Internet security products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar to some aspects of our security services.  Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our security services.  In particular, the Internet security market has historically been characterized by low financial entry barriers.

Some of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will.  We believe that there may be increasing consolidation in the Internet security market and this consolidation may materially adversely affect our competitive position.  In addition, our competitors may have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties and rapidly acquire significant market share.  If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

If we are unable to develop brand recognition, we may be unable to generate significant revenues and our results of operations may be materially adversely affected.

To attract customers we may have to develop a brand identity and increase public awareness of our technology and products. To increase brand awareness, we expect to significantly increase our expenditures for advertising and other marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our brands, which would have a material adverse effect on our results of operations.

If we are unable to respond to rapid technological change and improve our products and services, our business could be materially adversely affected.

The Internet security industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology.  As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology.  The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable.  In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving.  Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our end-users and that keep pace with technological developments, new competitive product offerings and emerging industry standards.  If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We depend upon a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have registered trademarks in the United States, Canada and Europe and are preparing patent applications for new technology, as it is developed.  Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition.

If we discover that any of our products or technology we license from third parties violates third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering.    In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently do not have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our products.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

If our electronic security devices were breached, our business would be materially adversely affected.

A key element of our technology and products is our Internet security feature.  If anyone is able to circumvent our security measures, they could misappropriate proprietary information or cause interruptions or problems with hardware and software of customers using our products.  Any such security breaches could significantly damage our reputation.  In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches.    In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

We face restrictions on the exportation of our encryption technology, which could limit our ability to market our products outside of the United States.

Some of our Internet security products utilize and incorporate encryption technology.  Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments, particularly in response to the terrorist acts of September 11, 2001.  If we do not obtain the required approvals, we may not be able to sell some of our products in international markets, which could materially adversely affect our results of operations.

Our operating results may prove unpredictable, and may fluctuate significantly.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  Factors which may cause operating results to fluctuate significantly include the following:

*

new technology or products introduced by us or by our competitors;

*

the timing and uncertainty of sales cycles and seasonal declines in sales;

*

our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

*

a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

*

general economic conditions, as well as economic conditions specific to users of our products and technology.

Our operating results may be volatile and difficult to predict.  As such, future operating results may fall below the expectations of securities analysts and investors.  In this event, the trading price of our common stock may fall significantly.

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

There are certain risks inherent in doing business on an international level, such as:

*

unexpected changes in regulatory requirements, export and import restrictions, export and import

*

controls relating to encryption technology that may limit sales sometime in the future;

*

legal uncertainty regarding liability and compliance with foreign laws;

*

competition with foreign companies or other domestic companies entering into the foreign markets in which we operate;

*

tariffs and other trade barriers and restrictions;

*

difficulties in staffing and managing foreign operations;

*

longer sales and payment cycles;

*

problems in collecting accounts receivable;

*

political instability;

*

fluctuations in currency exchange rates;

*

software piracy; and

*

seasonal reductions in business activity during the summer months in Europe and elsewhere; and potentially adverse tax consequences.

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

*

our quarterly results of operations;

*

the variance between our actual quarterly results of operations and predictions by stock analysts;

*

financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;

*

public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

*

public reports concerning our products or technology or those of our competitors; and

*

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

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

*

investors may have difficulty buying and selling or obtaining market quotations;

*

market visibility for our common stock may be limited; and

*

a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Shares issuable upon the exercise of options, warrants and convertible debentures or under anti-dilution provisions in certain agreements could dilute stock holdings and adversely affect our stock price.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are, or may in the future have, exercise prices at or below the market price of our stock.  As of March 16, 2004 we have outstanding options and warrants to purchase a total of 17,028,135 shares of our common stock.  Of these options and warrants, 320,000 have exercise prices above the recent market price of $1.15 per share (as of March 25, 2004), and 16,708,135 have exercise prices at or below this recent market price.  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan has 1,087,698 shares remaining for issuance as of March 16, 2004.  Future options issued under the plan may have further dilutive effects.

The holders of our convertible debentures have the option of converting outstanding principal plus interest thereon into shares of our common stock at a ratio of one common share for every $0.50 of debt converted.  Any such conversion would have a dilutive effect on stockholders.

Issuance of shares pursuant to the exercise of options, warrants, anti-dilution provisions, or the conversion of debentures, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 16, 2004, we had outstanding 27,644,214 shares of common stock of which approximately 17,893,528 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  We have entered into registration rights agreements requiring us to register the resale of approximately 14,180,000 shares of common stock, including shares of common stock issuable upon the exercise of warrants and the conversion of convertible debentures.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share.  In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock".  Penny stocks are stocks:

*

with a price of less than five dollars per share;

*

that are not traded on a recognized national exchange;

*

whose prices are not quoted on the NASDAQ automated quotation system ; or

*

of issuers with net tangible assets less than

*

$2,000,000 if the issuer has been in continuous operation for at least three years; or

*

$5,000,000 if in continuous operation for less than three years, or

*

of issuers with average revenues of less than $6,000,000 for the last three years.

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

*

to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

*

to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

*

to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

*

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

As of March 16, 2004, our current and former executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 40 % of the outstanding common stock if they exercised all of the warrants held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

Our restated articles of incorporation contain provisions that could discourage an acquisition or change of control of our company.

Our restated articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval.  Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our common stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders.

Our Corporate History

We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures.  On January 28, 2003, we changed our name from Sochrys.com Inc. to Validian Corporation.

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

Item 4.  Submission of Matters to a Vote of Security holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2003. On January 28, 2003 the holders of a majority of our common stock passed a stockholders' resolution approving an amendment to our Articles of Incorporation changing our name to Validian Corporation.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “VLDI”.

The following table sets forth the range of high and low bid quotes of our common stock per quarter for the past two fiscal years as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2002
January 1 to March 31	$0.80	$0.48
April 1 to June 30	0.53	0.33
July 1 to September 30	0.46	0.15
October 1 to December 31	0.28	0.07
2003
January 1 to March 31	0.27	0.07
April 1 to June 30	1.02	0.09
July 1 to September 30	1.00	0.38
October 1 to December 31	1.12	0.80
2004
January 1 to March 25	1.47	0.85

On March 25, 2004, the closing price of our common stock was

$1.15 per share.

(b)

Holders -- There were approximately 173 holders of record of our common stock as of March 16, 2004, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 16, 2004 was 27,644,214 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	3,912,302	$ 0.33	1,087,698
Total	3,912,302	$ 0.33	1,087,698

We have granted options to purchase an aggregate of 3,912,302 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008.  These options were issued pursuant to our Incentive Equity Plan, which was adopted by our board of directors and became effective on May 30, 2003.  The plan was not approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 5,000,000 shares of common stock were reserved for issuance under the terms of the Incentive Equity Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities--During the three months ended March 31, 2003,  we issued the following:

*

10,000 shares of our common stock, valued at $2,000 to creditors as payment for services rendered; and

*

$125,000 of our 12% demand promissory notes.

During the three months ended June 30, 2003, we issued the following:

*

4,416,862 shares of our common stock to holders of our 5% convertible promissory notes and our 12% convertible promissory notes in connection with the conversion of $500,000 in principal amount of our 5% promissory notes, plus accrued interest of $15,959, and the settlement of $864,151 in principal amount of our 12% promissory notes, plus accrued interest of $77,454;

*

3,912,302 stock purchase options to non-employees for consulting services rendered.  The stock purchase options entitle the holders to purchase a total of  3,912,302 common shares at an exercise price of $0.33 per share, are exercisable at any time, and expire on May 7, 2008;

*

2,155,000 of our Series E warrants to non-employees for consulting services rendered.  The Series E warrants entitle the holders to purchase a total of 2,155,000 common shares at an exercise price of $0.33 per share, are exercisable at any time, and expire on December 31, 2007;

*

3,600,000 of our Series F warrants to unrelated companies for consulting services rendered and to be rendered, and 400,000 of our Series F warrants to holders of Series B Warrants in exchange for the cancellation of 390,000 Series B Warrants originally issued in 1999.  The Series F Warrants entitle the holders to purchase common shares at an exercise price of $0.50 per share, are exercisable at any time, and expire on May 31, 2007; and

*

$246,500 of our 12% demand promissory notes.

During the three months ended September 30, 2003, we issued the following:

*

70,400 shares of our common stock, valued at $53,720, to unrelated parties in consideration for consulting services rendered;

*

300,000 shares of our common stock, valued at $135,000, to an unrelated company in consideration for consulting services rendered and to be rendered;

*

4,000,000 of our Series F warrants to unrelated parties in consideration for consulting services rendered and to be rendered.  The Series F warrants entitle the holders to purchase common shares of the Company at an exercise price of $0.50 per share, and are exercisable at any time and expire on December 31, 2007;

*

400,000 of our Series G warrants in consideration for consulting services rendered and to be rendered.  The Series G warrants entitle the holders to purchase a total of 400,000 common shares of the Corporation at an exercise price of $0.75 per share, are exercisable at any time, and expire on September 3, 2005;and

*

$247,500 of our 12% demand promissory notes.

During the three months ended December 31, 2003, we issued the following:

*

42,500 shares of our common stock, valued at $40,151, to unrelated parties in consideration for consulting and financing services rendered;

*

420,000 of our Series H warrants to holders of our 4% senior subordinated debentures, and 480,000 of our Series H warrants to unrelated parties in consideration for consulting services rendered in relation to the placement of the debentures.  The Series H warrants entitle the holders to purchase a total of 900,000 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006;

*

$600,000 of our 4% senior subordinated debentures.  The 4% senior subordinated debentures mature on December 31, 2005 and are convertible into shares of our common stock at a ratio of one share of common stock for each $0.50 of debt converted; and

*

$184,203 of our 12% demand promissory notes.

During the period from January 1 to March 16, 2004, we issued the following:

*

6,666,666 shares of our common stock to accredited investors through an equity private placement for total consideration of $6,000,000;

*

3,333,333 Series I warrants to investors participating in the private placement described above, and 180,000 Series I warrants to unrelated parties in consideration for financing services rendered in relation to the private placement.  The Series I warrants entitle the holders to purchase a total of 3,483,333 common shares of the Company at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009;

*

360,000 shares of our common stock to the holders of our 12% promissory notes in connection with the settlement of $169,964 in principal, plus accrued interest of $10,036;

*

50,000 shares of our common stock, valued at $54,300 to unrelated parties in consideration for consulting and financing services rendered;

*

$1,400,000 of our 4% senior subordinated debentures.  The 4% senior subordinated debentures mature on December 31, 2005 and are convertible into shares of our common stock at a ratio of one share of common stock for each $0.50 of debt converted; and

*

980,000 Series H warrants to certain holders of our 4% senior subordinated debentures holders, and 847,500 Series H warrants to unrelated parties in consideration for consulting services rendered in relation to the placement of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

During the period from January 1 to March 16, 2004, we also cancelled 4,000,000 of the Series F warrants.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2003 and December 31, 2002. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2004.  Two of our  products have reached the stage of being saleable during the first quarter of 2004.  Our major initiatives through December 31, 2004 are:

*

furthering the development of our products;

*

obtaining commercial sales of our products, and continuing our current marketing program; and

*

developing and improving product agents to perform specialized functions common to many e-commerce sites.

For more information, please see “Part 1. Item 1: Description of Business; Technology.”

Marketing Plans:  We started the marketing process in the second quarter of 2000, with our original focus being potential customers located in the United States and Western Europe.  The potential customers and our current marketing program are more fully described in “Part 1. Item 1: Description of Business - The Target Market.”  Marketing activities are multi-faceted.

Marketing leads are being developed by direct identification of potential customers, through trade shows and through personal contacts of management and marketing representatives.  We expect to spend $60,000 in attending and exhibiting at trade shows through December 31, 2004.  We anticipate that preparation of additional promotional literature, including technical evaluations of the products and testimonials from users of the products, and distribution of promotional literature at the trade shows and by direct mailings to the individuals identified as the decision makers and decision influencers will cost $890,000 during the year ended December 31, 2004.

Sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to potential customers.  We estimate the cost of this initiative, including travel and sales support, to be $680,000 for the year ended December 31, 2004.

Pilot projects to demonstrate the utility and benefits of the products to the customer are expected to be funded at a break-even level by customers.

In summary, the marketing program is expected to cost approximately $1,630,000 through December 31, 2004.

Developing and Improving Product Agents:  While we direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of the products and additional product agents and improving existing ones.  For more information please see “Part I. Item 1. Description of Business; Our Technology.”

We will improve and further develop our products based upon responses from potential customers.  The cost associated with this development is primarily a function of the activity currently planned and thus will be subject to a high degree of control.  We estimate that the cost of this continued research and development effort will be $1,320,000 through December 31, 2004.  In addition, we expect to spend $625,000 on general and administrative expenses through December 31, 2004.

Since entering the development stage, we have obtained financing from the exercise of our Series A warrants, which are now fully exercised, from the proceeds of loans, and from the issuance of convertible debentures.  Until such time as we generate sufficient revenues from the licensing of our software applications, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

*

debt instruments, including demand notes and convertible debentures similar to those discussed below in “Liquidity and Capital Resources”;

*

private placements of common stock;

*

exercise of stock options at an exercise price of $0.33 per share;

*

exercise of Series ‘B’ warrants at an exercise price of $3.00 per share;

*

exercise of Series ‘E’ warrants at an exercise price of $0.33 per share;

*

exercise of Series ‘F’ warrants at an exercise price of $0.50 per share;

*

exercise of Series ‘G’ warrants at an exercise price of $0.75 per share;

*

exercise of Series ‘H’ warrants at an exercise price of $0.50 per share; or

*

funding from potential clientele or future industry partners.

During the fourth quarter of 2003, and the first quarter of 2004, we raised $8,000,000 through the private placement of 6,666,666 common shares and 3,333,333 warrants for proceeds of $6,000,000, and from the issuance of $2,000,000 in 4% senior subordinated  convertible debentures and 1,400,000 warrants. We expect these resources  to be adequate to fund our operations for the next two years.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors - Requirement for Additional Capital” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2003 and with respect to the consolidated balance sheets as at December 31, 2003 and 2002, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2003	2002
Operations Data
Selling, general and administrative	$ 1,752,725	$ 473,306
Research and development	997,822	405,597
Depreciation of property and equipment	4,333	281
Write-off of prepaid services	174,375	--
Other expenses, net	72,645	27,657
Net loss	$ 3,001,900	$ 906,841

	Year Ended December 31
	2003	2002
Cash Flows Data
Net cash from (used in) operations	(955,256)	$ (763,099)
Net cash from (used in) investing activities	(3,674)	(10,106)
Net cash from financing activities	1,348,703	929,151
Effects of exchange rates on cash	--	--
Net increase in cash	$ 389,773	$ 155,946

Balance Sheet Data
Cash	$ 546,423	$ 156,650
Total current assets	1,182,383	371,358
Property and equipment	9,166	9,825
Deferred financing costs	491,450	--
Deferred consulting services	1,393,873	--
Total assets	3,076,872	381,183
Total current liabilities	1,295,785	1,379,775
4% Senior Subordinated convertible debentures
(face value $600,000, see financial statements)	--	--
Stockholders’ equity (deficiency)	$ 1,781,087	$ (998,592)

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

Through September 30, 2001, our principal operations were conducted in Switzerland.  Our expenses were incurred in Swiss francs.  Subsequent to September 30, 2001 our principal operations were conducted in Canada and Europe.  However the majority of our expenses were incurred in United States dollars.  Our financial statements have been conformed to US GAAP and presented in US dollars for purposes of this annual report. The rates of exchange between the Swiss franc and US dollar set out below were used to convert the various financial statement balances from Swiss francs to US dollars.  In the following tables we set forth:

*

the rates of exchange for the US dollar, expressed in Swiss francs (CH), in effect at the end of each of the periods indicated; and

*

the average of the exchange rates in effect during such periods.

	Year ending December 31
	2003	2002
Rate at end of Period	1.24CH	1.39CH
Average Rate During Period	1.35CH	1.56CH

The fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002

Revenue:  We generated no revenues during the year ended December 31, 2003, nor did we generate any revenues during the year ended December 31, 2002.  As of August 1999, we have directed all of our attention towards the completion and marketing of the software applications discussed above.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.  During the first quarter of 2004, one of our products reached the stage of being saleable.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2003 we incurred $1,752,725, as compared to $473,306 during the year ended December 31, 2002.  This increase of $1,279,419 (270%) is primarily a result of:  (i) a total of $950,645 in non-cash consulting fees being recognized on the issuance of options, warrants and capital stock during the year ended December 31, 2003, as detailed in Note 6 to the financial statements, compared with $71,775 in non-cash consulting fees recognized during the year ended December 31, 2002, and (ii) our increased efforts in the marketing of our products.  Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the year ended December 31, 2003, we spent $997,822, an increase of $592,225 (146%) from the $405,597 spent in developing our technology, and implementing it into products during 2002.  This increase was primarily the result of non-cash consulting fees in the amount of $335,816 being recognized on the issuance of warrants and stock options during the year ended December 31, 2003.  There were no similar non-cash expenses recognized during the year ended December 31, 2002.  We also retained additional senior level personnel for our development team commencing during the third quarter of 2002, which resulted in higher costs for the year ended December 31, 2003 as compared with the year ended December 31, 2002.

Amortization: Amortization expense was $4,333 during the year ended December 31, 2003, an increase of $4,052 (1,442%), over the $281 charged to expense during the year ended December 31, 2002.    The use of computer equipment is provided under arrangements with our contractors.  The use of office furniture and equipment is provided under the terms of our arrangements for leased premises as described above.

Net Loss: We incurred a loss of $3,001,900 ($0.16 per share) for the year ended December 31, 2003, compared to a loss of $906,841 ($0.06 per share) for the year ended December 31, 2002.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*

identify clients willing to install beta sites for our products;

*

operate successfully these beta sites, integrating our technology into their operations;

*

modify the software applications based on the results of the beta site results;

*

license the software applications to a sufficient number of clients;

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2003, we had negative working capital of $113,402, compared to negative working capital of $1,008,417 at December 31, 2002. This significant increase in working capital occurred primarily as a result of the conversion of  $1,364,151 in promissory notes payable plus $93,413 in accrued interest thereon, into common shares, as well as the issuance of $600,000 in 4% senior subordinated convertible debentures.    We had $546,423 of cash on hand at December 31, 2003 compared to $156,650 at December 31, 2002.

During the first quarter of 2004, we raised an additional $1,400,000 from the issuance of 4% convertible debentures and 980,000 warrants, and $6,000,000 from the private placement of 6,666,666 common shares and 3,333,333 warrants.

Net Cash Flow from Operations:  During the year ended December 31, 2003, we used $955,256 in operations, compared to using $763,099 during the year ended December 31, 2002.  The use of cash in operations during the year ended December 31, 2003 resulted primarily from a net loss of $3,001,900, which was partially offset by depreciation of $4,333, non-cash consulting fees of $1,286,461, non-cash  interest of $59,824, non-cash write-off of prepaid services of $174,375, and by a net change in non-cash operating working capital of $521,651.   During the year ended December 31, 2002, the use of cash in operations resulted from a net loss of $906,841, plus a $26,212 currency translation adjustment on liquidation of the investment in our foreign subsidiary, and partially offset by depreciation of $281, non-cash consulting fees of $71,775, non-cash interest of $48,185, and by a net change in non-cash operating working capital of $49,713.

Net Cash Used in Investing Activities:  During the year ended December 31, 2003, we invested $3,674 in property and equipment, compared to $10,106 invested during the year ended December 31, 2002.

Net Cash From Financing Activities:  During the year ended December 31, 2003 we raised $803,203 from the issuance of promissory notes, and $545,500 in proceeds net of cash-based issuance costs paid on or before December 31, 2003, of $54,500, from the issuance of 4% senior subordinated convertible debentures.  During the year ended December 31, 2002 we raised $929,151 from the issuance of promissory notes. For information concerning our capital requirements see “Plan of Operations” above.

During the first quarter of 2004, we raised an additional $1,400,000 from the issuance of 4% convertible debentures and 980,000 warrants, and $6,000,000 from the private placement of 6,666,666 common shares and 3,333,333 warrants.

Item7.

Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION
(A Development Stage Enterprise)

Years ended December 31, 2003 and 2002

TABLE OF CONTENTS

Page

Auditors’ Report to the Board of Directors

28

Consolidated Balance Sheets as at December 31, 2003 and 2002

29

Consolidated Statements of Operations for the years ended

December 31, 2003 and 2002 and for the period from

August 3, 1999 to December 31, 2003

30

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the years ended December 31, 2003 and 2002

31-32

Consolidated Statements of Cash Flows for the years ended December

31, 2003 and 2002 and for the period from August 3, 1999 to

December 31, 2003

33

Notes to Consolidated Financial Statements

34-46

AUDITORS' REPORT TO THE BOARD OF DIRECTORS

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for the years then ended and the period from August 3, 1999 to December 31, 2003.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended and the period from August 3, 1999 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

     KPMG LLP

Chartered Accountants

Ottawa, Canada

January 16, 2004 (except for note 11 which

is as of March 8, 2004)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2003 and 2002

(In U.S. dollars)

_______________________________________________________________________________________

2003

2002

_______________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

546,423

$

 156,650

Prepaid expenses (note 6(c))

635,960

214,708

_______________________________________________________________________________________

1,182,383

371,358

_______________________________________________________________________________________

Property and equipment (note 3)

9,166

9,825

Deferred financing costs

491,450

–

Deferred consulting services (note 6(c))

1,393,873

–

_______________________________________________________________________________________

$

3,076,872

$

381,183

=================================================================================

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:

Accounts payable

$

630,793

$

180,910

Accrued liabilities

198,707

156,714

Promissory notes payable (note 4)

466,285

1,042,151

_______________________________________________________________________________________

1,295,785

1,379,775

_______________________________________________________________________________________

4% Senior subordinated convertible debentures (note 5)

–

–

Stockholders’ equity (deficiency):

Common stock ($0.001 par value.  Authorized 50,000,000

  shares; issued and outstanding 20,567,548 shares in 2003

  and 15,727,786 shares in 2002) (note 6(a))

20,566

15,726

Preferred stock ($0.001 par value.  Authorized 5,000,000

  shares; issued and outstanding Nil shares in 2003

  and 2002)

–

–

Additional paid-in capital

10,822,021

5,045,282

Deficit accumulated during the development stage

(9,033,066)

(6,031,166)

Retained earnings prior to entering development stage

21,304

21,304

Treasury stock (7,000 shares in 2003 and 2002 at cost)

(49,738)

(49,738)

_______________________________________________________________________________________

1,781,087

(998,592)

_______________________________________________________________________________________

Subsequent events (note 11)

$

3,076,872

$

381,183

=================================================================================

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

 (A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002 and the period from August 3, 1999 to December 31, 2003

(In U.S. dollars)

_______________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2003

2002

2003

_______________________________________________________________________________________

Expenses:

Selling, general and administrative (note 6)

$

1,752,725

$

473,306

$

4,211,399

Research and development (note 6)

997,822

405,597

4,433,902

Depreciation of property and equipment

4,333

281

194,602

Write-off of prepaid services

174,375

–

174,375

Gain on sale of property and equipment

–

–

(7,442)

Write-off of accounts receivable

 –

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

_______________________________________________________________________________________

2,929,255

879,184

9,072,802

_______________________________________________________________________________________

Operating loss

(2,929,255)

(879,184)

(9,072,802)

Other income (expenses):

Gain on extinguishment of debt

–

–

291,507

Interest

(59,824)

(45,978)

(230,043)

Other

(12,821)

18,321

(21,728)

_______________________________________________________________________________________

(72,645)

(27,657)

39,736

_______________________________________________________________________________________

Net loss

$

(3,001,900)

$

(906,841)

$

(9,033,066)

=================================================================================

Loss per common share before extraordinary

  item - basic and diluted (note 7)

$

(0.16)

$

(0.06)

====================================================================

Loss per common share after extraordinary

  item - basic and diluted (note 7)

$

(0.16)

$

(0.06)

====================================================================

Weighted average common shares outstanding

18,461,267

15,690,779

====================================================================

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the five years ended December 31, 2003

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 1998	61,333	$ 61	$ 23,058	$ 30,080	$ –	$ (7,426)	$ –	$ 45,773

Issued for mining claims	92,591	92	27,408	–	–	–	–	27,500
Issued for cash	3,000,000	3,000	27,000	–	–	–	–	30,000
Reverse acquisition	8,459,000	8,459	21,541	–	–	–	–	30,000
Fair value of warrants issued to unrelated parties (note 6(b))	–	–	130,000	–	–	–	–	130,000
Shares issued upon exercise of warrants	380,000	380	759,620	–	–	–	–	760,000
Share issuance costs	–	–	(34,750)	–	–	–	–	(34,750)
Comprehensive loss:							–
Net loss	–	–	–	(8,776)	(743,410)	–	–	(752,186)
Currency translation adjustment	–	–	–	–	–	11,837	–	11,837
Comprehensive loss								(740,349)

Balances at December 31, 1999	11,992,924	11,992	953,877	21,304	(743,410)	4,411	–	248,174

Shares issued upon exercise of warrants	620,000	620	1,239,380	–	–	–	–	1,240,000
Share issuance costs	–	–	(62,000)	–	–	–	–	(62,000)
Acquisition of common stock	–	–	–	–	–	–	(49,738)	(49,738)
Comprehensive loss:
Net loss	–	–	–	–	(2,932,430)	–	–	(2,932,430)
Currency translation adjustment	–	–	–	–	–	(40,401)	–	(40,401)
Comprehensive loss								(2,972,831)

Balances at December 31, 2000	12,612,924	12,612	2,131,257	21,304	(3,675,840)	(35,990)	(49,738)	(1,596,395)

Shares issued in exchange for debt (note 6(a))	2,774,362	2,774	2,216,715	–	–	–	–	2,219,489
Fair value of warrants issued to unrelated parties (note 6(b))	–	–	451,500	–	–	–	–	451,500
Comprehensive loss:
Net loss	–	–	–	–	(1,448,485)	–	–	(1,448,485)
Currency translation adjustment	–	–	–	–	–	62,202	–	62,202
Comprehensive loss								(1,386,283)

Balances at December 31, 2001	15,387,286	15,386	4,799,472	21,304	(5,124,325)	26,212	(49,738)	(311,689)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the five years ended December 31, 2003

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2001	15,387,286	$15,386	$4,799,472	$ 21,304	$(5,124,325)	$ 26,212	$(49,738)	$ (311,689)

Shares issued in consideration of consulting services
(note 6(a))	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary (note 2(h))	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)

Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt (note 6(a))	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564

Shares issued in

  consideration of consulting

  and financing services

  (note 6(a))

Fair value of warrants

  issued to unrelated parties

  for services (note 6(c))

Fair value of stock

  purchase options issued to

  unrelated parties for

  services (note 6(b))

Relative fair value of

  warrants issued to

  investors in conjunction

  with 4% senior

  subordinated convertible

  debentures (note 5)

Intrinsic value of beneficial

  conversion feature on 4%

  convertible debentures

  issued to unrelated parties

  (note 5)

Net loss and

  comprehensive loss

	422,900 – – – – –	423 – – – – –	230,448 2,896,042 597,102 355,186 244,814 –	– – – – – –	– – – – – (3,001,900)	– – – – – –	– – – – – –	230,871 2,896,042 597,102 355,186 244,814 (3,001,900)

Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$(49,738)	$ 1,781,087

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002 and the period from August 3, 1999 to December 31, 2003

(In U.S. dollars)

_______________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2003

2002

2003

_______________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(3,001,900)

$

(906,841)

$

(9,033,066)

Items not involving cash:

Depreciation of property and equipment

4,333

281

194,602

Non-cash consulting fees (note 6)

1,286,461

71,775

1,488,236

Non-cash interest expense

59,824

48,185

233,124

Write-off of prepaid services

174,375

–

174,375

Currency translation adjustment on liquidation

   of investment in foreign subsidiary

–

(26,212)

(26,212)

Gain on sale of property and equipment

–

–

(7,442)

Gain on extinguishment of debt

–

–

(291,507)

Write-off of accounts receivable

–

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

Change in non-cash operating working
capital (note 10)

521,651

49,713

2,329,355

_______________________________________________________________________________________

Net cash used in operating activities

(955,256)

(763,099)

(4,872,569)

Cash flows from investing activities:

Purchase of property and equipment

(3,674)

(10,106)

(323,520)

Proceeds on sale of property and equipment

–

–

176,890

Cash pledged as collateral for operating lease

–

–

(21,926)

_______________________________________________________________________________________

Net cash used in investing activities

(3,674)

(10,106)

(168,556)

Cash flows from financing activities:

Issuance of promissory notes

803,203

929,151

3,108,731

Issuance of 4% senior subordinated

   convertible debentures (note 5)

600,000

–

600,000

Debt issuance costs

(54,500)

–

(54,500)

Repayment of promissory notes

–

–

(16,000)

Increase in due from related party

–

–

12,575

Issuance of common stock

–

–

2,030,000

Share issuance costs

–

–

(96,750)

Acquisition of common stock

–

–

(49,738)

_______________________________________________________________________________________

Net cash provided by financing activities

1,348,703

929,151

5,534,318

Effects of exchange rates on cash and cash equivalents

–

–

18,431

_______________________________________________________________________________________

Net increase in cash and cash equivalents

389,773

155,946

511,624

Cash and cash equivalents, beginning of period

156,650

704

34,799

_______________________________________________________________________________________

Cash and cash equivalents, end of period

$

546,423

$

156,650

$

546,423

================================================================================

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

1.

General:

Validian Corporation (the “Corporation”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Corporation underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Corporation have been devoted to the development of a high speed, highly secure method of transacting business using the internet, and to marketing initiatives designed to position the company within the marketplace.  Prior to August 3, 1999, the Corporation provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet.  As the Corporation commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

2.

Summary of significant accounting policies:

(a)

Principles of consolidation:

The consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

(b)

Cash and cash equivalents:

Cash and cash equivalents include liquid investments with original maturity dates of three months or less.

(c)

Property and equipment:

Property and equipment held is stated at cost less accumulated depreciation, and includes computer hardware and software as well as furniture and equipment, which are depreciated on a straight-line basis over their estimated useful lives of three years.

(d)

Deferred financing costs:

Deferring financing costs represent the costs associated with arranging the 4% senior subordinated convertible debenture financing.  The costs will be amortized over the two year term of the debentures.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(e)

Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date. These costs will be charged to expenses as the services are rendered.  If circumstances arise which would indicate that the services will not be performed in the future, these deferred consulting fees will be charged to operations immediately.

(f)

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

(g)

Research and development:

Costs related to research, design and development of software products are charged to research and development expenses as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers, and is generating significant revenue.

(h)

Foreign currency translation:

The reporting currency for the financial statements of the Corporation is the United States dollar.  The functional currency for the Corporation’s wholly-owned subsidiary, Evolusys S.A., is the Swiss franc.  Prior to 2002, the subsidiary’s assets and liabilities were translated into U.S. dollars at the exchange rates applicable at the end of the reporting period.  The statements of operations and cash flows were translated at the average monthly exchange rates during the year.  The resulting translation gains or losses were accumulated as a separate component of stockholders’ deficiency.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(h)

Foreign currency translation (continued):

During 2002, Evolusys S.A. became an inactive subsidiary of the Corporation.  As a result, it was reclassified as an integrated foreign operation and the temporal method was adopted commencing in the period of the change.  As a result, the currency translation adjustment account was realized and has been reported in other income.  The translated amounts for non-monetary items at the end of the prior period have become the historical basis for those items in the period of the change and subsequent periods.  The resulting foreign exchange gains or losses for monetary items were included in the statement of operations.

(i)

Stock-based compensation:

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended, for employee stock option grants.

During 2003 and 2002, no options were granted to employees and therefore the Corporation’s pro forma net loss and pro forma basic and diluted net loss per common share equal the net loss and basic and diluted net loss per common share recorded in the consolidated statements of operations.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(j)

Impairment or disposal of long-lived assets:

The Corporation accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

3.

Property and equipment:

2003

Accumulated

Net book

Cost

depreciation

value

_____________________________________________________________________________________________

Computer hardware and software

$

12,741

$

4,527

$

8,214

Furniture and equipment

1,039

87

952

_____________________________________________________________________________________________

$

13,780

$

4,614

$

9,166

=======================================================================================

2002

Accumulated

Net book

Cost

depreciation

value

_____________________________________________________________________________________________

Computer hardware and software

$

10,106

$

281

$

9,825

=======================================================================================

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

4.

Promissory notes payable:

2003

2002

_____________________________________________________________________________________________

Promissory notes payable, bearing interest at 12%,

   due on demand, unsecured

$

466,285

$

542,151

Promissory notes payable, bearing interest at 5%, maturing

   on October 7, 2003, convertible into common shares at

   any time, unsecured

–

500,000

_____________________________________________________________________________________________

$

466,285

$

1,042,151

=======================================================================================

Under the terms of the 5% promissory notes, the Holder was entitled to, at any time, convert all or part of the outstanding principal and accrued interest into common stock at the lesser of (i) the ratio of one common share for each $0.33 of obligation converted; or (ii) the ratio of shares with a value equal to the price per share at which common shares have last been issued to a third party dealing at arms length with the Corporation.  During the year ended December 31, 2003, the Holder exercised the conversion feature, and converted a total of $500,000 in principal and $15,959 in accrued interest, which was included in accounts payable and accrued liabilities, into 1,563,512 common shares of the Corporation (note 6(a)).

During the year ended December 31, 2003, the Corporation issued an additional $803,203 12% promissory notes.  The Corporation also settled 12% promissory notes in the amount of $864,151, plus accrued interest of $77,454, which was included in accounts payable and accrued liabilities, through the issuance of 2,853,350 common shares of the Corporation (note 6(a)), and transferred assets valued at $14,918 to the Holder of the 12% promissory notes, which amount was applied against the principal outstanding on the notes.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

5.

4% Senior subordinated convertible debentures:

On December 30, 2003 the Corporation issued $600,000 in 4% senior subordinated convertible debentures, which mature on December 31, 2005.  Under the terms of the debentures, the holder may, at any time, convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.50 of debt converted.  At maturity, any principal plus accrued interest which has not been converted into common stock by the holder, may be repaid by the Corporation, at its option, either in cash or in common shares of the Corporation, at a ratio of one common share for each $0.50 of debt outstanding.  The conversion ratio will change if the price of future equity issuances is below $0.50.

Holders of the debentures were also granted 420,000 Series H warrants to purchase common stock of the Corporation (note 6(c)), at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $355,186, representing the relative fair value of the Series H warrants at the issuance date, has been allocated to the warrants and recorded as additional paid-in capital. This amount will be accreted to debentures payable through periodic charges to interest expense over the two-year term of the debentures.

At the date of issuance, the conversion feature of the debentures was in-the-money.  The intrinsic value of this beneficial conversion feature was $244,814.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount has been recorded as additional paid-in capital and will be accreted to debentures payable through periodic charges to interest expense over the two-year term of the debentures.

The following table sets forth the financial statement presentation of the proceeds of the debentures:

2003

2002

_____________________________________________________________________________________________

Proceeds 4% senior subordinated convertible debentures

$

600,000

$

–

Allocated to additional paid-in capital for:

420,000 Series H warrants

(355,186)

–

Beneficial conversion feature

(244,814)

–

_____________________________________________________________________________________________

$

–

$

–

=======================================================================================

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

6.

Stockholders’ equity (deficiency):

(a)

Common stock:

During the year ended December 31, 2003 the Corporation issued 110,400 shares of its common stock, valued at $84,621, to unrelated companies in consideration for consulting services rendered prior to December 31, 2003.  In addition, the Corporation issued 300,000 shares of its common stock, valued at $135,000 to an unrelated company in consideration for consulting services rendered and to be rendered.  As at December 31, 2003, the Corporation had received consulting services valued at $33,750 from this company.   In relation to these transactions, an expense of $118,371 has been included in selling, general and administrative expenses for the year ended December 31, 2003.  The remaining $101,250 is recorded as a prepaid expense, to be expensed over the remaining twelve months of the contract to which the cost applies.

In connection with the issuance of the 4% senior convertible debentures (note 5), the Corporation issued 12,500 shares of its common stock, valued at $11,250, to an unrelated company in consideration of financing fees, which has been included in deferred financing costs, to be expensed over the two years remaining to maturity of the debentures.

In addition, the Corporation issued 4,416,862 common shares in connection with the conversion of the 5% promissory notes and the settlement of the 12% promissory notes (note 4).

(b)

Stock options:

During the year ended December 31, 2003, the Corporation granted 3,912,302 stock options to non-employees in consideration for consulting services rendered.  These stock options entitle the holders to purchase 3,912,302 common shares at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008.  An expense of $93,098 and $504,004 has been included in research and development and selling, general and administrative, respectively, which reflects the fair value of the options.  The expense was calculated using the Black Scholes option-pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.64%; expected volatility of 139%; and expected life of 5 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

6.

Stockholders’ equity (deficiency) (continued):

(c)

Warrants:

During 1999, the Corporation issued 340,000 Series B warrants to directors, officers and employees and 390,000 Series B warrants to an unrelated party to purchase a total of 730,000 common shares at an exercise price of $3 per share.  The Series B warrants are exercisable at any time and expire December 31, 2004.  During 2003, 390,000 of the Series B warrants issued to an unrelated party were cancelled in exchange for the issuance of 400,000 Series F warrants.  In addition, 20,000 of the Series B warrants issued to an employee and 500,000 of the Series D warrants issued to an employee were cancelled during 2003.  At December 31, 2003, there are 320,000 Series B warrants outstanding.

During 2001, the Corporation issued 2,650,000 Series D warrants.  The Series D warrants entitled the holders to purchase a total of 2,650,000 common shares at an exercise price of $1.00 per share.  During 2003, 500,000 Series D warrants together with 20,000 Series B warrants were cancelled in exchange for 520,000 Series E warrants.  The remaining 2,150,000 Series D warrants were cancelled during 2003.

During the year ended December 31, 2003, the Corporation issued 2,155,000 Series E warrants to non-employees in consideration for consulting services rendered.  The Series E warrants entitle the holders to purchase a total of 2,155,000 common shares at an exercise price of $0.33 per share, are exercisable at any time, and expire on December 31, 2007.  Expenses of $242,718 and $77,195 have been included in research and development and selling, general and administrative, respectively, representing the fair value of the Series E warrants issued.  The expenses were calculated using the Black Scholes option-pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.3%; expected volatility of 139%; and an expected life of 4.58 years.

In addition, during the year ended December 31, 2003, the Corporation issued 7,600,000 Series F warrants to an unrelated company in consideration for consulting services rendered and to be rendered, and 400,000 Series F warrants in exchange for the cancellation of 390,000 Series B warrants originally issued in 1999.  The Series F warrants entitle the holders to purchase a total of 8,000,000 common shares of the Corporation at an exercise price of $0.50 per share, and are exercisable at any time.  4,000,000 of the Series F warrants expire on May 31, 2007, and 4,000,000 of the Series F warrants expire on December 31, 2007.  $177,986, representing the fair value of the Series F warrants issued in exchange for consulting services rendered to December 31, 2003, has been included in selling, general and administrative expenses.  The fair value of the Series F warrants issued in exchange for consulting services is $1,837,205.  $443,332 of this amount has been included in prepaid expenses and $1,393,873 in deferred consulting services.  The amounts will be charged to expense as the services are rendered over the next 53 months.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

6.

Stockholders’ equity (deficiency) (continued):

(c)

Warrants (continued):

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

During the year ended December 31, 2003, the Corporation also issued 400,000 Series G warrants to an unrelated company in consideration for consulting services rendered and to be rendered.  The Series G warrants entitle the holders to purchase a total of 400,000 common shares of the Corporation at an exercise price of $0.75 per share, are exercisable at any time, and expire on September 3, 2005. $28,216, representing the fair value of the Series G warrants issued in exchange for investor relations services rendered to December 31, 2003, has been included in selling, general and administrative expenses, and $84,649, representing the fair value of the Series G warrants issued in exchange for investor relations services to be rendered, has been included in prepaid expenses and will be charged to expense as the services are rendered over the next 12 months.  The fair value of the Series G warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.86%; expected volatility of 147%, and an expected life of 2 years.

In connection with the placement of the 4% senior subordinated convertible debentures (note 5), the Corporation issued 900,000 Series H warrants, as follows: 480,000 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 420,000 Series H warrants were issued to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 900,000 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  The exercise price will change if the price of future equity issuances is below $0.50.  $403,200, representing the fair value of the Series H warrants issued in relation to financing services, has been included in deferred financing costs, and will be charged to expense over the two-year term of the debentures.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

6.

Stockholders’ equity (deficiency) (continued):

(c)

Warrants (continued):

As noted in note 5, $355,186, representing the relative fair value of the Series H warrants issued to the debenture holders, has been charged to additional paid-in capital.  The fair value of the Series H warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.44%; expected volatility of 191%, and an expected life of 3 years.

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years 2003 and 2002.

2003

2002

_____________________________________________________________________________________________

Selling, general and administrative

$

950,645

$

71,775

Research and development

335,816

–

_____________________________________________________________________________________________

Total stock-based compensation included in expenses

$

1,286,461

$

71,775

=======================================================================================

7.

Net loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2003 and 2002, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

2003

2002

_____________________________________________________________________________________________

Stock options

3,912,302

–

Series B stock purchase warrants

320,000

730,000

Series D stock purchase warrants

–

2,650,000

Series E stock purchase warrants

2,155,000

–

Series F stock purchase warrants

8,000,000

–

Series G stock purchase warrants

400,000

–

Series H stock purchase warrants

900,000

–

_____________________________________________________________________________________________

8.

Financial instruments:

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and promissory notes payable approximates fair value due to the short term to maturity of these instruments.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

9.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

2003

2002

_____________________________________________________________________________________________

Deferred tax asset:

Net operating loss carryforwards

$

1,873,000

$

845,000

Capital loss carryforwards

1,050,000

1,050,000

Financing fees

20,000

28,000

_____________________________________________________________________________________________

Total gross deferred tax asset

2,943,000

1,923,000

Valuation allowance

2,943,000

1,923,000

_____________________________________________________________________________________________

Net deferred taxes

$

–

$

–

=======================================================================================

Income tax expense attributable to loss before income taxes was $Nil (2002 - $Nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2002 - 34%) to the net loss as a result of the following:

2003

2002

_____________________________________________________________________________________________

Expected tax rate

34%

34%

Expected tax recovery applied to net

   loss before income taxes

$

(1,020,646)

$

(308,326)

Increase (decrease) in taxes resulting from:

Change in valuation allowance

1,020,000

308,000

Other

646

326

_____________________________________________________________________________________________

$

–

$

–

=======================================================================================

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

9.

Income taxes (continued):

The Corporation has net operating losses of $5,510,000 (2002 - $2,484,000) which are available to reduce U.S. taxable income and which expire as follows:

2019

$

391,000

2020

675,000

2021

521,000

2022

897,000

2023

3,026,000

_____________________________________________________________________________________________

$

5,510,000

=======================================================================================

10.

Change in non-cash operating working capital:

2003

2002

_____________________________________________________________________________________________

Prepaid expenses

$

19,563

$

(40,197)

Accounts payable

449,884

70,112

Accrued liabilities

52,204

19,798

_____________________________________________________________________________________________

$

521,651

$

49,713

=======================================================================================

11.   Subsequent events:

(a)

Issuance of 4% senior subordinated convertible debentures:

On January 26 and January 30, 2004, the Corporation issued $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which mature on December 31, 2005 and have terms similar to those issued on December 30, 2003.

In connection with the placement of these debentures, the Corporation issued 30,000 common shares, and 847,500 Series H warrants, to unrelated parties, as partial consideration for financing services rendered in connection with the placement of the debentures.  The Corporation issued a further 980,000 Series H warrants to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Corporation at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.

(b)

Conversion of 12% promissory notes payable:

On January 31, 2004, the Corporation settled 12% promissory notes in the amount of $169,964, plus accrued interest of $10,036, through the issuance of 360,000 common shares of the Corporation.

VALIDIAN CORPORATION

 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

(In U.S. dollars)

_____________________________________________________________________________________________

11.   Subsequent events (continued):

(c)  Issuance of common shares:

During January and February 2004, the Corporation issued 20,000 common shares to an unrelated company in consideration for consulting services rendered.

On March 8, 2004, the Corporation completed a private placement for 6,666,666 common shares, for proceeds of $6,000,000.  Investors participating in this placement received a total of 3,333,333 Series I warrants, which entitle the holders to purchase 3,333,333 common shares of the Corporation at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.

In connection with this transaction, the Corporation also issued 180,000 Series I warrants to an unrelated party as partial consideration for financing services rendered in connection with the placement of the shares.

(d)  Cancellation of warrants:

On February 27, 2004, the Corporation cancelled 4,000,000 of the Series F warrants, resulting in the write-off of prepaid services and deferred consulting services of $322,493 and $1,048,100 respectively as at February 17, 2004.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

Item 8A.  Controls and Procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Dr. André Maisonneuve

62

Director, Chairman, President and

Chief Executive Officer

André Maisonneuve has been a Director, Chairman, President, and Chief Executive Officer since January 2002, and in addition to these positions was Chief Financial Officer and Secretary from January 2002 until February 2004.  Prior to this, he was Director, Executive Vice President and Secretary from July 2001 until January 2002. He oversees key management and strategic decisions as well as marketing and sales activities, and interacts with major customers and suppliers to define the marketing and development strategies, focusing on customers’ requirements. He has over 30 years of experience in launching and managing information technology companies, both private and public. Prior to co-founding Validian in 1999, from 1998 to 1999, he was Executive Vice President with Chataqua Inc., a computer based learning company. From 1995 to 1998, he was Director General of CESAM, a multi media industry consortium. From 1990 to 1995, he was Chairman of ADGA Inc., a software developer for computer based learning. From 1987 to 1990, he was Chief Executive Officer of Telemus Electronics, a defense-electronics company selling core technology and products to the U.S. Navy and large defense contractors such as Lockheed Martin, Teledyne Technologies and Ericsson. From 1985 to 1987, he was an Executive Vice President at ACDS, where he was instrumental in implementing an international distribution network for a publicly held spatial-database company, where customers included EDS, Atlanta Gas and IBM. From 1970 to 1985, he founded and managed CEGIR, an international information-technology and management-consulting company with customers in 14 countries and links with the major international development banks.  He has a Ph.D. in Engineering and is a graduate of Harvard Graduate Business School.

Bruce I. Benn

50

Director,  Executive Vice President and

Secretary

Bruce Benn founded the Company in 1999 and has been a Director, Executive Vice President and Secretary since February 2004.  He oversees all aspects of corporate finance and has been principally responsible for arranging the $16 million of capital investment for the Company from 1999 to date. Since 1989, he is the President, Director and co-founder of Capital House, a boutique investment bank that has provided and /or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until it was sold to Comstock Resources Inc. in 2001 for over $120 million. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

Ronald I. Benn

49

Director, Chief Financial Officer and

Treasurer

Ron Benn was appointed a Director, Chief Financial Officer and Treasurer in February 2004. He is a co-founder, Officer and Director of Capital House since 1989.  He was recently Chief Financial Officer of Coast Software, a position he held since September 2000 and where he was directly involved in raising more than $7 million in capital. Since 1995, he also has been a Director of Telemus Electronics. From 1995 until 2000 he was Chief Financial Officer of DevX Energy, Inc., a publicly traded company on the NASDAQ exchange. He has 21 years' experience in senior finance positions, having begun his career in 1980 with Clarkson Gordon (now Ernst & Young) in the audit department. He holds a Chartered Accountant designation with the Institute of Chartered Accountants of Ontario (1982), and bachelor of commerce and bachelor of science degrees. Ron Benn is the brother of Bruce Benn.

Henrik Olsen

41

Chief Technology Officer

Henrik Olsen is the Chief Technology Officer and the main architect of the Company’s technology and Intellectual Property. He has 15 years experience in project management and system design in the IT industry.  He has designed and implemented many sophisticated applications, including a private trading platform for the Japanese warrant market and a dynamic charting and statistics supply chain management system.  He managed the Swiss nodes of data network for Telecom Italia and implemented a number of LAN/WAN networks for large customers.  He has a B.Sc. from the University of Geneva.

Steve Brown

45

Vice President, Sales

Steve Brown is the Vice President of Sales, overseeing the sales team and the development and operation of channel sales, and direct sales for reference accounts.  He has over 20 years sales and sales management experience with Xerox, Canon, Sterling Software, and JetForm Corporation(acquired by Adobe Software).  His experience includes Director and V.P. Sales roles for a North American security infrastructure software developer, KyberPass Corporation, where he was responsible for the design, execution and management of the sales model for Fortune 100 companies, Government, OEM/ASPs and Tier 1 Systems Integrators.  He has a B.Comm. (Honours) from Queens University.

Tom Weishaar                         54

Vice President, Business

Development

Tom Weishaar is the Vice President, Business Development and brings more than 20 years of strategic sales and business development experience.  He is responsible for creating strategic partnerships and developing the European market.  As Vice President of Strategic Business Development at KyberPass Corporation, he helped position the company to compete against global market leaders, cultivated key strategic business partnerships and pioneered the company’s European expansion.  He co-founded Trekware Corporation, a mobile computing software/hardware company that sold more than 80,000 licenses of the first vector based mapping application for the Palm platform.  He negotiated a major OEM deal with a division of Sony to license the product and invented the first full sized folding keyboard for the Palm Pilot.  As Director of Global Business Development at Jetform Corporation (acquired by Adobe Software), he negotiated multiple million-dollar OEM agreements with companies such as IBM, Fujitsu/ICL and Sun Microsystems, Egghead Software and Metriplex Corporation.

Each of our officers serves a term of one year or until his successor is appointed.

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee.  As such, our board has not yet appointed an audit committee financial expert.  At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2003, with the exception of one late Form 4 filed by Andre Maisonneuve to report the grant of certain options.

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and one additional executive officer whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table

Annual Compensation					Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compensa- tion
Maisonneuve, André Director, Chairman, President and Chief Executive Officer *	2003 2002 2001	79,500 70,375 45,000	0 0	0 0	0 0	230,578 0	0 0	0 0
Weishaar, Tom Vice President - Business Development	2003	110,000	0	0	0	153,383	0	0

*   Became Director, Executive Vice President and Secretary in July, 2001.  In   addition, Mr. Maisonneuve served as Chairman, President, Chief Executive Officer, and Chief Financial Officer from January, 2002 to February, 2004.

The following table sets forth information with respect to those executive officers listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Maisonneuve, André	1,005,000	26%	$0.33	May 7, 2008
Weishaar, Tom	1,005,000	26%	$0.33	May 7, 2008

(1)  All options are exercisable immediately.

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/ Unexercisable
Maisonneuve, André	0	0	1,005,000/0	$623,100/0
Weishaar, Tom	0	0	1,005,000/0	$623,100/0

(1)  Calculated based on $0.95 per share of common stock, the closing bid price of our common stock on December 31, 2003.

The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

Long-Term Incentive Plans – Awards In Last Fiscal Year

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts under Non-Stock Price Based Plans.
(a)	(b)	(c)	Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)
	0	0	0	0	0

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is no employment agreement between us and our executive officers.  See “Part 1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 16, 2004, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

  Number of Shares

  of Common Stock

  Beneficial Owner

Beneficially Owned

Outstanding  (1)

Bruce Benn* (2) (7) (8)

3,050,000

10.9%

Waycross Corp.  (3)

3,400,000

12.1%

29 Rue des Deux Communes

1226 Thonex-Geneva

Switzerland

Valdosta Corp. (2)

3,400,000

12.1%

P.O. Box 30592

Cayside, 2nd Floor, Harbour Drive

Georgetown, Grand Cayman

Cayman Islands, BWI

Echo Technologies S.A. (4)

2,183,788

7.5%

Rte. de St. Cergue

297-1260 Nyon-Switzerland

Henrik Olsen*(4)

2,183,788

7.5%

André Maisonneuve* (5)

1,635,000

5.6%

Tom Weishaar* (6)

1,005,000

   3.5%

Ron Benn* (7)

 550,000

2.0%

All Executive Officers and Directors

 As a Group

9,511,090 (8)

28.3%

__________________________________________________________________________________________________________

*Executive Officer and/or a Director.

(1)

Based upon 27,644,214 shares of common stock issued and outstanding as of March 16, 2004 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)

Valdosta Corp. is a portfolio management corporation incorporated under the laws of the Cayman Islands. Bruce Benn has a beneficial interest in 2,650,000 of the shares owned of record by Valdosta Corporation. Accordingly, 2,650,000 shares of the 3,400,000 shares owned of record by Valdosta Corporation have been included as beneficially owned by him.

(3)

Waycross Corp. is a portfolio management corporation incorporated under the laws of the Cayman Islands.

(4)

Echo Technologies S.A. is a technology company incorporated under the laws of Switzerland. Includes 548,788 shares of common stock and 1,635,000 shares of common stock issuable upon exercise of warrants owned by Echo Technologies S.A. Henrik Olsen has a beneficial interest in a portion of the shares of Echo Technologies S.A. Accordingly, the 548,788 shares and 1,635,000 warrants owned of record by Echo technologies S.A. have been included as beneficially owned by him.

(5)

Includes 1,525,000 shares of common stock issuable to André Maisonneuve upon exercise of the options and warrants owned by him.

(6)

Includes 1,005,000 shares of common stock issuable to Tom Weishaar upon exercise of the options owned by him.

(7)

Capital House Corporation is incorporated under the laws of Canada. Includes 400,000 shares of common stock issuable to Capital House Corporation upon exercise of the warrants owned by it. Bruce Benn and Ron Benn each has a beneficial interest in the shares of Capital House Corporation, and in 100,000 warrants owned of record by Capital House Corporation. Accordingly 100,000 warrants owned of record by Capital House Corporation have been included as beneficially owned by each of them.  Bruce Benn and Ron Benn are brothers.

(8)

Includes (a) 2,650,000 shares owned of record by Valdosta Corporation, (b) 100,000 shares of common stock issuable pursuant to warrants held of record by Capital House Corporation, and (c) 300,000 shares issuable upon exercise of warrants held directly by Bruce Benn.  See footnotes (2) and (7).

Item 12.  Certain Relationships and Related Transactions.

Henrik Olsen became an officer of the Company in February 2004.  Henrik Olsen has a beneficial interest in Echo Technologies S.A., which is a contractual developer of the Company for the purpose of paying wages and of holding warrants for personnel in Europe.

During the year ended December 31, 2003, there were no related party transactions. During the year ended December 31, 2002, there were no related party transactions.

Item 13.

  Exhibits and Reports on Form 8-K.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation
3.2	Articles of Incorporation of Sochrys Technologies Inc. (1)
3.3	By-Laws (2)
3.4	Amendment to By-Laws
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants
4.3	Form of Class F Warrants
4.4	Form of Class G Warrants
4.5	Form of Class H Warrants
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note
4.8	Form of 4% Convertible Debenture
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3	Validian Corporation Incentive Equity Plan (4) *
10.4

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto

10.5	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

(1)

Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on October 10, 2000 and incorporated herein by reference.

(2)

Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999 and incorporated herein by reference.

(3)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on March 8, 2004 and incorporated herein by reference.

(4)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on June 17, 2003 and incorporated herein by reference.

*      Denotes management contract.

Reports on Form 8-K

We did not file any reports on Form 8-K with the Commission during the last quarter of the fiscal year ended December 31, 2003.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14.

  Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2003 fiscal year	Fees billed for 2002 fiscal year
Audit fees	$ 14,326	$ 8,284
Audit-related fees	$ 14,350	$ 5,257

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

Audit-related fees were incurred in relation to our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:

/s/   André Maisonneuve

André Maisonneuve

President, and Chief Executive Officer

Dated: March 29, 2004.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   André Maisonneuve

André Maisonneuve

President, Chief Executive Officer and Director

(principal executive officer)

Dated: March 29, 2004.

/s/   Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and Director

(principal financial officer)

Dated:  March 29, 2004

/s/   Bruce Benn

Bruce Benn

Executive Vice President, Secretary and Director

Dated:  March 29, 2004

Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation
3.2	Articles of Incorporation of Sochrys Technologies Inc. (1)
3.3	By-Laws (2)
3.4	Amendment to By-Laws
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants
4.3	Form of Class F Warrants
4.4	Form of Class G Warrants
4.5	Form of Class H Warrants
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note
4.8	Form of 4% Convertible Debenture
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3	Validian Corporation Incentive Equity Plan (4)
10.4

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto

10.5	Registration Rights Agreement, dated as of December 30, 2003 by and between the Company and each entity named on the signature page thereto
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

(1)

Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on October 10, 2000 and incorporated herein by reference.

(2)

Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999 and incorporated herein by reference.

(3)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on March 8, 2004 and incorporated herein by reference.

(4)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commissioner on June 17, 2003 and incorporated herein by reference.