Form 10QSB
period 2004-03-31
VALIDIAN CORP
filed 2004-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-QSB

_________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

EXCHANGE ACT

Commission File No. 000-28423

VALIDIAN CORPORATION

 (Exact name of small business issuer as specified in its charter)

              NEVADA

       58-2541997

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

    Identification No.)

30 Metcalfe Street, Ottawa, Ontario, Canada  K1P 5L4

(Address of principal executive offices)

Issuer’s telephone number:  613-230-7211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

27,664,214 Shares of the issuer’s Common Stock were outstanding as of May 20 , 2004

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
Assets		
Current assets:		
Cash and cash equivalents	$ 6,414,111	$ 546,423
Prepaid expenses	342,687	635,960
	6,756,798	1,182,383
Property and equipment (note 2)	21,445	9,166
Deferred financing costs	1,309,609	491,450
Deferred consulting services	261,815	1,393,873
Total assets	$ 8,349,667	$3,076,872
Liabilities and Stockholders' Equity		
Current liabilities:		
Accounts payable and accrued liabilities	$ 687,975	$ 829,500
Promissory notes payable (note 3)	296,321	466,285
Total current liabilities	984,296	1,295,785
4% Senior subordinated convertible debentures (note 4)	141,869	--
Total liabilities	1,126,165	1,295,785
Stockholders' Equity:		
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 27,654,214 and 20,567,548 shares at March 31, 2004 and December 31, 2003, respectively.)	27,652	20,566
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued and outstanding Nil shares at March 31, 2004 and at December 31, 2003)	--	--
Additional paid in capital	18,959,182	10,822,021
Deficit accumulated during the development stage	(11,734,898)	(9,033,066)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2004 and December 31, 2003, at cost)	(49,738)	(49,738)
Total stockholders' equity	7,223,502	1,781,087
Commitments (note 7)		
Total liabilities and stockholders' equity	$8,349,667	$3,076,872

2

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

And for the Period from August 3, 1999 to March 31, 2004

(Unaudited)

			Period from August 3, 1999 to March 31, 2004 (note 1)
	2004	2003

Operating expenses (income):
Selling, general and administrative	$578,241	$ 254,170	$4,789,640
Research and development	222,299	163,144	4,656,201
Interest and financing costs	320,497	23,456	550,540
Other	10,337	(29)	32,065
Amortization	1,864	1,062	196,466
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services (note 5(b) )	322,494	--	496,869
Write-off of deferred consulting services (note 5(b) )	1,048,100	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Loss (gain) on extinguishments of debt	198,000	--	(93,507)
	2,701,832	441,803	11,734,898

Net loss	$(2,701,832)	$(441,803)	$(11,734,898)

Loss per share – basic and diluted (note 6)	$(0.12)	$(0.03)

Weighted average number of common shares outstanding during period	22,599,196	15,732,230

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

And for the Period from August 3, 1999 to March 31, 2004

(Unaudited)

	Three Months Ended March 31, 2004 2003		Period from August 3, 1999 to March 31, 2004 (note 1)
Cash flows from operating activities:
Net loss	$ (2,701,832)	$(441,803)	$(11,734,898)
Adjustments to reconcile net loss to net cash used in Operating activities:
Amortization of property and equipment	1,864	1,062	196,466
Non-cash compensation expense	163,933	2,000	1,652,169
Non-cash interest and financing expense	320,497	23,456	553,621
Write-off of prepaid services	322,494	--	496,869
Write-off of deferred consulting services	1,048,100	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	198,000	--	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	--	--	(16,715)
Prepaid expenses	(75,695)	8,365	(96,464)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	(251,677)	129,138	2,120,340
Net cash used in operating activities	(974,316)	(277,782)	(5,846,885)

Cash flows from investing activities:
Additions to property and equipment	(14,144)	(2,636)	(337,664)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(14,144)	(2,636)	(182,700)

Cash flows from financing activities:
Increase in due from related party	--	--	12,575
Issuance of common shares	6,000,000	--	8,030,000
Share issuance costs	(420,000)	--	(516,750)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	125,000	3,108,731
Issuance of 4% senior subordinated convertible debentures	1,400,000	--	2,000,000
Debt issuance costs	(123,852)		(178,352)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by financing activities	6,856,148	125,000	12,390,466

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	5,867,688	(155,418)	6,379,312

Cash and cash equivalents:
Beginning of period	546,423	156,650	34,799
End of period	$6,414,111	$ 1,232	$6,414,111

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2004. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2003.

2.  Significant accounting policies:

(a)  Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer  hardware and software, and furniture and equipment.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware, furniture and equipment:  3 years; computer software:  1 year.

 (b)  Stock based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.  During the three months ended March 31, 2004 and 2003, no options were granted to employees.  Furthermore, there are no expenses on a fair value basis to be recognized in these quarterly periods as a result of previous option grants.  As such, the pro forma net loss and basic and diluted net loss per share as calculated in accordance with SFAS 123 are equal to the net loss reported in the consolidated condensed statement of operations for both the three months ended March 31, 2004 and 2003.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

3.  Promissory Notes Payable

	March 31, 2004	December 31, 2004
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 466,285

During the three months ended March 31, 2004, the Company settled promissory notes in the amount of $169,964, plus accrued interest of  $10,036, which was included in accounts payable and accrued liabilities, through the issuance of 360,000 common shares of the Company (note 5(a) ). In connection with this transaction, the Company recorded a loss on the extinguishment of debt of $198,000.

4.  4% Senior Subordinated Convertible Debentures

On January 26 and January 30, 2004 the Company issued $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which mature on December 31, 2005.  Under the terms of the debentures, the holder may, at any time, convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.50 of debt converted.  At maturity, any principal plus accrued interest which has not been converted into common stock by the holder, may be repaid by the Company, at its option, either in cash or in common shares of the Company, at a ratio of one common share for each $0.50 of debt outstanding.  The conversion ratio will change if the price of future equity issuances is below $0.50.

Holders of the debentures were also granted 980,000 Series H warrants to purchase common stock of the Company (note 5(b)), at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $861,522, representing the relative fair value of the Series H warrants at the issuance date, has been allocated to the warrants and recorded as additional paid-in capital. This amount is being accreted to debentures payable through periodic charges to interest expense over the term of the debentures.

At the date of issuance, the conversion feature of the debentures was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $538,478.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount has been recorded as additional paid-in capital and is being accreted to debentures payable through periodic charges to interest expense over the term of the debentures.

The following table sets forth the financial statement presentation of the proceeds of the debentures issued during the three months ended March 31, 2004:

Proceeds 4% senior subordinated convertible debentures	$1,400,000
Allocated to additional paid-in capital for:
980,000 Series H warrants	(861,522)
Beneficial conversion feature	(538,478)
--

During the three months ended March 31, 2004, the Company recorded accretion to debentures payable of the fair value of Series H warrants and the beneficial conversion feature totaling $141,869, as a charge to interest expense.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

5.  Stockholders’ Equity

a)  Common stock transactions

On March 8, 2004, the Company completed a private placement for 6,666,666 common shares and 3,333,333 Series I warrants (note 5 (b)), for proceeds of $6,000,000.  Share issuance costs of $747,591 , of which $240,289 was incurred through the issuance of Series I warrants , were incurred with respect to the private placement .  Cash payments of $ 420,000 were made during the three months ended March 31, 2004.

During the three months ended March 31, 2004 the Company issued 30,000 shares of its common stock, valued at $33,500, to an unrelated company in consideration for consulting services rendered prior to March 31, 2004.

In connection with the issuance of the 4% senior convertible debentures (note 4), the Company issued 30,000 shares of its common stock, valued at $30,300, to an unrelated company in consideration of financing fees, which has been included in deferred financing costs and is being expensed on a straight-line basis over the term to maturity of the debentures.

In addition, the Company issued 360,000 common shares in connection with the settlement of the 12% promissory notes (Note 3).

b)  Transactions involving stock purchase warrants

In connection with the placement of the 4% senior subordinated convertible debentures (note 4), the Company issued 1,827,500 Series H warrants, as follows: 847,500 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 980,000 Series H warrants were issued to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  The exercise price will change if the price of future equity issuances is below $0.50.  $808,950, representing the fair value of the Series H warrants issued in relation to financing services, has been included in deferred financing costs, and is being charged to expense on a straight-line basis over the term of the debentures.

As stated in note 4, $861,522, representing the relative fair value of the Series H warrants issued to the debenture holders, has been charged to additional paid-in capital.  The fair value of the Series H warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.28%; expected volatility of 189%, and an expected life of 3 years.

In connection with the private placement of 6,666,666 common shares of the Company (note 5 (a)), the Company issued a total of 3,513,333 Series I warrants, as follows: 3,333,333 Series I warrants were issued to the investors in the private placement; and 180,000 Series I warrants were issued to an unrelated party in consideration for financing services rendered in connection with the private placement.  The Series I warrants entitle the holders to purchase a total of 3,513,333 common shares of the Company at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.  The exercise price will change if the price of future equity issuances is below $0.90.  The fair value of the Series I warrants issued in relation to financing services is $240,289, calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.74%; expected volatility of 177%, and an expected life of 5 years.

During the three months ended March 31, 2004, 4,000,000 of the Series F warrants were cancelled in consideration for the termination of a long-term service agreement, resulting in the write-off of prepaid services and deferred consulting services of $322,494 and $1,048,100, respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

6.  Loss per share:

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	March 31, 2004	March 31, 2003
Stock options	3,912,302	--
Series B stock purchase warrants	320,000	730,000
Series D stock purchase warrants	--	2,650,000
Series E stock purchase warrants	2,155,000	--
Series F stock purchase warrants	4,000,000	--
Series G stock purchase warrants	400,000	--
Series H stock purchase warrants	2,727,500	--
Series I stock purchase warrants	3,513,333	--
	17,028,135	3,380,000

7.  Commitments:

During April, 2004 the Company entered into lease agreements for office space and for equipment rental.  Minimum annual rent payable under these contracts is as follows:

2004

$  49,210

2005

68,973

2006

26,450

2007

5,189

2008

       1,297

Total

$ 151,119

8.  Supplementary cash flow information:

The Company paid no interest or income taxes during the quarter ended March 31, 2004, nor during the quarter ended March 31, 2003.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities:

	March 31, 2004	March 31, 2003
Conversion of 12% promissory notes and accrued interest	$ 180,000	$ --
Debt issuance costs	868,964
Share issuance costs	327,591
Total	$1, 376,555	$ --

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenue:  We generated no revenues during the three months ended March 31, 2004, nor did we generate any revenues during the three months ended March 31, 2003.  As of August 1999 we have directed all of our attention towards the completion and marketing of our software applications.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended March 31, 2004 we incurred $578,241, as compared to $254,170 during the three months ended March 31, 2003.  This increase of $324,071 (128%) is primarily a result of our increased efforts in the marketing of our products.  Our current marketing program commenced during the third quarter of 2002, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace, in order to obtain future commercial sales of our products.  Included in selling, general and administrative expenses for the three months ended March 31, 2004 is $163,933 of stock-based compensation, compared to $2,000 in stock-based compensation for the three months ended March 31, 2003.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended March 31, 2004, we incurred $222,299, an increase of $59,155 (36%) over the $163,144 we incurred during the three months ended March 31, 2003, developing our software applications.  During the three months ended March 31, 2004, we had an average of 17 personnel engaged directly in the development of our software applications, compared with an average of 9 personnel during the three months ended March 31, 2003.  This increase in staff is the primary reason for the increase in research and development expenses.

Interest and financing costs:  Interest and financing costs consists primarily of interest on promissory notes payable, and interest and financing costs on convertible debentures.  During the three months ended March 31, 2004, we incurred $320,497, an increase of $297,041 (1,266%) over the $23,456 incurred during the three months ended March 31, 2003, in interest and financing costs.  This increase occurred primarily as a result of the costs associated with the $2,000,000 in senior subordinated convertible debentures (Note 4 to the financial statements), which we issued during December 2003 and January 2004.  Included in the $320,497 we incurred in interest and financing costs during the three months ended March 31, 2004, is $309,938 in interest and financing costs, including $270,184 in amortization and accretion of stock-based charges, relating to the convertible debentures.  There was no comparable expense during the three months ended March 31, 2003.

Write-off of prepaid services, and write-off of deferred consulting services:  During the three months ended March 31, 2004, we cancelled a long-term service agreement with an unrelated company.  As a result of terminating this agreement, 4,000,000 Series F warrants, issued by us during September 2003, were cancelled, resulting in the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the three months ended March 31, 2003.

Net Loss: We incurred a loss of $2,701,832 ($0.12 per share) for the three months ended March 31, 2004, compared to $441,803 ($0.03 per share) for the three months ended March 31, 2003.  Our revenues and future profitability are substantially dependent on our ability to:

*

continue the development of products based on our technology;

*

identify additional clients willing to install beta sites for our products;

*

continue to operate successfully these beta sites, integrating our technology into their operations;

*

modify the software applications based on the results of the beta site trials;

*

license the software applications to sufficient number of clients;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

*

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and general and administrative expenses.

Sources of Capital: In August 1999 we made a transition in business strategies.  Prior to August 1999 we provided consulting services in addition to developing our core technology.  Since then, we have directed all of our efforts to the development and marketing of our software applications. Our principal source of capital for funding our business activities subsequent to August 1999 has been the private placements of debt and equity.

During the three months ended March 31, 2004, we issued 4% convertible debentures and 980,000 Series H warrants, for gross proceeds of $1,400,000, and we completed a private placement of 6,666,666 common shares and 3,333,333 Series I warrants for gross proceeds of $6,000,000, in order to fund current and future operations.  Also during the three months ended March 31, 2004, we issued 30,000 shares of our common stock, valued at $33,500 (average of $1.12 per common share) to an unrelated company in consideration for consulting services rendered.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged  additional personnel to assist in this effort.  The objective of this program is to increase the beta sites and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During the three months ended March 31, 2004, we increased the size of our development team in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.

Item 3.   CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On January 26 and January 30, 2004, we issued $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which mature on December 31, 2005 and are convertible at a ratio of one share of common stock for each $0.50 of debt converted, to 15 accredited investors.  We also issued Series H warrants to purchase 980,000 shares of our common stock to the holders of the debentures.  We also issued 30,000 shares of our common stock, valued at $30,300 (average $1.01 per share of common stock), and Series H warrants to purchase 847,500 shares of our common stock to unrelated parties, as partial consideration for financing services rendered in connection with the placement of the debentures.  The Series H warrants are exercisable at $0.50 per share and expire on December 31, 2006.  The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act and the rules promulgated thereunder.

On January 31, 2004, we issued 360,000 shares of our common stock, valued at $1.05 per share of common stock, in connection with the settlement of 12% promissory notes in the amount of $169,964, plus accrued interest of $10,036, in reliance upon the exemption provided by Section 4(2) under the Securities Act and the rules promulgated thereunder.

During the three months ended March 31, 2004, we issued 30,000 shares of our common stock, valued at $33,500 (an average of $1.12 per share of common stock), to an unrelated company in consideration for consulting services rendered, in reliance upon the exemption provided by Section 4(2) under the Securities Act and the rules promulgated thereunder.

On March 8, 2004, we issued an aggregate of 6,666,666 shares of our common stock and Series I warrants to purchase 3,333,333 shares of our common stock to 20 accredited investors for an aggregate purchase price of $6,000,000 cash.  We also issued Series I warrants to purchase 180,000 shares of our common stock to unrelated parties in consideration to the placement agent.  The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act and the rules promulgated thereunder.  The Series I warrants are exercisable at $0.90 per share and expire on March 8, 2009.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

3.1	Amendment to By-Laws (1)
4.1	Form of Class I Warrants (2)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (2)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

----------------------------------------------

 (1)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB, SEC File No. 0-28423, filed with the Commission on March 30, 2004 and incorporated herein by reference.

 (2)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on March 8, 2004 and incorporated herein by reference.

 (b) Reports on Form 8-K

Form 8-K dated February 17, 2004 and filed on February 17, 2004 under Item 5 to report the closing of a private placement of convertible debentures and warrants.

Form 8-K dated March 8, 2004 and filed on March 15, 2004 under Items 5 and 7 to report the closing of a private placement of equity and certain other matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:

/s/   André Maisonneuve

André Maisonneuve

President and Chief Executive Officer

Dated: May 20, 2004.

/s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  May 20, 2004