Form 10QSB
period 2004-06-30
VALIDIAN CORP
filed 2004-08-20
CIK 1100644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

30,121,624 Shares of the issuer’s Common Stock were outstanding as of August 9, 2004

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 5,165,039	$ 546,423
Prepaid expenses	399,290	635,960
	5,564,329	1,182,383

Property and equipment	102,273	9,166
Deferred financing costs (note 3)	546,922	491,450
Deferred consulting services	231,605	1,393,873

Total assets	$ 6,445,129	$3,076,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 637,174	$ 829,500
Promissory notes payable (note 4)	296,321	466,285
Total current liabilities	933,495	1,295,785

4% Senior subordinated convertible debentures (note 5)	174,889	--

Total liabilities	1,108,384	1,295,785

Stockholders’ Equity:
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 29,638,286 and 20,567,548 shares at June 30, 2004 and December 31, 2003, respectively.)	29,636	20,566
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at June 30, 2004 and at December 31, 2003)	--	--
Additional paid in capital	19,337,664	10,822,021
Deficit accumulated during the development stage	(14,002,121)	(9,033,066)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2004 and December 31, 2003, at cost)	(49,738)	(49,738)

Total stockholders’ equity	5,336,745	1,781,087

Guarantees and Commitments (note 10)
Subsequent events (note 12)

Total liabilities and stockholders’ equity	$6,445,129	$3,076,872

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2004 and 2003

And for the Period from August 3, 1999 to June 30, 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 3, 1999 to June 30, 2004
	2004	2003	2004	2003

Operating expenses (income):
Selling, general and administrative (note 9)	$ 776,844	$ 869,207	$1,355,085	$ 1,123,377	$5,566,484
Research and development	271,193	493,465	493,492	656,609	4,927,394
Amortization	7,714	1,062	9,578	2,124	204,180
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	322,494	--	496,869
Write-off of deferred consulting services	--	--	1,048,100	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	1,055,751	1,363,734	3,228,749	1,782,110	12,301,551

Loss before the undernoted	(1,055,751)	(1,363,734)	(3,228,749)	(1,782,110)	(12,301,551)

Other income (expenses):
Interest income	10,809	--	10,809	--	13,890
Gain (loss) on extinguishment of debt (note 4)	--	--	(198,000)	--	93,507
Interest and financing costs (notes 3 and 7)	(1,221,809)	(20,057)	(1,542,306)	(43,513)	(1,775,430)
Other	(472)	(1,507)	(10,809)	(1,478)	(32,537)
	(1,211,472)	(21,564)	(1,740,306)	(44,991)	(1,700,570)

Net loss	$(2,267,223)	$(1,385,298)	$(4,969,055)	$(1,827,101)	$(14,002,121)

Loss per share – basic and diluted (note 8)	$(0.08)	$(0.08)	$(0.20)	$(0.11)

Weighted average number of common shares outstanding during period	27,695,465	17,242,431	25,147,331	16,491,503

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

And for the Period from August 3, 1999 to June 30, 2004

(Unaudited)

	Six Months Ended June 30, 2004 2003		Period from August 3, 1999 to June 30, 2004
Cash flows from operating activities:
Net loss	$ (4,969,055)	$(1,827,101)	$ (14,002,121)
Adjustments to reconcile net loss to net cash used in Operating activities:
Amortization of property and equipment	9,578	2,124	204,180
Non-cash compensation expense	276,817	973,958	1,765,053
Non-cash interest and financing expense	1,542,306	43,513	1,775,430
Write-off of prepaid services	322,494	--	496,869
Write-off of deferred consulting services	1,048,100	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	198,000	--	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	--	--	(16,715)
Prepaid expenses	(178,772)	11,289	(199,541)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	(240,401)	272,012	2,131,616
Net cash used in operating activities	(1,990,933)	(524,205)	(6,863,502)

Cash flows from investing activities:
Additions to property and equipment	(102,685)	(2,636)	(426,205)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(102,685)	(2,636)	(271,241)

Cash flows from financing activities:
Increase in due from related party	--	--	12,575
Issuance of common shares	6,000,000	--	8,030,000
Share issuance costs	(521,482)	--	(618,232)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	371,500	3,108,731
Issuance of 4% senior subordinated convertible debentures	1,400,000	--	2,000,000
Debt issuance costs	(166,284)		(220,784)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by financing activities	6,712,234	371,500	12,246,552

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	4,618,616	(155,341)	5,130,240

Cash and cash equivalents:
Beginning of period	546,423	156,650	34,799
End of period	$5,165,039	$ 1,309	$5,165,039

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2004. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2003.

2.  Significant accounting policies:

(a)  Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer hardware and software, furniture and equipment, and leasehold improvements.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware, furniture and equipment:  3 years; computer software:  1 year; leasehold improvements:  over the term of the lease, being 2 years.

(b)  Stock based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.  During the six months ended June 30, 2004 and 2003, no options were granted to employees.  Furthermore, there are no expenses on a fair value basis to be recognized in these quarterly periods as a result of previous option grants.  As such, the pro forma net loss and basic and diluted net loss per share as calculated in accordance with SFAS 123 are equal to the net loss reported in the consolidated condensed statement of operations for both the six months ended June 30, 2004 and 2003.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

3.  Deferred financing costs

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	June 30, 2004	December 31, 2003
Balance, beginning of period	$ 491,450	$ --
Additions	991,323	491,450
Amortization	(342,196)	--
Financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares of the Company (note 5)	(593,655)	--
Balance, end of period	$ 546,922	$ 491,450

During January 2004 the Company issued a total of $1,400,000 in principal amount of 4% senior subordinated convertible debentures, as a continuation of the $600,000 in 4% senior subordinated convertible debentures issued during December 2003 (note 5).  In connection with the placement of the debentures, the Company incurred costs of $991,323 during the six months ended June 30, 2004 (year ended December 31, 2003 - $491,450) of which $840,050 (year ended December 31, 2003 - $414,450) was financed through the issuance of the Company’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

4.  Promissory Notes Payable

	June 30, 2004	December 31, 2003
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 466,285

During the six months ended June 30, 2004, the Company settled promissory notes in the amount of $169,964, plus accrued interest of $10,036, which was included in accounts payable and accrued liabilities, through the issuance of 360,000 common shares of the Company (note 6(a)). In connection with this transaction, the Company recorded a loss on the extinguishment of debt of $198,000.

5.  4% Senior Subordinated Convertible Debentures

On January 26 and January 30, 2004, the Company issued $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which mature on December 31, 2005.  Under the terms of the debentures, the holder may, at any time, convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.50 of debt converted.  At maturity, any principal plus accrued interest which has not been converted into common stock by the holder, may be repaid by the Company, at its option, either in cash or in common shares of the Company, at a ratio of one common share for each $0.50 of debt outstanding.  The conversion ratio will change if the price of future equity issuances is below $0.50.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures (continued)

Holders of the debentures were also granted 980,000 Series H warrants to purchase common stock of the Company (note 6(b)), at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $861,522, representing the relative fair value of the Series H warrants at the issuance date, has been allocated to the warrants and recorded as additional paid-in capital.

At the date of issuance, the conversion feature of the debentures was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $538,478.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount has been recorded as additional paid-in capital.

The 4% senior subordinated convertible debentures are being accreted to their face value through periodic charges to interest expense over the term of the debentures.

During the six months ended June 30, 2004, holders of the debentures exercised the conversion feature and converted a total of $376,345 in principal and $17,036 in accrued interest, which was included in accounts payable and accrued liabilities, net of deferred financing costs of $593,655, into 1,974,072 common shares of the Company (Note 6(a)).  Subsequent to June 30, 2004, a further $56,763 in principal and $2,668 in accrued interest, net of deferred financing costs of $93,237, was converted into 305,338 common shares of the Company.  After such transaction, of the original principal of $2,000,000, the remaining principal outstanding on the debentures is $880,000.

During the six months ended June 30, 2004, the Company accreted the debentures payable through charges to interest expense totaling $1,144,889.  Included in this amount is $808,727, which represents the unamortized discount that was recognized as interest expense during the six months ended June 30, 2004 as a result of the conversion of debentures into common shares of the Company (Note 6(a)).

The following table sets forth the financial statement presentation of the proceeds of the debentures issued during the six months ended June 30, 2004 and during 2003, the accretion of the 4% senior subordinated convertible debentures, the principal converted into common shares of the Company, and the balance allocated to 4% senior subordinated convertible debentures:

	June 30, 2004	December 31, 2003	Total
Proceeds 4% senior subordinated convertible debentures	$1,400,000	$ 600,000	$2,000,000
Allocated to additional paid-in capital for:
980,000 Series H warrants	(861,522)	(355,186)	(1,216,708)
Beneficial conversion feature	(538,478)	(244,814)	(783,292)
Proceeds allocated to 4% senior subordinated convertible debentures upon issuance	-	--	--
Accretion of the 4% senior subordinated convertible debentures as a charge to interest and financing costs	1,144,889	--	1,144,889
Principal converted into common shares of the Company	(970,000)	--	(970,000)
Balance allocated to 4% senior subordinated convertible debentures, end of period	$ 174,889	$ --	$ 174,889

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

6.  Stockholders’ Equity

a)  Common stock transactions

On March 8, 2004, the Company completed a private placement for 6,666,666 common shares and 3,333,333 Series I warrants (note 6 (b)), for proceeds of $6,000,000.  Share issuance costs of $769,505, of which $240,289 were incurred through the issuance of Series I warrants, were incurred with respect to the private placement.  Share issuance costs of $521,482 were paid in cash during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company issued 40,000 shares of its common stock, valued at $42,500, to an unrelated company in consideration for consulting services rendered prior to June 30, 2004.

In connection with the issuance of the 4% senior convertible debentures (note 5), the Company issued 30,000 shares of its common stock, valued at $30,300, to an unrelated company in consideration of financing fees, which has been included in deferred financing costs and is being expensed on a straight-line basis over the term to maturity of the debentures.

During the six months ended June 30, 2004, the Company issued 1,974,072 shares of its common stock to holders of the 4% Senior subordinated convertible debentures, in connection with the conversion of $393,381 of debenture principal and accrued interest, net of deferred financing costs of $593,655 (note 5).

In addition, the Company issued 360,000 common shares in connection with the settlement of the 12% promissory notes (note 4).

b)  Transactions involving stock purchase warrants

In connection with the placement of the 4% senior subordinated convertible debentures (note 5), the Company issued 1,827,500 Series H warrants, as follows: 847,500 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 980,000 Series H warrants were issued to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  The exercise price will change if the price of future equity issuances is below $0.50.  $809,750, representing the fair value of the Series H warrants issued in relation to financing services, has been included in deferred financing costs, and is being charged to expense on a straight-line basis over the term of the debentures.

As stated in note 5, $861,522, representing the relative fair value of the Series H warrants issued to the debenture holders, has been charged to additional paid-in capital.  The fair value of the Series H warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.28%; expected volatility of 189%, and an expected life of 3 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

6.  Stockholders’ Equity (continued)

b)  Transactions involving stock purchase warrants (continued)

In connection with the private placement of 6,666,666 common shares of the Company (note 6 (a)), the Company issued a total of 3,513,333 Series I warrants, as follows: 3,333,333 Series I warrants were issued to the investors in the private placement; and 180,000 Series I warrants were issued to an unrelated party in consideration for financing services rendered in connection with the private placement.  The Series I warrants entitle the holders to purchase a total of 3,513,333 common shares of the Company at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.  The exercise price will change if the price of future equity issuances is below $0.90.  The fair value of the Series I warrants issued in relation to financing services is $240,289, calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.74%; expected volatility of 177%, and an expected life of 5 years.

During the six months ended June 30, 2004, 4,000,000 of the Series F warrants were cancelled in consideration for the termination of a long-term service agreement, resulting in the write-off of prepaid services and deferred consulting services of $322,494 and $1,048,100, respectively.

c)

Transactions involving stock options

During the six months ended June 20, 2004, the Company agreed to grant 150,000 stock options to non-employees to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options will vest on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date

A liability in the amount of $27,200 has been included in accrued liabilities at June 30, 2004 based on the fair value of the options that will be granted as consideration for services performed to June 30, 2004, and the related expense of $27,200 has been included in selling, general and administrative expenses for the three months ended June 30, 2004.  The fair value was determined  using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.78%; expected volatility of 173%; and an average expected life of 5 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

7.  Interest and financing costs:

The following table sets forth the charges to interest and financing costs during the three and six months ended June 30, 2004 and June 30, 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 19,860	$ --	$ 35,772	$ --
Accretion of the debentures payable (note 5)	1,003,020	--	1,144,889	--
Amortization of deferred financing costs (note 3)	190,039	--	342,196	--
	1,212,919	--	1,522,857	--
Accrued interest on 12% promissory notes	8,890	13,893	19,449	33,170
Accrued interest on 5% promissory notes	--	6,164	--	10,343
Total interest and financing costs	$ 1,221,809	$ 20,057	$ 1,542,306	$ 43,513

8.  Loss per share:

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	June 30, 2004	June 30, 2003
Stock options	4,062,302	3,912,302
Series B stock purchase warrants	320,000	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	4,000,000	4,000,000
Series G stock purchase warrants	400,000	--
Series H stock purchase warrants	2,727,500	--
Series I stock purchase warrants	3,513,333	--
	17,178,135	10,387,302

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

9.  Related party transactions:

Included in selling, general and administrative expenses for the six months ended June 30, 2004, and in accounts payable and accrued liabilities as at June 30, 2004 is $10,000 in administrative charges and $3,811 in reimbursable expenses payable to a corporation controlled by two of the Company’s officers and directors.

10.  Guarantees and Commitments:

a) Guarantee

The Company has entered into an agreement that contains features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common stock of the Company or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

The Company has the following guarantee that is subject to the disclosure requirements of FIN 45:  In the normal course of business, the Company entered into a lease agreement for facilities.  As the lessee, the Company agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Company has liability insurance that relates to the indemnification described above.

Historically, the Company has not made any significant payments related to the above-noted indemnity and accordingly, no liability has been accrued in the financial statements.

b)  Commitment:

During April, 2004 the Company entered into lease agreements for office space and for equipment rental.  Minimum annual rent payable under these contracts is approximately as follows:

2004

$  33,500

2005

66,900

2006

25,700

2007

5,000

2008

        1,300

Total

$  132,400

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to an unrelated company.  The anticipated sublease income is approximately as follows:  2004 - $7,200; 2005 - $26,600; and 2006 - $8,900.

Rent expense incurred under the operating leases for the six months ended June 30, 2004 was $30,347.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2004

(Unaudited)

11.  Supplementary cash flow information:

The Company paid no interest or income taxes during the six months ended June 30, 2004, nor during the six months ended June 30, 2003.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities:

	Six months ended June 30
	2004	2003
Conversion of 4% senior subordinated convertible debentures and accrued interest, net of deferred financing costs of $593,655	$ 393,381	$ --
Conversion of 12% promissory notes and accrued interest	180,000
Debt issuance costs	847,539
Share issuance costs	248,024
Total	$1,668,944	$ --

12.   Subsequent events:

During July, 2004, holders of the 4% senior subordinated convertible debentures converted a total of $56,763 in principal and $2,668 in accrued interest, net of deferred financing costs of $93,237, into 305,338 common shares of the Company.  In connection with these conversions, the Company will record interest and financing costs of $124,324, which represents the unamortized discount at the time of conversion.

Also during July, 2004, the Company issued 184,000 shares of its common stock, valued at $110,400, in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures. This expense has been accrued at June 30, 2004, and is included in selling, general and administrative expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

  The discussion in this Form 10-QSB contains both historical information and forward-looking information.  The forward-

looking information, which generally is information stated to be anticipated, believed, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information.  Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenue:  We generated no revenues during the three months ended June 30, 2004, nor did we generate any revenues during the three months ended June 30, 2003.  As of August 1999 we have directed all of our attention towards the completion and marketing of our software applications.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended June 30, 2004 we incurred a total of $776,844, including $663,960 in cash-based expenses and $112,884 in stock-based compensation expense, as compared to $869,207, of which $233,065 was cash-based and $636,142 was stock-based compensation expense, during the three months ended June 30, 2003.  Total selling, general and administrative expenses decreased by $92,323 (11%), however, the cash-based component of this expense increased by $430,895 (185%).  This increase occurred primarily as a result of the ramp-up of our sales and marketing efforts during the second quarter of 2004, which entailed the addition of eight new personnel, expansion of our leased office space, and increased travel and related costs.  Administrative expenses were also higher during the three months ended June 30, 2004 as compared with the three months ended June 30, 2003, primarily as a result of the addition of one new employee in February, 2004, and the accrual of penalties on the late registration of our common stock underlying the 4% convertible debentures, as discussed in Note 12 to the financial statements.  There was a decrease of $523,285 (82%) in non-cash compensation expense, which occurred as a result of an unusually large number of stock options and warrants being issued to consultants in recognition of their commitment to the company in its early stages, during the three months ended June 30, 2003.  There was no comparable transaction during the three months ended June 30, 2004, during which time non-cash compensation expense consisted of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and accrued expense associated with the commitment to grant options as described in Note 6(c) to the financial statements.  During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace.  During the three months ended June 30, 2004, we added eight sales and marketing personnel to our existing staff, with the objective of obtaining future commercial sales of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended June 30, 2004, we incurred $271,193 developing our software applications, which represents a decrease of $222,272 (45%) from the $493,465 we incurred during the three months ended June 30, 2003.  This decrease in total research and development expenses occurred as a result of $335,816 in stock-based compensation on the issuance of options and warrants being reflected in the expense for the three months ended June 30, 2003, with no similar transaction occurring during the three months ended June 30, 2004.  All of the research and development expenses incurred during the three months ended June 30, 2004 were cash-based.  Cash-based research and development expenses incurred during the three months ended June 30, 2004 increased by $113,544 (72%) over the $157,649 in cash-based research and development expenses incurred during the three months ended June 30, 2003, which is due primarily to the expansion of our development team from an average of 9 contract personnel during the three months ended June 30, 2003, to an average of 23 contract personnel during the three months ended June 30, 2004.

Interest and financing costs:  Interest and financing costs consist of interest on promissory notes payable, and interest and financing costs associated with the 4% senior convertible debentures. During the three months ended June 30, 2004, we incurred $1,221,809 in interest and financing costs, an increase of $1,201,752 (5,992%) over the $20,057 incurred during the three months ended June 30, 2003, in interest and financing costs.  Of the $1,221,809 in interest and financing costs we incurred during the period, $1,212,919 relates to the $2,000,000 in 4% senior subordinated convertible debentures and $8,890 relates to promissory notes payable.  During the three months ended June 30, 2003, our $20,057 in interest and financing costs related solely to promissory notes payable.  This decrease of $11,167 (56%) reflects the lower principal balance outstanding during the three months ended June 30, 2004 as compared with the three months ended June 30, 2003, which occurred as a result of the conversion of promissory notes into common stock of the Company during the second quarter of 2003 and the first quarter of 2004.  As the transaction involving the issuance of $2,000,000 of 4% debentures and 1,400,000 Series H warrants took place in December 2003 and January 2004, there were no comparable expenses during the three months ended June 30, 2003.

The $1,212,919 in interest and financing costs associated with the 4% senior subordinated debentures that we recorded during the three months ended June 30, 2004 is comprised of:  $19,860 of accrued interest charges on the debentures outstanding during the period; $1,003,020 of accretion of debentures payable through charges to interest expense; and $190,039 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,003,020 includes $808,727 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $376,345 in principal of the 4% senior convertible debentures, net of deferred financing costs of $593,655.

Net Loss: We incurred a loss of $2,267,223 ($0.08 per share) for the three months ended June 30, 2004, compared to

$1,385,298 ($0.08 per share) for the three months ended June 30, 2003.  Our revenues and future profitability are substantially dependent on our ability to:

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

*

successfully develop related software applications; and

*

continue the development of products based on our technology.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenue:  We generated no revenues during the six months ended June 30, 2004, nor did we generate any revenues during the six months ended June 30, 2003.  As of August 1999 we have directed all of our attention towards the completion and marketing of our software applications.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the six months ended June 30, 2004 we incurred a total of $1,355,085, including $1,078,268 in cash-based expenses and $276,817 in stock-based compensation expense, as compared to $1,123,377, of which $487,235 was cash-based and $636,142 was stock-based compensation expense, during the six months ended June 30, 2003.  Total selling, general and administrative expenses increased by $231,708 (21%), however, the cash-based component of this expense increased by $591,033 (121%).  This increase occurred primarily as a result of the ramp-up of our sales and marketing efforts during the second quarter of 2004, which entailed the addition of eight new personnel, expansion of our leased office space, and increased travel and related costs.    We also added one individual to our administrative staff, and incurred penalties on the late registration of our common stock underlying the 4% convertible debentures, as discussed in Note 12 to the financial statements.  There was a decrease of $359,325 (56%) in non-cash compensation expense, which occurred as a result of an unusually large number of stock options and warrants being issued to consultants in recognition of their commitment to the company in its early stages, during the six months ended June 30, 2003.  There was no comparable transaction during the six months ended June 30, 2004, during which time non-cash compensation expense consisted of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and accrued expense associated with the commitment to grant options as described in Note 6(c) to the financial statements.  During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and positioning ourselves within the marketplace.  During the three months ended June 30, 2004, we added eight sales and marketing personnel to our existing staff, with the objective of obtaining future commercial sales of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the six months ended June 30, 2004, we incurred $493,492 developing our software applications, which represents a decrease of $163,117 (25%) from the $656,609 we incurred during the six months ended June 30, 2003.  This decrease in total research and development expenses occurred as a result of $335,816 in stock-based compensation on the issuance of options and warrants being reflected in the expense for the six months ended June 30, 2003, with no similar transaction occurring during the six months ended June 30, 2004.  All of the research and development expenses incurred during the six months ended June 30, 2004 were cash-based.  Cash-based research and development expenses incurred during the six months ended June 30, 2004 increased by $172,699 (54%) over the $320,793 in cash-based research and development expenses incurred during the six months ended June 30, 2003, which is due primarily to the expansion of our development team from an average of 9 contract personnel during the six months ended June 30, 2003, to an average of 20 contract personnel during the six months ended June 30, 2004.

Interest and financing costs:  Interest and financing costs consist of interest on promissory notes payable, and interest and financing costs associated with the convertible debentures. During the six months ended June 30, 2004, we incurred $1,542,306, in interest and financing costs, an increase of $1,498,793 (3,444%) over the $43,513 incurred during the six months ended June 30, 2003, in interest and financing costs. Of the $1,542,306 in interest and financing costs incurred during the period, $1,522,857 relates to the $2,000,000 in 4% senior subordinated convertible debentures and $19,449 relates to the promissory notes payable.  During the six months ended June 30, 2003 our $43,513 in interest and financing costs related solely to the 12% notes payable.  This decrease of $24,064 (55%) reflects the lower principal balance outstanding during the six months ended June 30, 2004 as compared with the three months ended June 30, 2003, which occurred as a result of the conversion of promissory notes into common stock of the company during the second quarter of 2003 and the first quarter of 2004.  As the transaction involving the issuance of $2,000,000 of 4% senior subordinated convertible debentures and 1,400,000 Series H warrants took place in December 2003 and January 2004, there were no comparable expenses during the six months ended June 30, 2003.

The $1,522,857 in interest and financing costs associated with the 4% senior subordinated convertible debentures that we recorded during the six months ended June 30, 2004 is comprised of $35,772 of accrued interest charges on the debentures outstanding during the period; $1,114,889 of  accretion of debentures payable through charges to interest expense; and $342,196 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,114,889 includes $808,727 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $376,345 in principal of the 4% senior convertible debentures, net of deferred financing costs of $593,655.

Write-off of prepaid services and write-off of deferred consulting services   As a result of completing the $6,000,000 private equity placement, we cancelled a long-term service agreement with an unrelated company during the six months ended June 30, 2004.  The termination of this agreement resulted in the cancellation of 4,000,000 Series F warrants, issued by us during September 2003, which entailed the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the six months ended June, 2003.

Loss on extinguishment of debt:  During the six months ended June 30, 2004, we settled promissory notes and accrued interest totaling $180,000, through the issuance of 360,000 shares of our common stock.  We recorded a loss in connection with this transaction, representing the difference between the market value of the shares issued at the time of the settlement, and the amount which would have been paid had the debt been settled in cash.

Net Loss: We incurred a loss of $4,969,055 ($0.20 per share) for the six months ended June 30, 2004, compared to

$1,827,101 ($0.11 per share) for the six months ended June 30, 2003.  Our revenues and future profitability are substantially dependent on our ability to:

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

*

successfully develop related software applications; and

*

continue the development of products based on our technology.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity, including the exercise of warrants issued by us in August 1999.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

While we expect to generate commercial revenues commencing during the three months ended December 31, 2004, we cannot be assured that this will be the case.  Our software application is ready for licensing, with the initial revenues expected to come from pilot projects that demonstrate the benefits of our products.  During the six months ended June 30, 2004 we added eight sales and marketing personnel, one administrative personnel and 14 software application development consultants.  During the next 6 months, we expect to add one additional administrator and three additional contract software application developers.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

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

During the six months ended June 30, 2004, we issued 4% convertible debentures and 980,000 Series H warrants, for gross proceeds of $1,400,000, and we completed a private placement of 6,666,666 common shares and 3,333,333 Series I warrants for gross proceeds of $6,000,000, in order to fund current and future operations.  Also during the six months ended June 30, 2004, we issued 40,000 shares of our common stock, valued at $42,500 (average of $1.06 per common share) to an unrelated company in consideration for consulting services rendered, and we agreed to grant 150,000 stock options to consultants for services rendered and to be rendered.  In respect of these options, $27,200 has been included in selling, general and administrative expense and accrued liabilities.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in this effort.  The objective of this program is to secure additional beta sites and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During the six months ended June 30, 2004, we added seven people to our sales and marketing team in order to accelerate our efforts to generate future commercial sales of our products.  Also during the six months ended June 30, 2004, we increased the size of our software application development team in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 30, 2004 we issued 10,000 shares of our common stock, valued at $9,000 ($0.90 per share of common stock), to an unrelated company in consideration for consulting services rendered, in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

On June 28, 29 and 30, 2004, we issued 1,974,072 shares of our common stock  in connection with the conversion of $970,000 of our 4% senior subordinated convertible debentures by the holders thereof in accordance with the terms of the debentures, plus accrued interest of $17,036, in reliance upon the exemption provided by Sections 3(9) and 4(2) of the Securities Act of 1933.  The debentures and accrued interest were converted into common stock at an exchange ratio of one share of common stock for each $0.50 of indebtedness and accrued interest converted.

During the month of July 2004 we issued 305,338 common shares of the Company in connection with the conversion of $150,000 of our 4% senior convertible debentures by the holders thereof in accordance with the terms of the debentures, plus accrued interest of $2,668. The debentures and accrued interest were converted into common stock at an exchange ratio of one share of common stock for each $0.50 of indebtedness and accrued interest converted.

Also during July, 2004 we issued 184,000 shares of our common stock in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% convertible debentures.

During the six months ended June 30, 2004, we agreed to grant 150,000 stock options to non-employees to purchase 150,000 common shares of the Company, with 75,000 of the options having exercise prices of $0.90 and 75,000 having exercise prices of $0.95.  The options vest at dates between October 3, 2004 and November 24, 2004, and expire five years after the grant dates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

_______________

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:

/s/   André Maisonneuve

André Maisonneuve

President and Chief Executive Officer

Dated: August 16, 2004.

/s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  August 16, 2004