Form 10QSB
period 2004-09-30
VALIDIAN CORP
filed 2004-11-15
CIK 1100644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

30,231,624 Shares of the issuer’s Common Stock were outstanding as of November 5, 2004

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 3,947,575	$ 546,423
Prepaid expenses	404,876	635,960
	4,352,451	1,182,383

Property and equipment	144,955	9,166
Deferred financing costs (note 3)	380,360	491,450
Deferred consulting services	201,396	1,393,873

Total assets	$ 5,079,162	$3,076,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 10) Current portion of capital lease obligation (note 6)	$ 455,035 2,293	$ 829,500 --
Promissory notes payable (note 4)	296,321	466,285
Total current liabilities	753,649	1,295,785

4% Senior subordinated convertible debentures (note 5)	258,447	--
Capital lease obligation (note 6 )	10,517	--
Total liabilities	1,022,613	1,295,785

Stockholders’ Equity:
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 30,231,624 and 20,567,548 shares at September 30, 2004 and December 31, 2003, respectively.)	30,231	20,566
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at September 30, 2004 and at December 31, 2003)	--	--
Additional paid in capital	19,553,246	10,822,021
Deficit accumulated during the development stage	(15,498,494)	(9,033,066)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2004 and December 31, 2003, at cost)	(49,738)	(49,738)

Total stockholders’ equity	4,056,549	1,781,087

Guarantees and Commitments (note 11)

Total liabilities and stockholders’ equity	$5,079,162	$3,076,872

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2004 and 2003

And for the Period from August 3, 1999 to September 30, 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 3, 1999 to September 30, 2004
	2004	2003	2004	2003

Operating expenses (income):
Selling, general and administrative (note 10)	$ 809,773	$ 279,995	$2,164,858	$ 1,403,372	$6,376,257
Research and development	342,743	159,463	836,235	816,072	5,270,137
Amortization	17,321	1,061	26,899	3,185	221,501
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	322,494	--	496,869
Write-off of deferred consulting services	--	--	1,048,100	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	1,169,837	440,519	4,398,586	2,222,629	13,471,388

Loss before the undernoted	(1,169,837)	(440,519)	(4,398,586)	(2,222,629)	(13,471,388)

Other income (expenses):
Interest income	10,986	--	21,795	--	24,876
Gain (loss) on extinguishment of debt (note 4)	--	--	(198,000)	--	93,507
Interest and financing costs (notes 3 and 8)	(329,048)	(4,535)	(1,871,354)	(48,048)	(2,104,478)
Other	(8,474)	(3,132)	(19,283)	(4,610)	(41,011)
	(326,536)	(7,667)	(2,066,842)	(52,658)	(2,027,106)

Net loss	$(1,496,373)	$(448,186)	$(6,465,428)	$(2,275,287)	$(15,498,494)

Loss per share – basic and diluted (note 9)	$(0.05)	$(0.02)	$(0.24)	$(0.13)

Weighted average number of common shares outstanding during period	30,141,631	20,262,187	26,824,249	17,762,210

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

And for the Period from August 3, 1999 to September 30, 2004

(Unaudited)

	Nine Months Ended September 30, 2004 2003		Period from August 3, 1999 to September 30, 2004
Cash flows from operating activities:
Net loss	$ (6,465,428)	$(2,275,287)	$ (15,498,494)
Adjustments to reconcile net loss to net cash used in Operating activities:
Amortization of property and equipment	26,899	3,185	221,501
Non-cash compensation expense	326,301	1,100,252	1,814,537
Non-cash interest and financing expense	1,870,564	48,048	2,103,688
Non-cash penalties	110,400	--	110,400
Write-off of prepaid services	322,494	--	496,869
Write-off of deferred consulting services	1,048,100	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	198,000	--	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	--	--	(16,715)
Prepaid expenses	(230,833)	15,655	(251,602)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	(343,314)	337,788	2,028,703
Net cash used in operating activities	(3,136,817)	(770,359)	(8,009,386)

Cash flows from investing activities:
Additions to property and equipment	(147,922)	(2,636)	(471,442)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(147,922)	(2,636)	(316,478)

Cash flows from financing activities:
Capital lease repayments	(1,956)	--	(1,956)
Increase in due from related party	--	--	12,575
Issuance of common shares	6,000,000	--	8,030,000
Share issuance costs	(534,874)	--	(631,624)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	619,000	3,108,731
Issuance of 4% senior subordinated convertible debentures	1,400,000	--	2,000,000
Debt issuance costs	(177,279)		(231,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by financing activities	6,685,891	619,000	12,220,209

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	3,401,152	(153,995)	3,912,776

Cash and cash equivalents:
Beginning of period	546,423	156,650	34,799
End of period	$3,947,575	$ 2,655	$3,947,575

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Company have been devoted primarily to the development of a high speed, highly secure method of exchanging data between applications using the internet, and to marketing initiatives designed to position the Company within the marketplace.  Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet.  As the Company commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2004. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2003.

2.  Significant accounting policies

(a)  Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer hardware and software, furniture and equipment, equipment under capital lease and leasehold improvements.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware, furniture and equipment:  3 years; equipment under capital lease:  over the term of the lease, being 4 years; computer software:  1 year; leasehold improvements:  over the term of the lease, being 2 years.

(b)  Leases:

Leases are classified as either capital or operating in nature.  Capital leases are those which substantially transfer the benefits and risk of ownership to the Company.  Assets acquired under capital leases are depreciated on a straight-line basis over the term of the lease, being 4 years.  Obligations recorded under capital leases are reduced by the principal portion of lease payments.  The imputed interest portion of lease payments is charged to expense.

(c)  Stock based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

2.  Significant accounting policies (continued)

(c)  Stock based compensation (continued):

accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.  Prior to September 30, 2004  no options were granted to employees.  Furthermore, there are no expenses on a fair value basis to be recognized in these quarterly periods as a result of previous option grants.  As such, the pro forma net loss and basic and diluted net loss per share as calculated in accordance with SFAS 123 are equal to the net loss reported in the consolidated condensed statement of operations for both the nine months ended September 30, 2004 and 2003.

3.  Deferred financing costs

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	September 30, 2004	December 31, 2003
Balance, beginning of period	$ 491,450	$ --
Additions	994,829	491,450
Amortization	(419,027)	--
Financing costs transferred to additional paid in capital on conversion of $1,120,000 in principal value of the 4% senior subordinated convertible debentures into common shares of the Company (note 5)	(686,892)	--
Balance, end of period	$ 380,360	$ 491,450

During January 2004 the Company issued a total of $1,400,000 in principal amount of 4% senior subordinated convertible debentures, as a continuation of the $600,000 in 4% senior subordinated convertible debentures issued during December 2003 (note 5).  In connection with the placement of the debentures, the Company incurred costs of $994,829 during the nine months ended September 30, 2004 (year ended December 31, 2003 - $491,450) of which $840,050 (year ended December 31, 2003 - $414,450) was financed through the issuance of the Company’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

4.  Promissory Notes Payable

	September 30, 2004	December 31, 2003
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 466,285

During the nine months ended September 30, 2004, the Company settled promissory notes in the amount of $169,964, plus accrued interest of $10,036, which was included in accounts payable and accrued liabilities, through the issuance of 360,000 common shares of the Company (note 7(a)). In connection with this transaction, the Company recorded a loss on the extinguishment of debt of $198,000.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

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

Holders of the debentures were also granted 980,000 Series H warrants to purchase common stock of the Company (note 7(b)), at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $861,522, representing the relative fair value of the Series H warrants at the issuance date, has been allocated to the warrants and recorded as additional paid-in capital.

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

During the nine months ended September 30, 2004, holders of the debentures exercised the conversion feature and converted a total of $1,120,000 in principal, and $19,705 in accrued interest which was included in accounts payable and accrued liabilities, into 2,279,410 common shares of the Company (Note 7(a)).  Deferred financing costs of $686,892 (note 3) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $452,813.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures is $880,000.

During the nine months ended September 30, 2004, the Company accreted the debentures payable through charges to interest expense totaling $1,378,447.  Included in this amount is $933,051, which represents the unamortized discount that was recognized as interest expense during the nine months ended September 30, 2004 as a result of the conversion of debentures into common shares of the Company (Note 7(a)).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures (continued)

The following table sets forth the financial statement presentation of the debentures issued at September 30, 2004 and December 31, 2003, the accretion of the 4% senior subordinated convertible debentures, the principal converted into common shares of the Company, and the balance allocated to 4% senior subordinated convertible debentures:

	September 30, 2004	December 31, 2003
Cumulative proceeds 4% senior subordinated convertible debentures	$2,000,000	$ 600,000
Allocated to additional paid-in capital for:
980,000 Series H warrants	(1,216,708)	(355,186)
Beneficial conversion feature	(783,292)	(244,814)
Proceeds allocated to 4% senior subordinated convertible debentures upon issuance	--	--
Accretion of the 4% senior subordinated convertible debentures as a charge to interest and financing costs	1,378,447	--
Principal converted into common shares of the Company	(1,120,000)	--
Balance allocated to 4% senior subordinated convertible debentures, end of period	$ 258,447	$ --

6. Capital lease obligation

During April, 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2004	$ 1,376
2005	5,504
2006	5,504
2007	5,504
2008	1,376
Total minimum lease payments	19,264
Less amount representing interest, at 23.9%	6,454
Present value of net minimum lease payments	12,810
Current portion of capital lease obligation	2,293
$ 10,517

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

7.  Stockholders’ Equity

a)  Common stock transactions

On March 8, 2004, the Company completed a private placement for 6,666,666 common shares and 3,333,333 Series I warrants (note 7 (b)), for proceeds of $6,000,000.  Share issuance costs of $775,163, of which $240,289 were incurred through the issuance of Series I warrants, were incurred with respect to the private placement.

During the nine months ended September 30, 2004, the Company issued 40,000 shares of its common stock, valued at $42,500, to an unrelated company in consideration for consulting services rendered prior to September 30, 2004.

In connection with the issuance of the 4% senior convertible debentures (note 5), the Company issued 30,000 shares of its common stock, valued at $30,300, to an unrelated company in consideration of financing fees, which has been included in deferred financing costs and is being expensed on a straight-line basis over the term to maturity of the debentures.

During the nine months ended September 30, 2004, the Company issued 2,279,410 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $1,139,705 of debenture principal and accrued interest (note 5).  Deferred financing costs of $686,892 (note 3), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to shareholders’ equity of $452,813.

Also during the nine months ended September 30, 2004, the Company issued 184,000 shares of its common stock, valued at $110,400, in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures.

In addition, the Company issued 360,000 shares of its common stock in connection with the settlement of its 12% promissory notes (note 4).

During the nine months ended September 30, 2004, 104,000 of the Series F warrants (note 7 (b)) were converted into 104,000 shares of the Company’s common stock, in consideration for the cancellation of $52,000 in accounts payable.

b)  Transactions involving stock purchase warrants

In connection with the placement of its 4% senior subordinated convertible debentures (note 5), the Company issued 1,827,500 Series H warrants, as follows: 847,500 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 980,000 Series H warrants were issued to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  The exercise price will change if the price of future equity issuances is below $0.50.  $809,750, representing the fair value of the Series H warrants issued in relation to financing services, has been included in deferred financing costs, and is being charged to expense on a straight-line basis over the term of the debentures.

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

September 30, 2004

(Unaudited)

7.  Stockholders’ Equity (continued)

b)

 Transactions involving stock purchase warrants (continued)

In connection with the private placement of 6,666,666 common shares of the Company (note 7 (a)), the Company issued a total of 3,513,333 Series I warrants, as follows: 3,333,333 Series I warrants were issued to the investors in the private placement; and 180,000 Series I warrants were issued to an unrelated party in consideration for financing services rendered in connection with the private placement.  The Series I warrants entitle the holders to purchase a total of 3,513,333 common shares of the Company at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.  The exercise price will change if the price of future equity issuances is below $0.90.  The fair value of the Series I warrants issued in relation to financing services is $240,289, calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.74%; expected volatility of 177%, and an expected life of 5 years.

During the nine months ended September 30, 2004, 4,000,000 of the Series F warrants were cancelled in consideration for the termination of a long-term service agreement, resulting in the write-off of prepaid services and deferred consulting services of $322,494 and $1,048,100, respectively.

During the nine months ended September 30, 2004, 104,000 of the Series F warrants  were converted into 104,000 shares of the Company’s common stock (note 7 (a)), in consideration for the cancellation of $52,000 in accounts payable.

c)

Transactions involving stock options

During the nine months ended September 30, 2004, the Company agreed to grant 150,000 stock options to non-employees to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options will vest on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date.

A liability in the amount of $55,000 has been included in accrued liabilities at September 30, 2004 based on the fair value of the options that will be granted as consideration for services performed to September 30, 2004.  Related expenses of $51,800 and $3,200 have been included in selling, general and administrative expenses, and research and development, respectively, for the nine months ended September 30, 2004.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.36%; expected volatility of 171%; and an average expected life of 4.57 years.

8.  Interest and financing costs

The following table sets forth the charges to interest and financing costs during the three and nine months ended September 30, 2004 and September 30, 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 8,905	$ --	$ 44,677	$ --
Accretion of the debentures payable (note 5)	233,558	--	1,378,447	--
Amortization of deferred financing costs (note 3)	76,831	--	419,027	--
	319,294	--	1,842,151	--
Accrued interest on 12% promissory notes	8,964	4,535	28,413	37,706
Accrued interest on 5% promissory notes	--	--	--	10,342
Interest portion of capital lease payments	790	--	790	--
Total interest and financing costs	$ 329,048	$ 4,535	$ 1,871,354	$ 48,048

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

9.  Loss per share

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	September 30, 2004	September 30, 2003
Stock options	4,062,302	3,912,302
Series B stock purchase warrants	320,000	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,896,000	8,000,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,727,500	--
Series I stock purchase warrants	3,513,333	--
	17,074,135	14,787,302

10.  Related party transactions

Included in selling, general and administrative expenses for the nine months ended September 30, 2004, and in accounts payable and accrued liabilities as at September 30, 2004 is $10,000 in administrative charges and $6,229 in reimbursable expenses payable to a corporation controlled by two of the Company’s officers and directors.

11.  Guarantees and Commitments

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2004

(Unaudited)

11.  Guarantees and Commitments (continued)

b)  Commitment

During April, 2004 the Company entered into a lease agreement for office space.  Minimum annual rent payable under this contract is approximately as follows:

2004

$  16,477

2005

65,908

2006

         21,969

Total

$  104,354

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to an unrelated company.  The anticipated sublease income is approximately as follows:  2004 - $7,092; 2005 - $28,368; and 2006 - $9,456.

Rent expense incurred under the operating lease for the nine months ended September 30, 2004 was $61,329.

12.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2004, nor during the nine months ended September 30, 2003.   Interest paid in cash during the nine months ended September 30, 2004 and September 30, 2003 were $790 and $nil, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities:

	Nine months ended September 30
	2004	2003
Conversion of 4% senior subordinated convertible debentures and accrued interest, net of deferred financing costs of $686,892	$ 452,813	$ --
Conversion of promissory notes and accrued interest	180,000	1,457,564
Debt issuance costs	840,050	--
Share issuance costs	240,289	--
Conversion of 104,000 Series F warrants into 104,000 shares of the Company’s common stock in consideration for the cancellation of $52,000 in accounts payable	52,000	--
Increase in capital lease obligation	14,766 110,400	--
Total	$1,779,918	$1,457,564

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2003 Consolidated Financial Statements and updated in note 2 to our September 30, 2004 Interim Consolidated Condensed Financial Statements.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our 2003 and 2004 Interim Consolidated Condensed Financial Statements.

Revenue recognition:

We have not recorded any revenues to date.  At such time as we enter into revenue generating contracts with customers, we will recognize revenue when title has passed, persuasive evidence of an arrangement exists, performance has occurred, the amount of the contract is determinable, customer specified test criteria have been met and the earnings process is complete.

Long-lived assets:

We perform impairment tests on our long-lived assets if events or changes in circumstances indicate that an impairment loss may have occurred.  We estimate the useful lives of capital assets and deferred charges based on the nature of the asset, historical experience and the terms of any supply contracts.  The valuation of long-lived assets is based on the amount of future net cash flows these assets are estimated to generate.  Revenue and expense projections are based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful lives or valuation of long-lived assets resulting in a change to depreciation or amortization expense and impairment charges.  We recorded long-lived asset impairments during the nine months ended September 30, 2004.  Future impairment tests may result in further impairment charges.

Research and development expenses:

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our product is determined to be commercially available, we will capitalize those research and development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial product resulting in a change to amortization expense and impairment charges.

Stock based compensation:

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.  During the nine months ended September 30, 2004 and 2003, no options were granted to employees.  Furthermore, there are no expenses on a fair value basis to be recognized in these quarterly periods as a result of previous option grants.  As such, the pro forma net loss and basic and diluted net loss per share as calculated in accordance with SFAS 123 are equal to the net loss reported in the consolidated condensed statement of operations for both the nine months ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenue:  We generated no revenues during the three months ended September 30, 2004, nor did we generate any revenues during the three months ended September 30, 2003.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended September 30, 2004 we incurred a total of $809,773, including $708,489 in cash-based expenses and $101,284 in stock-based expenses, as compared to $279,995, of which $153,700 was cash-based and $126,295 was stock-based expense, during the three months ended September 30, 2003.  There was an overall increase in selling, general and administrative expenses of $529,778 (189%), comprised of a $554,789 (361%) increase in the cash-based component, which was partially offset by a $25,011 (20%) decrease in the stock-based component of this expense.  The increase in the cash-based component of selling, general and administrative expenses occurred primarily as a result of the ramp-up of our sales and marketing efforts during the second and third quarters of 2004, which entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  Cash-based administrative expenses were also higher during the three months ended September 30, 2004 as compared with the three months ended September 30, 2003, primarily as a result of the addition of one new administrative employee in February and another in August, 2004, and an increase in professional fees.

The stock-based component of selling, general and administrative expense for the three months ended September 30, 2004 consists of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and accrued expenses associated with the commitment to grant options as described in Note 7(c) to the financial statements.   The stock-based component of selling, general and administrative expense for the three months ended September 30, 2003 consisted only of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003.  The decrease in stock-based expenses for the three months ended September 30, 2004 occurred as a result of lower amortization of prepaid expenses due to the cancellation of a long-term service agreement during the first quarter of 2004, which reduced the amortization of the related prepaid expense during subsequent periods.

During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to ramp up our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   Throughout the three months ended September 30, 2004, we continued these initiatives, which focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons we have incurred, and will continue to incur, significant sales and marketing expenses in advance of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2004, we incurred $342,743 developing our software applications, which represents an increase of $183,280 (115%) from the $159,463 we incurred during the three months ended September 30, 2003.  This increase is due primarily to the expansion of the contract development group from an average of 9 personnel during the three months ended September 30, 2003, to an average of 24 personnel during the three months ended September 30, 2004.  Additionally, we redeployed one employee and one consultant from sales and marketing to research and development during the three months ended September 30, 2004.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the three months ended September 30, 2004, we incurred $329,048 in interest and financing costs, an increase of $324,513 (716%) over the $4,535 in interest and financing costs incurred during the three months ended September 30, 2003.  Of the $329,048 in interest and financing costs we incurred during the period, $319,294 relates to our 4% senior subordinated convertible debentures, $8,964 relates to promissory notes payable, and $790 relates to the capital lease.  The $319,294 in interest and financing costs associated with our 4% senior subordinated debentures that we recorded during the three months ended September 30, 2004 is comprised of:  $8,905 of accrued interest charges on the debentures outstanding during the period; $233,558 of accretion of debentures payable through charges to interest expense; and $76,831of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $233,558 includes $124,324 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $56,763 in principal of our 4% senior convertible debentures, net of deferred financing costs of $93,237.

 During the three months ended September 30, 2003, our $4,535 in interest and financing costs related solely to promissory notes payable.  As the transaction involving the issuance of $2,000,000 of 4% senior subordinated convertible debentures and 1,400,000 Series H warrants took place in December 2003 and January 2004, there were no comparable expenses during the three months ended September 30, 2003.

Net Loss: We incurred a loss of $1,496,373 ($0.05 per share) for the three months ended September 30, 2004, compared to a loss of $448,186 ($0.02 per share) for the three months ended September 30, 2003.  Our revenues and future profitability are substantially dependent on our ability to:

*

identify customers willing to install pilot projects for our products;

*

continue to operate successfully existing beta sites, integrating our technology into their operations;

*

modify the software applications based on the results of the beta site trials;

*

license the software applications to a sufficient number of clients;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users;

*

successfully develop related software applications; and

*

continue the development of products based on our technology.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenue:  We generated no revenues during the nine months ended September 30, 2004, nor did we generate any revenues during the nine months ended September 30, 2003.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the nine months ended September 30, 2004 we incurred a total of $2,164,858, including $1,676,357 in cash-based expenses and $488,501 in stock-based expenses as compared to $1,403,372, of which $640,935 was cash-based and $762,437 was stock-based expenses, during the nine months ended September 30, 2003.  There was an overall increase in selling, general and administrative expenses of $761,485 (54%), comprised of a $1,035,422 (162%) increase in the cash-based component of this expense, which was partially offset by a $273,936 (36%) decrease in stock-based expenses.  The increase in the cash-based component of selling, general and administrative expenses occurred primarily as a result of the ramp-up of our sales and marketing efforts during the second and third quarters of 2004, which entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.    We also added two individuals to our administrative staff, and incurred higher professional fees.  The decrease in the stock-based component of selling, general and administrative expenses occurred primarily as a result of an unusually large number of stock options and warrants being issued to consultants in recognition of their commitment to the company in its early stages, during the nine months ended September 30, 2003, for which there was no comparable transaction during the nine months ended September 30, 2004.  During the nine months ended September 30, 2004, the stock-based selling, general and administrative expenses  consisted of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, accrued expense associated with the commitment to grant options as described in Note 7(c) to the financial statements, and $110,400 in penalties on the late registration of our common stock underlying our 4% convertible debentures, as discussed in Note 7(a) to the financial statements.

 During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to ramp up our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   Our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons we have incurred, and will continue to incur, significant sales and marketing expenses in advance of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2004, we incurred $836,235, including $833,035 in cash-based expenses and $3,200 in stock-based compensation expense, as compared to $816,072, of which $480,256 was cash-based and $335,816 was stock-based compensation expense, during the nine months ended September 30, 2003, in research and development expenses.  The decrease of $332,616 (99%) in stock-based compensation expense occurred as a result of $335,816 in stock-based compensation on the issuance of options and warrants to consultants in recognition of their commitment to the company in its early stages, being reflected in the expense for the nine months ended September 30, 2003, with no similar transaction occurring during the nine months ended September 30, 2004.  Cash-based research and development expenses incurred during the nine months ended September 30, 2004 increased by $352,779 (73%) over the $480,256 in cash-based research and development expenses incurred during the nine months ended September 30, 2003, which is due primarily to the expansion of the contract development group from an average of 9 personnel during the nine months ended September 30, 2003, to an average of 22 personnel during the nine months ended September 30, 2004.  Additionally, we redeployed one employee and one consultant from sales and marketing to research and development during the nine months ended September 30, 2004.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease.  During the nine months ended September 30, 2004, we incurred $1,871,354 in interest and financing costs, an increase of $1,823,306 (3,795%) over the $48,048 in interest and financing costs incurred during the nine months ended September 30, 2003. Of the $1,871,354 in interest and financing costs incurred during the period, $1,842,151 relates to our 4% senior subordinated convertible debentures, $28,413 relates to the promissory notes payable, and $790 relates to the capital lease. The $1,842,151 in interest and financing costs associated with our 4% senior subordinated convertible debentures that we recorded during the nine months ended September 30, 2004 is comprised of $44,677 of accrued interest charges on the debentures outstanding during the period; $1,378,447 of  accretion of debentures payable through charges to interest expense; and $419,027 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,378,447 includes $933,051 which represents the unamortized discount that was recognized as interest expense during the period as a result of the conversion of $433,108 in principal of the 4% senior convertible debentures, net of deferred financing costs of $686,892.

 During the nine months ended September 30, 2003 our $48,048 in interest and financing costs related solely to the 12% and 5% notes payable.  The decrease of $19,635 (41%) in interest on promissory notes payable reflects the lower principal balance outstanding during the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, which occurred as a result of the conversion of promissory notes into common stock of the company during the second quarter of 2003 and the first quarter of 2004.  As the transaction involving the issuance of $2,000,000 of 4% senior subordinated convertible debentures and 1,400,000 Series H warrants took place in December 2003 and January 2004, there were no comparable expenses during the nine months ended September 30, 2003.

Write-off of prepaid services and write-off of deferred consulting services   As a result of completing the $6,000,000 private equity placement, we cancelled a long-term service agreement with an unrelated company during the nine months ended September 30, 2004.  The termination of this agreement resulted in the cancellation of 4,000,000 Series F warrants, issued by us during September 2003, which entailed the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the nine months ended September 30, 2003.

Loss on extinguishment of debt:  During the nine months ended September 30, 2004, we settled promissory notes and accrued interest totaling $180,000, through the issuance of 360,000 shares of our common stock.  We recorded a loss in connection with this transaction, representing the difference between the market value of the shares issued at the time of the settlement, and the amount which would have been paid had the debt been settled in cash.

Net Loss: We incurred a loss of $6,465,428 ($0.24 per share) for the nine months ended September 30, 2004, compared to

$2,275,287 ($0.13 per share) for the nine months ended September 30, 2003.  Our revenues and future profitability are substantially dependent on our ability to:

*

identify customers willing to operate pilot projects for our products;

*

continue to operate successfully existing beta sites, integrating our technology into their operations;

*

modify the software applications based on the results of the beta site trials;

*

license the software applications to a sufficient number of clients;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users;

*

successfully develop related software applications; and

*

continue the development of products based on our technology.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities, including the exercise of warrants issued by us in August 1999.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

We do not expect to generate commercial revenues during the three months ended December 31, 2004.  We anticipate commercial revenues commencing during the first quarter of 2005, however we cannot be assured that this will be the case.  Our initial revenues are expected to come from pilot projects which demonstrate the benefits of our software applications.  During the nine months ended September 30, 2004 our contract software application development group was expanded by 17, and we added seven sales and marketing personnel and two administrative personnel to our staff.  We added one employee to our customer support group in October, 2004.  We do not expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

Sources of Capital: In August 1999 we made a transition in business strategies.  Prior to August 1999 we provided consulting services in addition to developing our core technology.  Since then, we have directed all of our efforts to the development, and sales and marketing of, our software applications. Our principal sources of capital for funding our business activities subsequent to August 1999 have been the private placements of debt and equity securities.

During the nine months ended September 30, 2004, we issued 4% convertible debentures and 980,000 Series H warrants, for gross proceeds of $1,400,000, and we completed a private placement of 6,666,666 common shares and 3,333,333 Series I warrants for gross proceeds of $6,000,000, in order to fund current and future operations.  Also during the nine months ended September 30, 2004, we issued 40,000 shares of our common stock, valued at $42,500 (average of $1.06 per common share) to an unrelated company in consideration for consulting services rendered, and we agreed to grant 150,000 stock options to consultants for services rendered and to be rendered.  In respect of these options, $55,000 has been included in accrued liabilities, and $51,800 and $3,200 has been included in selling, general and administrative expense and research and development expense, respectively.  The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in, and to expand the scope of, this effort.  The objective of this program is to secure pilot projects and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During the nine months ended September 30, 2004, we added seven people to our sales and marketing team in order to accelerate our efforts to generate future commercial sales of our products, and we added two administrative employees.  Also during the nine months ended September 30, 2004, the size of our contract software application development group increased in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  The Company has not entered into any off-balance sheet arrangements which would have resulted in the Company’s  use of capital.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2004, we issued 104,000 shares of our common stock on the exercise of 104,000 Series F warrants, in consideration for the cancellation of $52,000 in accounts payable.  The shares were issued to a non-U.S. investor in reliance upon Regulation S of the Securities Act of 1933.  The shares are restricted from resale in the United States in compliance with Regulation S.

There have been no additional unregistered sales of equity securities during the nine months ended September 30, 2004 which have not been previously reported.

There have been no new material agreements, legal proceedings or stock repurchases which have not been previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:     /s/   André Maisonneuve

André Maisonneuve

President and Chief Executive Officer

Dated: November 15, 2004.

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  November 15, 2004