Form 10KSB
period 2004-12-31
VALIDIAN CORP
filed 2005-04-14
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM                          TO

VALIDIAN CORPORATION

(Name of small business issuer in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

30 Metcalfe St., Suite 620, Ottawa, Ontario, Canada	K1P 5L4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  613-230-7211

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

NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.45) and asked ($0.45) price of the issuer’s Common Stock as of March 11, 2005, was $10,751,737, based upon the average between the closing bid and asked price ($0.45) multiplied by the 23,892,749 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 11, 2005: 31,434,537.

DOCUMENTS INCORPORATED BY REFERENCE:  See Index to Exhibits, page 66.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (8-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2004

Table of Contents

Page No.

Cautionary Notice Regarding Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

18

Item 3.

Legal Proceedings.

18

Item 4.

Submission of Matters to a Vote of Security Holders.

18

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

20

Item 6.

Management's Discussion and Analysis or Plan of Operation.

22

Item 7.

Financial Statements.

28

Item 8.

Changes In and Disagreement With Accountants on Accounting and

Financial Disclosure.

58

Item 8A.

Controls and Procedures.

58

Item 8B.

Other Information

58

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

59

Item 10.

Executive Compensation.

60

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

63

Item 12.

Certain Relationships and Related Transactions.

65

Item 13.

Exhibits.

66

Item 14

Principal Accountant Fees and Services.

67

Signatures

68

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding application security.  Validian ASITM is an application-security software system that protects the exchange of information at the application layer, where the majority of breaches occur, and protects mission-critical applications against hack attacks and unauthorized access, which often occur at the hardware and software perimeter.  Validian ASI makes secure data exchange among applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian ASI facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; prevents impersonation through application authentication and authorization; delivers confidentiality through application authentication and authorization; and delivers confidentiality through end-to-end encryption of all exchanges, so that data never travels “in the clear”.  Incorporated in the United States, Validian has offices in the United States and Canada.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties to a communication, thus offering an authentication model for secure data exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts the data within the receiving application.

Our technology provides benefits, by enabling users:

*

to integrate security and transport in all communication and document exchanges through an integrated approach; and

*

to develop and use existing interactive, distributed applications (like e-commerce, e-banking, e-health and e-loyalty) with an integrated security model.

Based on this technology, we have developed the products described below.

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

corporate IT departments that serve their corporation with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the security of communication between applications and over distributed networks; and

*

independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges between their customers’ partners, suppliers and other participants.

Potential customer industrial sectors include, among others:

*

manufacturers in supply management chains;

*

health care providers and suppliers;

*

governments;

*

financial institutions and insurance companies; and

*

software distribution services.

Marketing Strategy and Distribution Channels

We have initiated a marketing program in North America to bring our products to the marketplace. This program has two components: direct and channel sales.

Direct Sales

The direct sales approach entails making high-level contacts within the organizations of target customers to present the benefits and competitive advantages of our products.  Leads to such presentations are generated through existing contacts of management and sales representatives, and through attendance at and participation in specialized e-commerce and computer security trade shows, and the presentation of the benefits of our products in technical seminars attended by personnel with a mandate for application security.

Channel Sales

In order to penetrate the market for our products, we are attempting to partner with value-added resellers ("VARs"), independent marketing representatives (“IMRs”), system integrators (“SIs”), independent software vendors (“ISVs”) and application service providers (“ASPs”).  Potential partners are being identified based upon their ability to penetrate specific markets more easily than we can. We believe major customers also will act as VARs in their sector.

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

Currently, we have agreements with distribution partners in the U.S., Canada and Mexico.

Marketing Analysis

During the year ended December 31, 2004, we utilized the services of industry specialists in the health care, government and  supply chain management sectors. Their mandate was to identify specific areas and a limited number of corporations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territory where most potential clients reside is expected to be in North America, Europe and Asia Pacific.  We retained two sales representatives in the third quarter of 2002 and two sales agents in the fourth quarter of 2002.  We added one sales representative and three sales agents during the second quarter of 2004.  At March 11, 2005 we had a vice president of sales, two sales representatives, one sales agent and one sales support engineer.

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

Our Application Security Infrastructure (ASI)

Our ASI is an application security framework for securing data transport between distributed applications and Web services. ASI is specifically designed to secure communication between distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. ASI delivers messages and files to, and only to, the target destination, and data never travels “in the clear” at any time between applications.

Our Flash Communicator (FC)

Our Flash Communicator (FC) product provides a strong level of security for instant communication and file exchange between authenticated parties.  FC creates “gated communities” of authenticated users.  It offers real-time tools for collaboration between individuals and groups. FC performs encryption of both messages and attachments within its own operation, so that data never travels in the clear at any point in time. Within an FC exchange, all participants are authenticated and messages and large files of most types, including video and audio files, can be transferred encrypted.  We believe that FC is currently the only secure instant messenger residing entirely on USB flash memory devices: the Validian “Flash CommunicatorTM”. FC operates over Validian's Application Security Infrastructure (ASI) and benefits from all the security features of ASI.

Our Software Development Kit (SDK)

We provide an SDK, for rapidly and simply securing data transport between applications through ASI. The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to ASI through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  Our SDK establishes low-level IP addresses and ports, and implements complex security features automatically.  This provides the application with a complete communication security chain, as the ASI protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

Competition

Competitors for the ASI market are different from competitors for the FC market.

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

SSL

Secure Socket Layer (“SSL”) is a browser level protection offered by Netscape and Microsoft and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is a standard widely used across a large number of platforms and systems. However, it relies on a rather weak authentication model, since the browser is not authenticated by the server. This brings a risk of impersonation.

FC Competition

Our FC competes primarily with the following products:

Free Instant Messaging (“IM”)

The major suppliers of individual-class, free and unsecure IM systems are Yahoo!, Microsoft and AOL.

Enterprise-class Secure IM

The enterprise-class secure IM industry is in its infancy. Some suppliers offer products but the installed base is still limited. Suppliers include WireRed, Jabber, Bantu, Sigaba, Yahoo, FaceTime and IBM. AOL and Microsoft also have announced products which are in different states of development.  We believe that we have significant technical competitive advantages over those suppliers and we are positioning to be able to take a portion of this market.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2004	2003

$1,234,042	$997,822

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

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We have filed two patent applications covering certain aspects of our products.  The initial patent applications  cover the U.S. and Canada.  These may be expanded to other countries as and when we penetrate new markets.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection.  We also cannot assure that our technology does not infringe upon the intellectual property rights of others.  In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected.  For more information please see “Risk Factors - We may not be able to protect and enforce our intellectual property rights which could result in the loss of our right, loss of business or increase our costs.” below.

Employees

As at December 31, 2004, we had thirteen full-time employees and contractual personnel, including three executive officers, six sales and marketing staff, two product development personnel, and two in administration.  Eleven are located in Ottawa, Canada, one is located in Washington, DC, one is located in Memphis, Tennessee. In addition, we contract with an independent software development group in Europe, who had twenty-seven individuals deployed to our contract on a full-time basis as at December 31, 2004. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We are a development stage company, and our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. The commercial acceptance of our products is unproven and therefore we may not be able to generate a sufficient number of revenue-paying customers to sustain operations.  Our revenue and income potential are unproven, and our business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving, therefore we may need to continue to modify our business plan to adapt to these changes. As a result of our being in the early stages of development, particularly in the emerging technology industry, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.  As a result, we may never achieve profitability and we may not be able to continue operations if we cannot successfully address the risks associated with early stage development companies in emerging technologies.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future.  Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We incurred an operating loss of $5,709,516 and negative cash flow from operations of $4,323,111 during the year ended December 31, 2004.  During the year ended December 31, 2003, we incurred an operating loss of $2,929,255 and negative cash flow from operations of $955,256.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

We will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.

Our auditors have drawn readers’ attention to the uncertainty of our ability to continue as a going concern.

Our independent certified public accountants have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements.  It states that our ability to continue as a going concern is uncertain due to our history of operating losses and difficulty in generating operating cash flows.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These adjustments might include changes in the possible future recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We will require additional capital to proceed with our business plan.  If we are unable to obtain such capital we will be unable to proceed with our business plan and we will be forced to limit or curtail our operations.

We will require additional working capital to proceed with our business plan. For a discussion of our capital requirements, see the disclosure in "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations.”  We do not currently have a commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all.  Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution.  If we are unable to raise additional financing as required, we will be unable to grow or maintain our current level of business operations and, in fact, we will be forced to limit or curtail our operations.

The loss of any of our key personnel would likely have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued services of our key personnel.  Our loss of any of these key persons most likely would have an adverse effect on our business.  Competition for personnel throughout the industry is intense and we may be unable to retain our current personnel or attract, integrate or retain other highly qualified personnel in the future.  If we do not succeed in retaining our current personnel or in attracting and motivating new personnel, our business could be materially adversely affected.

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

If we are unable to develop market recognition, we may be unable to generate significant revenues and our results of operations may be materially adversely affected.

To attract customers we may have to develop a market identity and increase public awareness of our technology and products. To increase market awareness of our technology and our products, we will continue to make significant expenditures for marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building market recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our technology and our products, which would have a material adverse effect on our results of operations.

We must establish and maintain strategic and other relationships.

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts.  We may need to enter into additional relationships to execute our business plan.  We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms.  If we fail to enter into additional relationships, or maintain our existing relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our security services and communications services than we would otherwise.

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships and on the ability of these parties to market our products successfully.

Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels.  Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our services could harm our business.  If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

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

New products and services developed or introduced by us may not result in any significant revenues.

We must commit significant resources to develop new products and services before knowing whether our investments will result in products and services the market will accept.  The success of new products and services depends on several factors, including proper new definition and timely completion, introduction and market acceptance.  There can be no assurance that we will successfully identify new product and service opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services, or that products, services and technologies developed by others will not render our products, services or technologies obsolete or non-competitive.  Our inability to successfully market new products and services may harm our business.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We rely on a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have registered trademarks in the United States, Canada and Europe and have filed two patent applications, one in Canada and the other in the U.S., for our technology.  Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition.

If we discover that any of our products or technology we license from third parties violates third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering.    In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, this indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently do not have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our products.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

If our electronic security technology were breached, our business would be materially adversely affected.

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

We face restrictions on the exportation of our encryption technology, which could limit our ability to market our products outside of the United States, Canada and Europe.

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

*

unexpected changes in regulatory requirements, export and import restrictions;

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

*

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are, or may in the future have, exercise prices at or below the market price of our stock.  As of March 11, 2005 we have outstanding options and warrants, to purchase a total of 17,054,135 shares of our common stock.  Of these options and warrants, 10,986,833 have exercise prices above the recent market price of $0.45 per share (as of March 11, 2004), and 6,067,302 have exercise prices at or below this recent market price.  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which has no shares remaining for issuance as of March 11, 2005, the second of which has 2,637,698 shares remaining for issuance as of March 11, 2005.  Future options issued under the plan may have further dilutive effects.

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

As of March 11, 2005, we had outstanding 31,434,537 shares of common stock of which approximately 11,310,512 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, including 3,963,512 shares which will become free trading effective June 1, 2005.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

*

whose prices are not quoted on the NASDAQ automated quotation system ; or

*

of issuers with net tangible assets less than:

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

*

to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in the second bullet above; and

*

to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current executive officers, directors and major shareholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 11, 2005, our current executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 35% of the outstanding common stock if they exercised all of the options and warrants held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud.  We periodically assess our system of internal controls to review their effectiveness and identify potential areas of improvement.  These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary.  Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention.  Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. A consequence of these and other inherent limitations of control systems is that there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information, and our image and operating results could be could be harmed, which could have a negative effect on the trading price of our common stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  These consist of inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews.  See “Item 8A.  Controls and Procedures.”

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report.  We are required to comply with Section 404 effective the fiscal year ending December 31, 2006.  Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404.  We expect to devote substantial time and incur costs during fiscal 2005 and fiscal 2006 to implement appropriate controls and procedures to ensure compliance.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

Our Corporate History

We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures.  On January 28, 2003, we changed our name from Sochrys.com Inc. to Validian Corporation.

Item 2.  Description of Properties.

Our Canadian office is located at 30 Metcalfe St., Suite 620, Ottawa, Canada, K1P 5L4. The telephone number is 613-230-7211.  Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342, telephone number (404) 256-1963.

Our Ottawa office is leased from a non-affiliated party under a long-term operating lease. The lease provides shared access to and use of 5,576 square feet. Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2004. On February 25, 2005 the holders of a majority of our common stock passed  stockholders' resolutions approving the following:

(1)

the election of three directors to hold office until the next Annual Meeting of Stockholders or until their successors have been duly qualified and elected;

(2)

the adoption of our Amended and Restated Incentive Equity Plan;

(3)

the adoption of our 2004 Incentive Equity Plan;

(4)

the adoption of an amendment to our Restated Articles of Incorporation, to increase the number of shares of our common stock, par value $0.001 per share, authorized for issuance from 50,000,000 to 100,000,000, and to increase the number of shares of our preferred stock, par value $0.001 per share, authorized for issuance from 5,000,000 to 7,000,000; and

(5)

the appointment of KPMG LLP as our independent certified public accountants for 2004.

As of January 4, 2005, the record date for the meeting, 30,435,153 shares of our common stock were issued and outstanding.

Andre Maisonneuve was elected as director and received 24,765,543 votes for his election, 506,556 votes against and 10,000 votes withheld.  Bruce I. Benn was elected as director and received 24,765,543 votes for his election, 506,556 votes against and 10,000 votes withheld.  Ronald I. Benn was elected as director and received 24,765,543 votes for his election 506,556 votes against, and 10,000 votes withheld.

The adoption of our Amended and Restated Incentive Equity Plan was approved by the holders of our common stock casting 19,470,988 votes in favor of approval, 684,531 votes against and 5,127,080 votes abstaining.

The adoption of our 2004 Incentive Equity Plan was approved by the holders of our common stock casting 19,468,988 votes in favor of approval, 686,531 votes against and 5,127,080 votes abstaining.

The adoption of an amendment to our Restated Articles of Incorporation, to increase the number of shares of our common stock, par value $0.001 per share, authorized for issuance from 50,000,000 to 100,000,000, and to increase the number of shares of our preferred stock, par value $0.001 per share, authorized for issuance from 5,000,000 to 7,000,000 was approved by the holders of our common stock casting 19,617,488 votes in favor of approval, 538,531 votes against and 5,126,580 votes abstaining.

The appointment of KPMG LLP as our independent certified public accountants was approved by the holders of our common stock casting 24,773,593 votes in favor of approval, 508,506 votes against and 500 votes abstaining.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2003
January 1 to March 31	$0.27	$0.07
April 1 to June 30	1.02	0.09
July 1 to September 30	1.00	0.38
October 1 to December 31	1.12	0.80
2004
January 1 to March 31	1.47	0.85
April 1 to June 30	1.35	0.57
July 1 to September 30	0.60	0.33
October 1 to December 31	0.55	0.33
2005
January 1 to March 11	0.78	0.39

On March 11, 2005, the closing price of our common stock was $0.45 per share.

(b)

Holders -- There were approximately 191 holders of record of our common stock as of January 4, 2005, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 11, 2005 was 31,434,537 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I; Item 1:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended March 31, 2004, we issued the following:

*

60,000 shares of our common stock, valued at $63,800, to unrelated parties in consideration for consulting and financing services rendered;

*

6,666,666 shares of our common stock and 3,333,333 Series I warrants to accredited investors pursuant to a private placement.  The Series I warrants are exercisable at $0.90 per share and expire on March 8, 2009;

*

360,000 shares of our common stock to holders of our 12% convertible promissory notes in connection with the settlement of $169,964 in principal amount of our 12% promissory notes, plus accrued interest of $10,036;

*

980,000 of our Series H warrants to holders of our 4% senior subordinated debentures, and 847,500 of our Series H warrants to unrelated parties in consideration for consulting services rendered in relation to the placement of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Company at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006; and

*

180,000 of our Series I warrants, valued at $240,289, to an unrelated party in consideration for financing services rendered in connection with the private placement;

*

$1,400,000 of our 4% senior subordinated debentures to accredited investors. The 4% senior subordinated debentures mature on December 31, 2005 and are convertible into shares of our common stock at a ratio of one share of common stock for each $0.50 of debt converted;

During the three months ended June 30, 2004, we issued the following:

*

10,000 shares of our common stock, valued at $9,000, to an unrelated party in consideration for consulting services rendered;

*

1,974,072 shares of our common stock to holders of our 4% senior subordinated convertible debentures in connection with the conversion of $970,000 in principal amount of our 4% senior subordinated convertible debentures, plus accrued interest of $17,036.

During the three months ended September 30, 2004, we issued the following:

*

184,000 shares of our common stock, valued at $110,400 to holders of our 4% senior subordinated convertible debentures, in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures;

*

508,867 shares of our common stock to holders of our 4% senior subordinated convertible debentures in connection with the conversion of $250,000 in principal amount of our 4% senior subordinated convertible debentures, plus accrued interest of $4,433;

*

104,000 shares of our common stock, on the exercise of 104,000 of our Series F warrants as consideration for the cancellation of $52,000 in accounts payable.

During the three months ended December 31, 2004 there were no sales of unregistered securities.

During the period from January 1 to March 11, 2005, we issued the following:

*

999,384 shares of our common stock to holders of our 4% senior subordinated convertible debentures in connection with the conversion of $480,000 in principal amount of our 4% senior subordinated convertible debentures, plus accrued interest thereon of $19,692;

*

500,000 options to purchase an aggregate of 500,000 shares of our common stock, to employees and non-employees, in consideration of services rendered, and as an incentive to become engaged in full-time employment with the Corporation.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2004 and December 31, 2003. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2005.  Our major initiatives through December 31, 2005 are:

*

obtaining commercial sales of our products, and continuing our current marketing program;

*

developing and improving product agents to perform specialized functions common to many e-commerce sites; and

*

furthering the development of our products.

For more information, please see “Part 1. Item 1: Description of Business - Technology.”

Sales and Marketing Plans:  We started our marketing process during the second quarter of 2000, with our original focus being potential customers located in the United States and Western Europe.  The potential customers and our current marketing program are more fully described in “Part 1. Item 1: Description of Business - The Target Market.”

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  We plan on spending $630,000 on our marketing efforts during the year ended December 31, 2005.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licencing of our products.  We expect to spend approximately $1,385,000 on our sales initiatives, including compensation and travel expenses, during the year ended December 31, 2005.

Our sales and marketing expenditures for the year ended December 31, 2005 are expected to total $2,015,000.

Cost of sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our product licences.  Depending on the success of our sales efforts, we expect to spend $530,000 on compensation, training and related activities during the year ended December 31, 2005.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The cost associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  We estimate that the cost of our product development program during the year ended December 31, 2005 will be $1,185,000.

General and Administrative Expenses:  We expect to spend $990,000 on general and administrative activities during the year ended December 31, 2005.

During the year ended December 31, 2005 we expect to spend a total of $4,720,000, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

Since entering the development stage, we have obtained financing through the private placement of debt, convertible debentures, common stock and warrants, and through the exercise of some of these warrants.     Until such time as we generate sufficient revenues from the licensing of our software applications, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

*

debt instruments, including demand notes and convertible debentures similar to those discussed below in “Liquidity and Capital Resources”;

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.38 per share;

*

exercise of Series ‘E’ warrants at an exercise price of $0.33 per share;

*

exercise of Series ‘F’ warrants at an exercise price of $0.50 per share;

*

exercise of Series ‘G’ warrants at an exercise price of $0.75 per share;

*

exercise of Series ‘H’ warrants at an exercise price of $0.50 per share;

*

exercise of Series ‘I’ warrants at an exercise price of $0.90 per share; or

*

funding from potential clientele or future industry partners.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2004 and with respect to the consolidated balance sheets as at December 31, 2004 and 2003, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2004	2003
Operations Data
Selling, general and administrative	$ 3,058,649	$1,752,725
Research and development	1,234,042	997,822
Depreciation of property and equipment	46,231	4,333
Write-off of prepaid services	322,494	174,375
Write-off of deferred consulting services	1,048,100	--
Other expenses, net	2,307,650	72,645
Net loss	$ 8,017,166	$3,001,900

	Year Ended December 31
	2004	2003
Cash Flows Data
Net cash used in operating activities	$(4,321,111)	$ (955,256)
Net cash used in investing activities	(161,749)	(3,674)
Net cash provided by financing activities	6,686,715	1,348,703
Net increase in cash and cash equivalents	$ 2,201,552	$ 389,773

Balance Sheet Data
Cash	$ 2,747,975	$ 546,423
Total current assets	3,031,493	1,182,383
Property and equipment	139,450	9,166
Deferred financing costs	281,224	491,450
Deferred consulting services	171,187	1,393,873
Total assets	3,623,804	3,076,872
Total current liabilities	1,041,196	1,295,785
Capital lease obligation	10,239	--
Stockholders’ equity	$ 2,572,369	$ 1,781,087

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2004 compared to the fiscal year ended December 31, 2003

Revenue:  We generated no revenues during the year ended December 31, 2004, nor did we generate any revenues during the year ended December 31, 2003.  As of August 1999, we have directed all of our attention towards the completion and marketing of the software applications discussed above.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2004 we incurred a total of $3,058,649, including $2,494,680 in cash-based expenses and $563,969 in stock-based expenses, as compared to $1,752,725, of which $802,080 was cash-based and $950,645 was stock-based expenses, during the year ended December 31, 2003.  There was an overall increase in selling, general and administrative expenses of $1,305,924 (75%), comprised of a $1,692,600 (211%) increase in the cash-based component of this expense, which was partially offset by a $386,676 (41%) decrease in stock-based expenses.  The increase in the cash-based component of selling, general and administrative expenses occurred primarily as a result of the ramp-up of our sales and marketing efforts during the second and third quarters of 2004, which entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of one of our products, our sales and marketing staff was reduced by five during the third and fourth quarters of 2004, with three positions being terminated and one position being redeployed to product development.

We also added two individuals to our administrative staff, one during the second quarter and one during the third quarter of 2004, and incurred higher professional fees, insurance premiums and investor relations costs.  The decrease in the stock-based component of selling, general and administrative expenses occurred primarily as a result of an unusually large number of stock options and warrants being issued to consultants in recognition of their commitment to us in our early stages, during the year ended December 31, 2003, for which there was no comparable transaction during the year ended December 31, 2004.  During the year ended December 31, 2004, the stock-based selling, general and administrative expenses consisted of amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, accrued expense associated with the commitment to grant options, and $110,400 in penalties on the late registration of our common stock underlying our 4% senior convertible debentures.

During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to expand our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   As a result of a delay in the expected release date for this software application, we have scaled back the ramp-up of our sales and marketing program during the fourth quarter of 2004.  Notwithstanding this delay, our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons we have incurred, and will continue to incur, significant sales and marketing expenses in advance of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the year ended December 31, 2004, we spent $1,234,042, including $1,229,661 in cash-based expenses and $4,381 in stock-based compensation expense, as compared to $997,822, of which $662,006 was cash-based and $335,816 was stock-based compensation expense, during the year ended December 31, 2003, in research and development expenses.  There was an overall increase in research and development expenses of $236,220 (24%), comprised of a $567,655 (86%) increase in the cash-based component of this expense, which was partially offset by a $331,435 (99%) decrease in stock-based expense. The increase in the cash-based portion of research and development expenses is due primarily to the expansion of the contract development group from an average of 9 personnel during the year ended December 31, 2003, to an average of 24 personnel during the year ended December 31, 2004.  Additionally we redeployed from sales and marketing to product development, one consultant and two employees, one of whom was subsequently terminated, during the third and fourth quarters of 2004. The decrease in stock-based compensation expense occurred as a result of $335,816 in stock-based compensation on the issuance of options and warrants to consultants in recognition of their commitment to us in our early stages, being reflected in the expense for the year ended December 31, 2003, with no similar transaction occurring during the year ended December 31, 2004.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease.  During the year ended December 31, 2004, we incurred $2,126,574 in interest and financing costs, an increase of $2,066,750 (3,455%) over the $59,824 in interest and financing costs incurred during the year ended December 31, 2003.  Of the $2,126,574 in interest and financing costs incurred during 2004, $2,087,594 relates to our 4% senior subordinated convertible debentures, $37,375 relates to the promissory notes payable, and $1,605 relates to the capital lease.

The $2,087,594 in interest and financing costs associated with our 4% senior subordinated convertible debentures for the year ended December 31, 2004 is comprised of $51,563 of accrued interest charges on the debentures outstanding during the period; $1,552,073 of accretion of debentures payable through charges to interest expense; and $483,958 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,552,073 includes $1,076,151 which represents the unamortized discount that was recognized as interest expense during the year as a result of the conversion of $498,903 in principal of the 4% senior convertible debentures, net of deferred financing costs of $721,097.

During the year ended December 31, 2003 our $59,824 in interest and financing costs related solely to the 12% and 5% promissory notes payable.  The decrease of $22,449 (38%) in interest on promissory notes payable reflects the lower principal balance outstanding during the year ended December 31, 2004 as compared with the year ended December 31, 2003, which occurred as a result of the conversion of promissory notes into common stock of the corporation during the second quarter of 2003 and the first quarter of 2004.  As the transaction involving the issuance of $2,000,000 of 4% senior subordinated convertible debentures and 1,400,000 Series H warrants took place in December 2003 and January 2004, there were no comparable expenses during the year ended December 31, 2003.

Write-off of prepaid services and write-off of deferred consulting services: As a result of completing the $6,000,000 private equity placement, we cancelled a long-term service agreement with an unrelated company during the first quarter of 2004.  The termination of this agreement resulted in the cancellation of 4,000,000 Series F warrants, which were issued by us during September 2003, which entailed the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the year ended December 31, 2003.

Loss on extinguishment of debt: During the year ended December 31, 2004, we settled promissory notes and accrued interest totaling $180,000, through the issuance of 360,000 shares of our common stock.  We recorded a loss in connection with this transaction, representing the difference between the market value of the shares issued at the time of the settlement, and the amount which would have been paid had the debt been settled in cash.

Depreciation of property and equipment: Depreciation of property and equipment was $46,231 during the year ended December 31, 2004, an increase of $41,898 (967%), over the $4,333 charged to depreciation expense during the year ended December 31, 2003.    This increase occurred as a result of the addition of $176,515 in new capital assets during the year ended December 31, 2004.

Net Loss: We incurred a loss of $8,017,166 ($0.29 per share) for the year ended December 31, 2004, compared to a loss of $3,001,900 ($0.16 per share) for the year ended December 31, 2003.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

to be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Liquidity and Capital Resources

General:  Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

We do not expect to generate commercial revenues during the three months ended March 31, 2005.  We anticipate commercial revenues commencing during the second quarter of 2005, however we cannot be assured that this will be the case.  Our initial revenues are expected to come from pilot projects which demonstrate the benefits of our software applications.  During the year ended December 31, 2004 our contract software application development group was expanded by 17, and we added two employees to the product development department in order to engage in more in-depth testing of our applications.  We also added seven sales and marketing personnel, of which two were terminated in November 2004 as a result of a delay in the expected release date of one of our software applications.  In addition, we added two administrative personnel to our staff.  We do not expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

We have sufficient cash reserves, based on our current level of expenditures, to fund operations until the middle of the third quarter of 2005.  In the event that we are not successful in raising sufficient additional capital by approximately the end of the second quarter of 2005 we will have to severely reduce all of our expenditures.  This may result in significant delays in, or possibly precluding, the generation of sufficient revenues from the licensing of our products to generate positive cash flows from operations.

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

During the year ended December 31, 2004, we issued 4% convertible debentures and 980,000 Series H warrants, for gross proceeds of $1,400,000, and we completed a private placement of 6,666,666 common shares and 3,333,333 Series I warrants for gross proceeds of $6,000,000, in order to fund current and future operations.  Also during the year ended December 31, 2004, we issued 70,000 shares of our common stock, valued at $72,800 (average of $1.04 per common share) to an unrelated company in consideration for consulting and financial services rendered, and we agreed to grant 150,000 stock option to consultants for services rendered.  In respect of these options, $54,965 has been included in accrued liabilities, and $50,584 and $4,381 has been included in selling, general and administrative expense and research and development expense, respectively.  A total of 104,000 Series F warrants were exercised for gross proceeds of $52,000 during the year ended December 31, 2004.  These funds were used to cancel an account payable owing to the holder of the exercised warrants.  We have not entered into any off-balance sheet arrangements which would have provided the Corporation with a source of capital.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications.  In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in, and to expand the scope of, this effort.  The objective of this program is to secure pilot projects and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During the year ended December 31, 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2005.

Item7.

Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2004 and 2003

Page

Auditors’ Report to the Board of Directors

30

Consolidated Balance Sheets as at December 31, 2004 and 2003

31

Consolidated Statements of Operations for the years ended

December 31, 2004 and 2003 and for the period from

August 3, 1999 to December 31, 2004

32

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the six years ended December 31, 2004

33

Consolidated Statements of Cash Flows for the years ended December

31, 2004 and 2003 and for the period from August 3, 1999 to

December 31, 2004

37

Notes to Consolidated Financial Statements

38

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Fax (613) 212-2896
Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from August 3, 1999 to December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended and the period from August 3, 1999 to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2004, and has incurred a loss for the year, as well as negative cash flow from operating activities in the same period. The Company has accumulated a deficit and its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants

Ottawa, Canada

March 24, 2005

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2004 and 2003

(In U.S. dollars)

__________________________________________________________________________________________________________

2004

2003

__________________________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

2,747,975

$

 546,423

Accounts receivable (note 12(b))

42,518

–

Prepaid expenses

283,968

635,960

__________________________________________________________________________________________________________

3,031,493

1,182,383

Property and equipment (note 3)

139,450

9,166

Deferred financing costs (note 4)

281,224

491,450

Deferred consulting services

171,187

1,393,873

$

3,623,804

$

3,076,872

__________________________________________________________________________________________________________

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable

$

154,621

$

630,793

Accrued liabilities (note 8(c))

255,089

198,707

Promissory notes payable (note 5)

296,321

466,285

4% Senior subordinated convertible debentures (note 6)

332,073

–

Current portion of capital lease obligation (note 7)

3,092

–

__________________________________________________________________________________________________________

1,041,196

1,295,785

Capital lease obligation (note 7)

10,239

–

Stockholders’ equity:

Common stock ($0.001 par value.  Authorized 50,000,000

   shares; Issued and outstanding 30,435,153 shares in 2004

   and 20,567,548 shares in 2003 (note 8(a))

30,434

20,566

Preferred stock ($0.001 par value.  Authorized 5,000,000

   shares; issued and outstanding Nil shares in 2004

   and 2003)

–

–

Additional paid-in capital

19,620,601

10,822,021

Deficit accumulated during the development stage

(17,050,232)

(9,033,066)

Retained earnings prior to entering development stage

21,304

21,304

Treasury stock (7,000 shares in 2004 and 2003 at cost)

(49,738)

(49,738)

__________________________________________________________________________________________________________

2,572,369

1,781,087

Guarantees and commitments (note 12)

Subsequent events (note 17)

$

3,623,804

$

3,076,872

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003 and the period from August 3, 1999 to December 31, 2004

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2004

2003

2004

__________________________________________________________________________________________________________

Expenses:

Selling, general and administrative (note 11)

$

3,058,649

$

1,752,725

$

7,270,048

Research and development

1,234,042

997,822

5,667,944

Depreciation of property and equipment

46,231

4,333

240,833

Write-off of prepaid services

322,494

174,375

496,869

Write-off of deferred consulting services

1,048,100

–

1,048,100

Gain on sale of property and equipment

–

–

(7,442)

Write-off of accounts receivable

 –

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

__________________________________________________________________________________________________________

5,709,516

2,929,255

14,782,318

__________________________________________________________________________________________________________

Loss before the undernoted

(5,709,516)

(2,929,255)

(14,782,318)

Other income (expenses):

Interest income

34,831

–

34,831

Gain (loss) on extinguishment of debt (note 5)

(198,000)

–

93,507

Interest and financing costs (notes 4 and 9)

(2,126,574)

(59,824)

(2,356,617)

Other

(17,907)

(12,821)

(39,635)

__________________________________________________________________________________________________________

(2,307,650)

(72,645)

(2,267,914)

__________________________________________________________________________________________________________

Net loss

$  (8,017,166)

$   (3,001,900)

$(17,050,232)

__________________________________________________________________________________________________________

Loss per common share before extraordinary

   item - basic and diluted (note 10)

$

(0.29)

$

(0.16)

__________________________________________________________________________________________________________

Loss per common share after extraordinary

   item - basic and diluted (note 10)

$

(0.29)

$

(0.16)

__________________________________________________________________________________________________________

Weighted average common shares outstanding

27,779,177

18,461,267

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the six years ended December 31, 2004

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 1998	61,333	$ 61	$ 23,058	$ 30,080	$ –	$ (7,426)	$ –	$ 45,773
Issued for mining claims	92,591	92	27,408	–	–	–	–	27,500
Issued for cash	3,000,000	3,000	27,000	–	–	–	–	30,000
Reverse acquisition	8,459,000	8,459	21,541	–	–	–	–	30,000
Fair value of warrants issued to unrelated parties	–	–	130,000	–	–	–	–	130,000
Shares issued upon exercise of warrants	380,000	380	759,620	–	–	–	–	760,000
Share issuance costs	–	–	(34,750)	–	–	–	–	(34,750)
Comprehensive loss:							–
Net loss	–	–	–	(8,776)	(743,410)	–	–	(752,186)
Currency translation adjustment	–	–	–	–	–	11,837	–	11,837
Comprehensive loss								(740,349)
Balances at December 31, 1999	11,992,924	11,992	953,877	21,304	(743,410)	4,411	–	248,174

Shares issued upon exercise of warrants	620,000	620	1,239,380	–	–	–	–	1,240,000
Share issuance costs	–	–	(62,000)	–	–	–	–	(62,000)
Acquisition of common stock	–	–	–	–	–	–	(49,738)	(49,738)
Comprehensive loss:
Net loss	–	–	–	–	(2,932,430)	–	–	(2,932,430)
Currency translation adjustment	–	–	–	–	–	(40,401)	–	(40,401)
Comprehensive loss								(2,972,831)
Balances at December 31, 2000	12,612,924	12,612	2,131,257	21,304	(3,675,840)	(35,990)	(49,738)	(1,596,395)
Shares issued in exchange for debt	2,774,362	2,774	2,216,715	–	–	–	–	2,219,489
Fair value of warrants issued to unrelated parties	–	–	451,500	–	–	–	–	451,500
Comprehensive loss:
Net loss	–	–	–	–	(1,448,485)	–	–	(1,448,485)
Currency translation adjustment	–	–	–	–	–	62,202	–	62,202
Comprehensive loss								(1,386,283)
Balances at December 31, 2001	15,387,286	15,386	4,799,472	21,304	(5,124,325)	26,212	(49,738)	(311,689)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the six years ended December 31, 2004

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$ (5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary (note 2(j))	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,448
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

Fair value of stock purchase

   options issued to unrelated

   parties for services

Relative fair value of warrants

   issued to investors in

   conjunction with 4% senior

   subordinated convertible

   debentures

Intrinsic value of beneficial

   conversion feature on 4%

   convertible debentures

    issued to unrelated parties

	– – –	– – –	597,102 355,186 244,814	– – –	– – –	– – –	– – –	597,102 355,186 244,814
Net loss and comprehensive loss	–	–	–	–	(3,001,900)	–	–	(3,001,900)
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$ (49,738)	$ 1,781,087

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the six years ended December 31, 2004

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$ (49,738)	$ 1,781,087
Shares issued in exchange for debt (notes 5 and 8(a))	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures (notes 6 and 8(a))	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (note 6)	–	–	(721,097)	–	–	–	–	(721,892)
Shares issued pursuant to private placement of common shares and warrants (note 8(a) and 8(b))	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services (note 8(a))	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures (note 8(a))	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services (note 8(b))	–	–	809,750	–	–	–	–	809,750

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the six years ended December 31, 2004

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures (notes 6 and 8(b))	–	–	861,522	–	–	–	–	861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties (note 6)	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	$ 30,434	$19,620,601	$ 21,304	$ (17,050,232)	$ -	$(49,738)	$ 2,572,369

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003 and the period from August 3, 1999 to December 31, 2004

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2004

2003

2004

__________________________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(8,017,166)

$

(3,001,900)

$

(17,050,232)

Items not involving cash:

Depreciation of property and equipment

46,231

4,333

240,833

Non-cash consulting fees (note 8)

457,950

1,286,461

1,946,186

Non-cash interest expense

2,124,969

59,824

2,58,093

Non-cash penalties

110,400

–

110,400

Write-off of prepaid services

322,494

174,375

496,869

Write-off of deferred consulting services

1,048,100

–

1,048,100

Currency translation adjustment on liquidation

   of investment in foreign subsidiary

–

–

(26,212)

Gain on sale of property and equipment

–

–

(7,442)

Loss (gain) on extinguishment of debt

198,000

–

(93,507)

Write-off of accounts receivable

–

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

Change in non-cash operating working

   capital (note 15)

(614,089)

521,651

1,715,266

__________________________________________________________________________________________________________

Net cash used in operating activities

(4,323,111)

(955,256)

(9,195,680)

Cash flows from investing activities:

Additions to property and equipment

(161,749)

(3,674)

(485,269)

Proceeds on sale of property and equipment

–

–

176,890

Cash pledged as collateral for operating lease

–

–

(21,926)

__________________________________________________________________________________________________________

Net cash used in investing activities

(161,749)

(3,674)

(330,305)

Cash flows from financing activities:

Issuance of promissory notes

–

803,203

3,108,731

Repayment of promissory notes

–

–

(16,000)

Capital lease repayments

(1,435)

–

(1,435)

Issuance of 4% senior subordinated

  convertible debentures (note 6)

1,400,000

600,000

2,000,000

Debt issuance costs

(177,279)

(54,500)

(231,779)

Increase in due from related party

–

–

12,575

Issuance of common stock

6,000,000

–

8,030,000

Share issuance costs

(534,874)

–

(631,624)

Acquisition of common stock

–

–

(49,738)

__________________________________________________________________________________________________________

Net cash provided by financing activities

6,686,715

1,348,703

12,220,730

Effects of exchange rates on cash and cash equivalents

–

–

18,431

__________________________________________________________________________________________________________

Net increase in cash and cash equivalents

2,201,552

389,773

2,713,176

Cash and cash equivalents, beginning of period

546,423

156,650

34,799

__________________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

2,747,975

$

546,423

$

2,747,975

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

1.

General:

Validian Corporation (the “Corporation”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Corporation underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Corporation have been devoted to the development of a high speed, highly secure method of transacting business using the internet, and to marketing initiatives designed to position the Corporation within the marketplace.  Prior to August 3, 1999, the Corporation provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet.  As the Corporation commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Validian Corporation and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A.

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has an accumulated deficit of $17,050,232 as at December 31, 2004, and has incurred a loss of $8,017,166 and negative cash flow from operations of $4,323,111 for the year then ended, and, as of December 31, 2005, the 4% senior subordinated convertible debentures will have reached maturity, at which time any unconverted balance plus accrued interest thereon, will become payable.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $4.7 million for the year ending December 31, 2005. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Corporation’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and the exercise of previously-issued equity instruments.  The

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

Corporation’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Corporation’s position and or results of operations and could also result in the Corporation’s ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

Even if successful in obtaining financing in the near term, the Corporation cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by issuing additional equity or by obtaining credit facilities.  The Corporation’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products and the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Corporation.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(e)

Leases:

Leases are classified as either capital or operating in nature.  Capital leases are those which substantially transfer the benefits and risk of ownership to the Corporation.  Assets acquired under capital leases are depreciated on a straight-line basis over the term of the lease, being 4 years.  Obligations recorded under capital leases are reduced by the principal portion of lease payments.  The imputed interest portion of lease payments is charged to expense.

(f)

Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the 4% senior subordinated convertible debenture financing.  The costs are being amortized over the two year term of the debentures.

(g)

Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet. These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

(h)

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(i)

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

(j)

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

During 2002, Evolusys S.A. became an inactive subsidiary of the Corporation.  As a result of this change in status, it was reclassified as an integrated foreign operation and the temporal method was adopted commencing in the period of the change.  Consequently, the currency translation adjustment account was crystallized and reported in other income.  The translated amounts for non-monetary items at the end of the period during which the subsidiary became inactive became the historical basis for those items in the period of the change and subsequent periods.  The resulting foreign exchange gains or losses for monetary items were included in the statement of operations.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(k)

Stock-based compensation:

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.  As of December 31, 2004, no options have been granted to employees.  Furthermore, there are no expenses on a fair value basis to be recognized in the years ended December 31, 2004 and 2003 as a result of previous option grants.  As such, the pro forma net loss and basic and diluted net loss per share as calculated in accordance with SFAS No. 123 are equal to the net loss reported in the consolidated statement of operations for both the years ended December 31, 2004 and 2003.

(l)

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(m)

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

3.

Property and equipment:

			2004
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 99,826	$ 32,084	$ 67,742
Furniture and equipment	65,071	12,756	52,315
Leasehold improvements	10,632	3,236	7,396
Equipment under capital lease	14,766	2,769	11,997
	$ 190,295	$ 50,845	$ 139,450

2003
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 12,741	$ 4,527	$ 8,214
Furniture and equipment	1,039	87	952
	$ 13,780	$ 4,614	$ 9,166

During the year ended December 31, 2004, property and equipment were acquired at an aggregate cost of $176,515 (2003 - $3,674) of which $14,766 (2003 – $nil) was acquired by means of a capital lease and $161,749 (2003 - $3,674) was acquired through cash purchases.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

4.

Deferred financing costs:

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	2004	2003
Balance, beginning of year	$ 491,450	--
Additions	994,829	$ 491,450
Amortization	(483,958)	--
Financing costs transferred to additional paid in capital
on conversion of $1,120,000 in principal value of the
4% senior subordinated convertible debentures into
common shares of the Corporation (note 6)	(721,097)	--
	$ 281,224	$ 491,450

During January 2004, the Corporation issued a total of $1,400,000 in principal amount of 4% senior subordinated convertible debentures, as a continuation of the $600,000 in 4% senior subordinated convertible debentures issued during December 2003 (note 6).  In connection with the placement of the debentures, the Corporation incurred costs of $994,829 during the year ended December 31, 2004 (2003 - $491,450) of which $840,050 (2003 - $414,450) was financed through the issuance of the Corporation’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

5.

Promissory notes payable:

	2004	2003

Promissory notes payable, bearing interest at 12%
due on demand, unsecured	$ 296,321	$ 466,285

	$ 296,321	$ 466,285

During the year ended December 31, 2004, the Corporation settled promissory notes in the amount of $169,964, plus accrued interest of $10,036, which was included in accrued liabilities, through the issuance of 360,000 common shares of the Corporation (note 8(a)).  In connection with this transaction, the Corporation recorded a loss on the extinguishment of debt of $198,000.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

6.

4% Senior subordinated convertible debentures:

On January 26 and January 30, 2004, the Corporation issued $650,000 and $750,000, respectively (2003 - $600,000), in 4% senior subordinated convertible debentures, which mature on December 31, 2005.  Under the terms of the debentures, the holder may, at any time, convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.50 of debt converted.  At maturity, any principal plus accrued interest which has not been converted into common stock by the holder, may be repaid by the Corporation, at its option, either in cash or in common shares of the Corporation, at a ratio of one common share for each $0.50 of debt outstanding.  The conversion ratio will change if the price of future equity issuances is below $0.50.

Holders of the debentures were also granted 980,000 Series H warrants to purchase common stock of the Corporation (note 8(b)), at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $861,522, representing the relative fair value of the Series H warrants at the issuance date, has been allocated to the warrants and recorded as additional paid-in capital.

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

During the year ended December 31, 2004, holders of the debentures exercised the conversion feature and converted a total of $1,220,000 in principal, and $21,469 in accrued interest which was included in accrued liabilities, into 2,482,939 common shares of the Corporation (Note 8(a)).  Deferrred financing costs of $721,097 (note 4) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $520,372.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures at December 31, 2004 is $780,000.

During the year ended December 31, 2004, the Corporation accreted the debentures payable through charges to interest expense totaling $1,552,073 (2003 – $nil).  Included in this amount is $1,076,151, which represents the unamortized discount that was recognized as interest expense during the year ended December 31, 2004 as a result of the conversion of debentures into common shares of the Corporation.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

6.

4% Senior subordinated convertible debentures (continued):

The following table sets forth the financial statement presentation of the debentures issued at December 31, 2004 and 2003, the accretion of the 4% senior subordinated convertible debentures, the principal converted into common shares of the Corporation, and the balance allocated to 4% senior subordinated convertible debentures:

	2004	2003

Cumulative proceeds 4% senior subordinated convertible
debentures	$ 2,000,000	$ 600,000
Allocated to additional paid-in capital for:
980,000 Series H warrants	(1,216,708)	(355,186)
Beneficial conversion feature	(783,292)	(244,814)
Proceeds allocated to 4% senior subordinated convertible
debentures upon issuance	--	--
Accretion of the 4% senior subordinated convertible
debentures as a charge to interest and financing costs	1,552,073	--
Principal converted into common shares of the Corporation	(1,220,000)	--

Balance allocated to 4% senior subordinated convertible
debentures, end of year	$ 332,073	$ --

As the 4% senior subordinated convertible debentures will reach maturity and become payable effective December 31, 2005, they have been classified as a current liability at December 31, 2004.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

7.

Capital lease obligation:

During April, 2004, the Corporation entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

	2004	2003
Year ended December 31:
2005	$ 6,015	$ --
2006	6,015	--
2007	6,015	--
2008	1,504	--
Total minimum lease payments	19,549	--
Less amount representing interest, at 23.9%	(6,218)	--
Present value of net minimum lease payments	13,331	--
Current portion of capital lease obligation	3,092	--
	$ 10,239	$ --

8.

Stockholders’ equity:

(a)

Common stock transactions:

On March 8, 2004, the Corporation completed a private placement for 6,666,666 common shares and 3,333,333 Series I warrants (note 8(b)), for proceeds of $6,000,000.  Share issuance costs of $775,163, of which $240,289 were incurred through the issuance of Series I warrants, were incurred with respect to the private placement.

During the year ended December 31, 2004, the Corporation issued 40,000 shares of its common stock, valued at $42,500, to an unrelated company in consideration for consulting services rendered prior to December 31, 2004.

In connection with the issuance of the 4% senior convertible debentures (note 6), the Corporation issued 30,000 shares of its common stock, valued at $30,300, to an unrelated company in consideration of financing fees, which has been included in deferred financing costs and is being expensed on a straight-line basis over the term to maturity of the debentures.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(a)  Common stock transactions (continued):

During the year ended December 31, 2004, the Corporation issued 2,482,939 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $1,241,469 of debenture principal and accrued interest (note 6).  Deferred financing costs of $721,097 (note 4), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $520,372.

Also during the year ended December 31, 2004, the Corporation issued 184,000 shares of its common stock, valued at $110,400, in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures.

In addition, the Corporation issued 360,000 shares of its common stock in connection with the settlement of $169,964 of its 12% promissory notes plus accrued interest of $10,036  (note 5).

During the year ended December 31, 2004, the Corporation issued 104,000 shares of its common stock in connection with the exercise of 104,000 of the Series F warrants (note 8(b)) in consideration for the cancellation of $52,000 in accounts payable.

(b)

Transactions involving stock purchase warrants:

In connection with the placement of its 4% senior subordinated convertible debentures (note 6), the Corporation issued 1,827,500 Series H warrants, as follows:  847,500 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 980,000 Series H warrants were issued to the holders of the debentures.  The Series H warrants entitle the holders to purchase a total of 1,827,500 common shares of the Corporation at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  The exercise price will change if the price of future equity issuances is below $0.50.  $809,750, representing the fair value of the Series H warrants issued in relation to financing services, has been included in deferred financing costs, and is being charged to expense on a straight-line basis over the term of the debentures.

As stated in note 6, $861,522, representing the relative fair value of the Series H warrants issued to the debenture holders, has been charged to additional paid-in capital.  The fair value of the Series H warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.28%; expected volatility of 189%, and an expected life of 3 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

In connection with the private placement of 6,666,666 common shares of the Corporation (note 8(a)), the Corporation issued a total 3,513,333 Series I warrants during the year ended December 31, 2004, as follows:  3,333,333 Series I warrants were issued to the investors in the private placement; and 180,000 Series I warrants were issued to an unrelated party in consideration for financing services rendered in connection with the private placement.  The Series I warrants entitle the holders to purchase a total of 3,513,333 common shares of the Corporation at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.  The exercise price will change if the price of future equity issuances is below $0.90.  The fair value of the Series I warrants issued in relation to financing services is $240,289, calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.74%; expected volatility of 177%, and expected life of 5 years.

During the year ended December 31, 2004, 4,000,000 of the Series F warrants were cancelled in consideration for the termination of a long-term service agreement, resulting in the write-off of prepaid services and deferred consulting services of $322,494 and $1,048,100, respectively.

Also during the year ended December 31, 2004, 104,000 of the Series F warrants were exercised, for 104,000 shares of the Corporation’s common stock (note 8(a)), in consideration for the cancellation of $52,000 in accounts payable.

On December 31, 2004, 320,000 Series B warrants expired.

Following is a description of stock purchase warrants outstanding at December 31, 2004 and 2003:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2004	2003

Series B	$3.00	December, 2004	--	320,000
Series E	0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,896,000	8,000,000
Series G	0.75	September, 2005	400,000	400,000
Series H	0.50	December, 2006	2,727,500	900,000
Series I	0.90	March, 2009	3,513,333	--
			12,691,833	11,775,000

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options:

During the year ended December 31, 2004, the Corporation agreed to grant 150,000 stock options to non-employees to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options vested on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date, subject to early forfeiture in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  These options were issued in March, 2005 (note 17).

A liability in the amount of $54,965 has been included in accrued liabilities at December 31, 2004 based on the fair value of the options granted as consideration for services rendered in connection with these agreements.  Related expenses of $50,584 and $4,381 have been included in selling, general and administrative expenses, and research and development, respectively, for the year ended December 31, 2004.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.77%; expected volatility of 167%; and an average expected life of 4.14 years.   On March 8, 2005, 150,000 stock options were issued in settlement of this liability.

During the year ended December 31, 2003, the Corporation granted 3,912,302 stock options to non-employees in consideration for consulting services rendered.  These stock options entitle the holders to purchase 3,912,302 common shares of the Corporation at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008.  An expense of $93,098 and $504,004 was included in research and development and selling, general and administrative expense, respectively, which reflected the fair value of the options, which was calculated using the Black Scholes option-pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.64%; expected volatility of 139%; and expected life of 5 years.  At December 31, 2004, all of these options remain outstanding.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years 2004 and 2003.

	2004	2003

Selling, general and administrative	$ 453,569	$ 950,645
Research and development	4,381	335,816

Total stock-based compensation included in expenses	$ 457,950	$ 1,286,461

In addition to the above, $110,400 in stock-based expense incurred in relation to penalties on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures (note 8(a)), has been included in selling, general and administrative expenses for the year ended December 31, 2004 (2003 - $nil).

9.

Interest and financing costs:

The following table sets forth the charges to interest and financing costs during the years ended December 31, 2004 and 2003:

	2004	2003

Interest and financing costs relating to 4% senior convertible
debentures:	$ 51,563	--
Accrued interest	1,552,073	--
Accretion of the debentures payable (note 6 )	483,958	--

	2,087,594

Accrued interest on 12% promissory notes	37,375	$ 49,482
Accrued interest on 5% promissory notes	--	10,342
Interest portion of capital lease payments	1,605	--

Total interest and financing costs	$ 2,126,574	$ 59,824

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2004 and 2003, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

	2004	2003

Stock options	3,912,302	3,912,302
Series B stock purchase warrants	--	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,896,000	8,000,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,727,500	900,000
Series I stock purchase warrants	3,513,333	--

	16,604,135	15,687,302

11.

Related party transactions:

Included in selling, general and administrative expenses for the year ended December 31, 2004, is $10,000 in administrative charges and $6,229 in reimbursable expenses paid to a company controlled by two of the Corporation’s officers and directors.

As discussed in note 12(b), the Corporation also entered into an agreement to sublease excess office space to a related company.

12.

Guarantees and Commitments:

a)

Guarantee

The Corporation has entered into an agreement that contains features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Corporation to make payments (either in cash, financial instruments, other assets, common stock of the Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

The Corporation has the following guarantee that is subject to the disclosure requirements of FIN 45:  In the normal course of business, the Corporation entered into a lease agreement for facilities.  As the lessee, the Corporation agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Corporation has liability insurance that relates to the indemnification described above.

Historically, the Corporation has not made any significant payments related to the above-noted indemnity and accordingly, no liability has been accrued in the financial statements.

b)

Commitment

During April, 2004, the Corporation entered into a lease agreement for office space.  Minimum annual rent payable under this contract is approximately as follows:

2005	$ 69,450
2006	23,150
Total	$ 92,600

Effective July 1, 2004, the Corporation also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of the Corporation being also an officer and director of the other company.  Included in accounts receivable is $14,181 (2003 - $nil) in rent receivable pursuant to this sublease agreement.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the year ended December 31, 2004 was $95,816 (2003 - $nil).

13.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and promissory notes payable approximates fair value due to the short term to maturity of these instruments.

The carrying value of the capital lease obligation approximates fair value due to the fact that it was negotiated close to the year end.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

14.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2004	2003
Deferred tax asset:
Net operating loss carryforwards	$ 2,842,000	$ 1,413,000
Capital loss carryforwards	1,050,000	1,050,000
Financing fees	12,000	20,000
Total gross deferred tax asset	3,904,000	2,483,000

Valuation allowance	3,904,000	2,483,000

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $Nil (2003 - $Nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2003 - 34%) to the net loss as a result of the following:

	2004	2003
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (2,725,836)	$ (1,020,646)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	1,421,000	560,000
Compensation expense	107,000	397,000
Interest and financing costs	663,000	--
Write-off of prepaid services	110,000	59,000
Write-off of deferred consulting services	356,000	--
Loss on extinguishment of debt	67,000	--
Other	1,836	4,646

	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

14.

Income taxes (continued):

The Corporation has net operating losses of $8,360,000 (2003 - $4,155,000) which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2004	4,205,000
$ 8,360,000

15.

Change in non-cash operating working capital:

	2004	2003

Accounts receivable	$ (42,518)	$ --
Prepaid expenses	(113,883)	19,563
Accounts payable	(424,172)	449,884
Accrued liabilities	(33,516)	52,204

	$ (614,089)	$ 521,651

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2004, nor during the year ended December 31, 2003.  Interest paid in cash during the years ended December 31, 2004 and December 31, 2003 were $1,605 and $nil, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2004	2003

Conversion of 4% senior subordinated convertible debentures
and accrued interest, net of deferred financing costs
of $721,097	$ 520,372	$ --
Conversion of promissory notes and accrued interest	180,000	1,457,564
Debt issuance costs	840,050	436,950
Share issuance costs	240,289	--
Issuance of 104,000 shares of the Corporation’s common stock on the exercise of 104,000 Series F warrants, in consideration
for the cancellation of $52,000 in accounts payable	52,000	--
Increase in capital lease obligation	14,766	--

Total	$ 1,847,477	$ 1,894,514

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

(In U.S. dollars)

17.

Subsequent events:

During January and February, 2005, holders of the 4% senior subordinated convertible debentures converted a total of $331,341 in principal and $19,692 in accrued interest, net of deferred financing costs of $148,659, into 999,384 common shares of the Corporation.  In connection with these conversions, the Corporation will record interest and financing costs of  $259,823, which represents the unamortized discount at the time of conversion.

On March 8, 2005 the Board of Directors gave approval for the granting of 500,000 stock options to employees and consultants under the Corporation’s 2004 Incentive Equity Plan.  150,000 of these options were granted to consultants in respect of services provided during 2004, and the related expense, based on the fair value of the options, was accrued at December 31, 2004 (note 8(c)).  50,000 of the options were forfeited effective March 8, 2005 as a result of the termination of the related consulting agreement on November 30, 2004.  The remaining 350,000 options were granted to employees, and include the following provisions:  all of the options vested immediately upon issuance; 250,000 had an exercise price of $0.90; 100,000 had an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009.  All of the options granted under the Corporation’s 2004 Incentive Equity Plan contain a provision for early forfeiture in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.

On March 21, 2005, the Corporation’s Restated Articles of Incorporation were amended to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance from 50,000,000 to 100,000,000, and to increase the number of shares of preferred stock, par value $0.001 per share, authorized for issuance from 5,000,000 to 7,000,000.

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

In connection with the audit of the our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  These consist of inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

Our size has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to inadequate supervision and segregation of duties.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Dr. André Maisonneuve

63

Director, Chairman, President and

Chief Executive Officer

André Maisonneuve has been a Director, Chairman, President, and Chief Executive Officer since January 2002, and in addition to these positions was Chief Financial Officer and Secretary from January 2002 until February 2004.  Prior to this, he was Director, Executive Vice President and Secretary from July 2001 until January 2002. He oversees key management and strategic decisions as well as marketing and sales activities, and interacts with major customers and suppliers to define the marketing and development strategies, focusing on customers’ requirements. He has over 30 years of experience in launching and managing information technology companies, both private and public. Prior to joining Validian in 1999, from 1998 to 1999, he was Executive Vice President with Chataqua Inc., a computer based learning company. From 1995 to 1998, he was Director General of CESAM, a multi media industry consortium. From 1990 to 1995, he was Chairman of ADGA Inc., a software developer for computer based learning. From 1987 to 1990, he was Chief Executive Officer of Telemus Electronics, a defense-electronics company selling core technology and products to the U.S. Navy and large defense contractors such as Lockheed Martin, Teledyne Technologies and Ericsson. From 1985 to 1987, he was an Executive Vice President at ACDS, where he was instrumental in implementing an international distribution network for a publicly held spatial-database company, where customers included EDS, Atlanta Gas and IBM. From 1970 to 1985, he founded and managed CEGIR, an international information-technology and management-consulting company with customers in 14 countries and links with the major international development banks.  He has a Ph.D. in Engineering and is a graduate of Harvard Graduate Business School.

Bruce I. Benn

51

Director,  Executive Vice President and

Secretary

Bruce Benn joined the Company in 1999 and has been a Director, Executive Vice President and Secretary since February 2004.  He oversees all aspects of corporate finance and has been principally responsible for arranging the $16 million of capital investment for the Company from 1999 to date. Since 1989, he is the President, Director and co-founder of Capital House, a boutique investment bank that has provided and /or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

Ronald I. Benn

50

Director, Chief Financial Officer and

Treasurer

Ron Benn was appointed a Director, Chief Financial Officer and Treasurer of the Company in February 2004. He is a co-founder, Officer and Director of Capital House Corporation since 1989.  He was recently Chief Financial Officer of Coast Software Inc., a position he held from September 2000 to February 2004 and where he was directly involved in raising more than $7 million in capital. Since 1995, he also has been a Director of Telemus Electronics. From 1995 until 2000 he was Chief Financial Officer of DevX Energy, Inc., a publicly traded company on the NASDAQ exchange. He has 22 years' experience in senior finance positions, having begun his career in 1980 with Clarkson Gordon (now Ernst & Young) in the audit department. He holds a Chartered Accountant designation with the Institute of Chartered Accountants of Ontario (1982), and Bachelor of Commerce (Honours) degree from the University of Windsor, in Windsor, Canada and Bachelor of Science degree from Carleton University in Ottawa, Canada. Ron Benn is the brother of Bruce Benn.

Each of our officers serves a term of one year or until his successor is appointed.

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee and as a result provides the functions of an audit committee.  As such, our board has not yet appointed an audit committee financial expert.  We believe that our board of directors, taken as a whole, has the financial, accounting and other relevant education and experience necessary to qualify as an audit committee financial expert under Item 401(e) of Regulation S-B  At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2004.

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer No other executive officer serving at the end of the past fiscal year received total annual salary and bonus in excess of $100,000 during the past fiscal year in all capacities in which the person served.

Summary Compensation Table

Annual Compensation					Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compensa- tion
Maisonneuve, André Director, Chairman, President and Chief Executive Officer *	2004 2003 2002	100,353 79,500 70,375	0 0	0 0	0 0	0 230,578 0	0 0	0 0

*   Became Director, Executive Vice President and Secretary in July, 2001.  In   addition, Mr. Maisonneuve served as Chairman, President, Chief Executive Officer, and Chief Financial Officer from January, 2002 to February, 2004.

There were no grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year to the executive officer listed above.

The following table sets forth information with respect to the executive officer listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

(a) Name	(b) Shares Acquired on Exercise (#)	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/ Unexercisable	(e) Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/ Unexercisable
Maisonneuve, André	0	0	1,005,000/0	$100,500/0

(1)  Calculated based on $0.43 per share of common stock, the closing bid price of our common stock on December 31, 2004.

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no awards under our long-term incentive plans during the last fiscal year to the executive officer listed above.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

In April, 2004, we entered into an employment agreement with Andre Maisonneuve, our chief executive officer.  Pursuant to the agreement, Mr. Maisonneuve receives a base salary of Cdn $135,000 per annum.  Annual performance bonuses may be paid at the discretion of management, and are subject to the achievement of pre-established performance criteria.  The term of the agreement continues indefinitely until terminated in accordance with the terms of the agreement.

The employment agreement provides that we may terminate the employment agreement for any reason upon providing Mr. Maisonneuve six months’ notice, or a payment in lieu of notice in an amount equal to six months of base salary plus unused vacation.  Any payments are deemed to be inclusive of all entitlements under the Ontario Employment Standards Act.  We may terminate the employment agreement at any time without notice, or payment in lieu of notice, for just cause.  In addition, Mr. Maisonneuve may terminate the employment agreement at any time upon providing six weeks’ notice.

Following a triggering event, Mr. Maisonneuve may, within 30 days after his actual knowledge of a change of control, consider himself terminated and be entitled to a payment of 12 months’ base salary.  A triggering event includes (1) any person becoming the beneficial owner of more than 50% of our voting shares; (2) any resolution being passed or any action or proceeding being taken with respect to the liquidation, dissolution or winding up of our company; or (3) our amalgamation, consolidation or merger with another corporation.

The agreement includes a noncompetition covenant pursuant to which for a period of one year from the effective date of termination of the employment agreement, howsoever caused, Mr. Maisonneuve may not (1) be directly or indirectly engaged in any company or firm who competes in the business of secure data transfer; (2) intentionally act in any manner that is detrimental to the relations between us and our dealers, distributors, VARs, IMRs, customers, employees or others; or (3) directly or indirectly solicit any of our customers, distributors, VARs, IMRs, or be connected with any person, firm or corporation soliciting or servicing any of our customers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related     Stockholder Matters.

The following table sets forth information as of March 11, 2005, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

  Number of Shares

  of Common Stock

  Beneficial Owner

Beneficially Owned

Outstanding  (1)

Bruce Benn* (2) (6) (7)

3,080,000

10.0%

Waycross Corp.  (3)

3,400,000

11.2%

29 Rue des Deux Communes

1226 Thonex-Geneva

Switzerland

Valdosta Corp. (2)

3,400,000

11.2%

P.O. Box 30592

Cayside, 2nd Floor, Harbour Drive

Georgetown, Grand Cayman

Cayman Islands, BWI

Echo Technologies S.A. (4)

2,183,788

6.8%

Rte. de St. Cergue

297-1260 Nyon-Switzerland

Henrik Olsen*(4)

2,183,788

6.8%

André Maisonneuve* (5)

1,662,500

5.4%

Ron Benn* (6)

575,500

1.8%

All Executive Officers and Directors

 As a Group

8,506,788 (7)

25.6%

__________________________________________________________________________________________________________

*Executive Officer and/or a Director.

(1)

Based upon 31,434,537 shares of common stock issued and outstanding as of March 11, 2005 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

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

(7)

Includes (a) 2,650,000 shares owned of record by Valdosta Corporation, (b) 100,000 shares of common stock issuable pursuant to warrants held of record by Capital House Corporation, and (c) 300,000 shares issuable upon exercise of warrants held directly by Bruce Benn.  See footnotes (2) and (6).

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 11, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	$ 0.38	2,637,698
Equity compensation plans not approved by security holders	--	--	--
Total	7,000,000	$ 0.38	2,637,698

We have issued options pursuant to our Amended and Restated Incentive Equity Plan, which was adopted by our board of directors and became effective on May 30, 2003.  The plan, as amended and restated, was approved by our stockholders on February 25, 2005.  The amended and restated plan is administered by the board of directors, who has the authority to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 3,912,302 shares of common stock were reserved for issuance under the terms of the Amended and Restated Incentive Equity Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,912,302 shares of our common stock to non-employees in consideration for consulting services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008, provided the holder remains engaged by us as of that date, with provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 3,912,302 options originally granted under this plan, none were exercised as of March 2, 2005, and 1,310,000 will be forfeited if not exercised on or before March 30, 2005.

On December 15, 2004, the board of directors adopted the 2004 Incentive Equity Plan, which was approved by our stockholders on February 25, 2005.  The 2004 Incentive Equity Plan is administered by the board of directors, who has the authority to grant stock options and stock appreciation rights to our officers, employees and consultants, and to establish the option vesting schedule.  A total of 3,087,698 shares of common stock are reserved for issuance under the terms of the 2004 Incentive Equity Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 150,000 shares of our common stock to non-employees in consideration for consulting services rendered, entitling the holders to purchase shares of our common stock at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  These options vested on various dates between October 1, 2004 and November 24, 2004, and will be exercisable for a period of five years commencing from the grant date  In March, 2005, we also granted options to purchase a further 350,000 shares of our common stock to employees.  These options entitle holders to purchase shares of our common stock at exercise prices as follows:  100,000 at $0.50; and 250,000 at $0.90.  These options vested immediately upon issuance, and are exercisable until various dates between March 31, 2009 and December 31, 2009.  All options granted under our 2004 Incentive Equity Plan include provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date.

Item 12.  Certain Relationships and Related Transactions.

Included in selling, general and administrative expenses for the year ended December 31, 2004, is $10,000 in administrative charges and $6,229 in reimbursable expenses paid to a company controlled by two of our officers and directors.   During the year ended December 31, 2004, we also recorded $14,181 in sublease payments receivable pursuant to a sublease arrangement with a company for which one of our officers and directors is also an officer and director. During the year ended December 31, 2003, there were no related party transactions.

Item 13.

  Exhibits

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note (1)
4.8	Form of 4% Convertible Debenture (1)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission
10.8 21.1	Employment Agreement with Andre Maisonneuve * List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

___________________________________________

*

Denotes management contract

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

 (4)

Previously filed as an Exhibit to our Amended Proxy Statement, filed with the Commission on January 12, 2005 and incorporated herein by reference.

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

Item 14.

  Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2004 fiscal year	Fees billed for 2003 fiscal year
Audit fees	$ 28,110	$ 14,326
Audit-related fees	$ 43,538	$ 14,350

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

Audit-related fees were incurred in relation to our quarterly reports on Form 10-QSB and our Forms SB2, which were filed in connection with the registration of the common stock underlying our 4% senior subordinated convertible debentures and our private placement of common stock and warrants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:

/s/   André Maisonneuve

André Maisonneuve

President, and Chief Executive Officer

Dated: April 13, 2005.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   André Maisonneuve

André Maisonneuve

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 13, 2005.

/s/   Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and Director

(principal financial and accounting officer)

Dated:  April 13, 2005

/s/   Bruce Benn

Bruce Benn

Executive Vice President, Secretary and Director

Dated:  April 13, 2005

Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note (1)
4.8	Form of 4% Convertible Debenture (1)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission
10.8 21.1	Employment Agreement with Andre Maisonneuve * List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

_______________________________

*      Denotes management contract

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

(4)

Previously filed as an Exhibit to our Amended Proxy Statement, filed with the Commission on January 12, 2005 and incorporated herein by reference.