Form 10KSB/A
period 2004-12-31
VALIDIAN CORP
filed 2005-04-22
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

AMENDMENT NO. 1

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

Explanatory Note

This Form Amendment No. 1 on 10-KSB/A is being filed to correct typographical errors in the following line items in “Item 7.  Financial Statements”:  (1) prepaid expenses and total current assets for 2004 in the consolidated balance sheet; (2) Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares in the consolidated statements of changes in stockholders’ equity (deficiency) and comprehensive loss for 2004; and (3) non-cash interest expense for the period August 3, 1999 to December 31, 2004 and net cash provided by financing activities for 2004 in the consolidated statements of cash flows.  These typographical errors were also corrected in “Selected Financial Data” in “Item 6.  Management’s Discussion and Analysis or Plan of Operation.”

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2004

Table of Contents

Page No.

Cautionary Notice Regarding Forward-Looking Statements

4

Part I

Item 1.

Description of Business.

5

Item 2.

Description of Properties.

19

Item 3.

Legal Proceedings.

19

Item 4.

Submission of Matters to a Vote of Security Holders.

19

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

21

Item 6.

Management's Discussion and Analysis or Plan of Operation.

23

Item 7.

Financial Statements.

29

Item 8.

Changes In and Disagreement With Accountants on Accounting and

Financial Disclosure.

59

Item 8A.

Controls and Procedures.

59

Item 8B.

Other Information

59

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

60

Item 10.

Executive Compensation.

61

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

64

Item 12.

Certain Relationships and Related Transactions.

66

Item 13.

Exhibits.

67

Item 14

Principal Accountant Fees and Services.

67

Signatures

69

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

	Year Ended December 31
	2004	2003
Operations Data
Selling, general and administrative	$ 3,058,649	$1,752,725
Research and development	1,234,042	997,822
Depreciation of property and equipment	46,231	4,333
Write-off of prepaid services	322,494	174,375
Write-off of deferred consulting services	1,048,100	--
Other expenses, net	2,307,650	72,645
Net loss	$ 8,017,166	$3,001,900

	Year Ended December 31
	2004	2003
Cash Flows Data
Net cash used in operating activities	$(4,321,111)	$ (955,256)
Net cash used in investing activities	(161,749)	(3,674)
Net cash provided by financing activities	6,686, 412	1,348,703
Net increase in cash and cash equivalents	$ 2,201,552	$ 389,773

Balance Sheet Data
Cash	$ 2,747,975	$ 546,423
Total current assets	3,031, 943	1,182,383
Property and equipment	139,450	9,166
Deferred financing costs	281,224	491,450
Deferred consulting services	171,187	1,393,873
Total assets	3,623,804	3,076,872
Total current liabilities	1,041,196	1,295,785
Capital lease obligation	10,239	--
Stockholders’ equity	$ 2,572,369	$ 1,781,087

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

31

Consolidated Balance Sheets as at December 31, 2004 and 2003

32

Consolidated Statements of Operations for the years ended

December 31, 2004 and 2003 and for the period from

August 3, 1999 to December 31, 2004

33

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the six years ended December 31, 2004

34

Consolidated Statements of Cash Flows for the years ended December

31, 2004 and 2003 and for the period from August 3, 1999 to

December 31, 2004

38

Notes to Consolidated Financial Statements

39

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

__________________________________________________________________________________________________________

2004

2003

__________________________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

2,747,975

$

 546,423

Accounts receivable (note 12(b))

42,518

–

Prepaid expenses

241,450

635,960

__________________________________________________________________________________________________________

3,031, 943

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the six years ended December 31, 2004

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$ (49,738)	$ 1,781,087
Shares issued in exchange for debt (notes 5 and 8(a))	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures (notes 6 and 8(a))	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (note 6)	–	–	(721,097)	–	–	–	–	(721, 097 )
Shares issued pursuant to private placement of common shares and warrants (note 8(a) and 8(b))	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services (note 8(a))	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures (note 8(a))	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services (note 8(b))	–	–	809,750	–	–	–	–	809,750

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

2, 3 58,093

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

6,686, 412

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

During the year ended December 31, 2004, holders of the debentures exercised the conversion feature and converted a total of $1,220,000 in principal, and $21,469 in accrued interest which was included in accrued liabilities, into 2,482,939 common shares of the Corporation (Note 8(a)).  Deferred financing costs of $721,097 (note 4) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $520,372.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures at December 31, 2004 is $780,000.

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

Item 13.

  Exhibits

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note (1)
4.8	Form of 4% Convertible Debenture (1)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8 21.1	Employment Agreement with Andre Maisonneuve * (5) List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

  (5)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on April 14, 2005 and incorporated herein by reference.

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

Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of 12% Promissory Note (1)
4.8	Form of 4% Convertible Debenture (1)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8 21.1	Employment Agreement with Andre Maisonneuve * (5) List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

(5)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on April 14, 2005 and incorporated herein by reference.