Form 10QSB
period 2005-03-31
VALIDIAN CORP
filed 2005-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

31,434,537 Shares of the issuer’s Common Stock were outstanding as of May 12, 2005

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 1,863,171	$ 2,747,975
Accounts receivable (note 11(b))	56,876	42,518
Prepaid expenses	233,758	241,450
	2,153,805	3,031,943

Property and equipment, net of accumulated depreciation of $72,711
(December 31, 2004 - $50,845)	136,883	139,450
Deferred financing costs (note 3)	92,125	281,224
Deferred consulting services	140,977	171,187

Total assets	$ 2,523,790	$ 3,623,804
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 7(c)) Promissory notes payable (note 4)	$ 283,223 296,321	$ 409,710 296,321
4% Senior subordinated convertible debentures (note 5) Current portion of capital lease obligation (note 6)	170,019 3,244	332,073 3,092
Total current liabilities	752,807	1,041,196

Capital lease obligation (note 6 )	9,254	10,239
Total liabilities	762,061	1,051,435
Stockholders’ Equity:
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 31,434,537 and 30,435,153 shares at March 31, 2005 and December 31, 2004, respectively.)	31,433	30,434
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at March 31, 2005 and at December 31, 2004)	--	--
Additional paid in capital	20,025,599	19,620,601
Deficit accumulated during the development stage	(18,266,869)	(17,050,232)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2005 and December 31, 2004, at cost)	(49,738)	(49,738)

Total stockholders’ equity	1,761,729	2,572,369

Guarantees and Commitments (note 11)
Subsequent events (note 13)
Total liabilities and stockholders’ equity	$ 2,523,790	$ 3,623,804

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2005 and 2004

And for the Period from August 3, 1999 to March 31, 2005

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2005	2004	2005
Operating expenses (income):
Selling, general and administrative (note 11(b))	$509,773	$ 578,241	$7,779,821
Research and development	322,849	222,299	5,990,793
Depreciation	21,866	1,864	262,699
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	322,494	496,869
Write-off of deferred consulting services	--	1,048,100	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	854,488	2,172,998	15,636,806

Loss before the undernoted	(854,488)	(2,172,998)	(15,636,806)

Other income (expenses):
Interest income	10,769	--	45,600
Gain (loss) on extinguishment of debt	--	(198,000)	93,507
Interest and financing costs (note 8)	(372,276)	(320,497)	(2,728,893)
Other	(642)	(10,337)	(40,277)
	(362,149)	(528,834)	(2,630,063)

Net loss	$(1,216,637)	$(2,701,832)	$(18,266,869)

Loss per share – basic and diluted (note 9)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding during period	31,176,543	22,599,196

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

And for the Period from August 3, 1999 to March 31, 2005

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (1,216,637)	$(2,701,832)	$ (18,266,869)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	21,866	1,864	262,699
Non-cash compensation expense	30,209	163,933	1,976,395
Non-cash interest and financing expense	371,490	320,497	2,729,583
Non-cash penalties	--	--	110,400
Write-off of prepaid services	--	322,494	496,869
Write-off of deferred consulting services	--	1,048,100	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	--	198,000	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(14,358)	(5,208)	(45,113)
Prepaid expenses	7,692	(70,487)	(155,438)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	(64,934)	(251,677)	1,849,395
Net cash used in operating activities	(864,672)	(974,316)	(10,060,352)

Cash flows from investing activities:
Additions to property and equipment	(19,299)	(14,144)	(504,568)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(19,299)	(14,144)	(349,604)

Cash flows from financing activities:
Capital lease repayments	(833)	--	(2,268)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	6,000,000	8,030,000
Share issuance costs	--	(420,000)	(631,624)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	--	3,108,731
Issuance of 4% senior subordinated convertible debentures	--	1,400,000	2,000,000
Debt issuance costs	--	(123,852)	(231,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by financing activities	(833)	6,856,148	12,219,897

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(884,804)	5,867,688	1,828,372

Cash and cash equivalents:
Beginning of period	2,747,975	546,423	34,799
End of period	$1,863,171	$ 6,414,111	$1,863,171

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2005. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has an accumulated deficit of $18,266,869 as at March 31, 2005, and has incurred a loss of $1,216,637 and negative cash flow from operations of $864,672 for the three months then ended.  Additionally, as of December 31, 2005, the 4% senior subordinated convertible debentures will have reached maturity, at which time any unconverted balance plus accrued interest thereon, will become payable.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Company obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $4.7 million for the year ending December 31, 2005.  In the event the Company cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and the exercise of previously-issued equity instruments.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Company’s position and or results of operations and could also result in the Company ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

March 31, 2005

(Unaudited)

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

(c)  Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the 4% senior subordinated convertible debenture financing.  The costs are being amortized over the two year term of the debentures.

(d)  Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expense immediately.

(e)  Stock based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

2.  Significant accounting policies (continued)

(e)  Stock based compensation (continued):

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss, as reported	$(1,216,637)	$(2,701,832)
Add stock-based employee compensation expense included
in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all awards	(161,585)	--
Pro forma net loss	$(1,378,222)	$(2,701,832)

Earnings per share:
Basic and diluted - as reported	$(0.04)	$(0.12)
Basic and diluted – pro forma	$(0.04)	$(0.12)

3.  Deferred financing costs

The following table sets forth the change in deferred financing costs:

	March 31, 2005	December 31, 2004
Balance, beginning of period	$ 281,224	$ 491,450
Additions	--	994,829
Amortization	(40,440)	(483,958)
Financing costs transferred to additional paid in capital on conversion of $480,000 (year ended December 31, 2004 - $1,220,000) in principal value of the 4% senior subordinated convertible debentures into common shares of the Company (note 5)	(148,659)	(721,097)
Balance, end of period	$ 92,125	$ 281,224

During December, 2003 and January, 2004, the Company issued a total of $2,000,000 in principal amount of 4% senior subordinated convertible debentures (note 5).  In connection with the placement of the debentures, the Company incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Company’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

4.  Promissory Notes Payable

	March 31, 2005	December 31, 2004
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 296,321

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures

On December 30, 2003, and on January 26 and January 30, 2004, the Company issued $600,000, $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which mature on December 31, 2005.  Under the terms of the debentures, the holder may, at any time, convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.50 of debt converted.  At maturity, any principal plus accrued interest which has not been converted into common stock by the holder, may be repaid by the Company, at its option, either in cash or in common shares of the Company, at a ratio of one common share for each $0.50 of debt outstanding.  The conversion ratio will change if the price of future equity issuances is below $0.50.

Holders of the debentures were also granted 1,400,000 Series H warrants to purchase common stock of the Company at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,216,708, representing the relative fair value of the Series H warrants at the issuance date, was allocated to the warrants and recorded as additional paid-in capital.

At the date of issuance, the conversion feature of the debentures was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $783,292.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.

The 4% senior subordinated convertible debentures are being accreted to their face value through periodic charges to interest expense over the term of the debentures.

During the three months ended March 31, 2005, holders of the debentures exercised the conversion feature and converted a total of $480,000 in principal, and $19,692 in accrued interest which was included in accounts payable and accrued liabilities, into 999,384 common shares of the Company (Note 7(a)).  Deferred financing costs of $148,659 (note 3) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $351,033.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures as at March 31, 2005 is $300,000. (December 31, 2004 - $780,000).

During the three months ended March 31, 2005, the Company accreted the debentures payable through charges to interest expense totaling $317,946.  Included in this amount is $259,823, which represents the unamortized discount that was recognized as interest expense during the three months ended March 31, 2005 as a result of the conversion of debentures into common shares of the Company (Note 7(a)).

The following table sets forth the financial statement presentation of the debenture proceeds on issuance:

Cumulative proceeds 4% senior subordinated convertible debentures	$2,000,000
Allocated to additional paid-in capital for:
1,400,000 Series H warrants	(1,216,708)
Beneficial conversion feature	(783,292)
Proceeds allocated to 4% senior subordinated convertible debentures upon issuance	$ --

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures (continued)

The following table sets forth the changes in the financial statement presentation of the balance allocated to 4% senior subordinated convertible debentures at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Balance allocated to 4% senior subordinated convertible debentures,
beginning of period	$ 332,073	$ --
Accretion of the 4% senior subordinated convertible debentures
As a charge to interest and financing costs during the period	317,946	1,552,073
Principal converted into common shares of the Corporation during the period	(480,000)	(1,220,000)
Balance allocated to 4% senior subordinated convertible debentures, end of period	$ 170,019	$ 332,073

As the 4% senior subordinated convertible debentures will reach maturity and become payable effective December 31, 2005, they have been classified as a current liability at March 31, 2005 and December 31, 2004.

6. Capital lease obligation

During April, 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2005	$ 4,466
2006	5,955
2007	5,955
2008	1,489
Total minimum lease payments	17,865
Less amount representing interest, at 23.9%	5,367
Present value of net minimum lease payments	12,498
Current portion of capital lease obligation	3,244
$ 9,254

7.  Stockholders’ Equity

a)  Common stock transactions

During the three months ended March 31, 2005, the Company issued 999,384 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $499,692 of debenture principal and accrued interest (note 5).  Deferred financing costs of $148,659 (note 3), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to shareholders’ equity of $351,033.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

7.  Stockholders’ Equity (continued)

b)  Transactions involving stock purchase warrants

There were no transactions involving stock purchase warrants during the three months ended March 31, 2005.

Following is a description of stock purchase warrants outstanding at March 31, 2005 and December 31, 2004:

			Outstanding	Outstanding
	Exercise		March 31,	December 31,
	Price	Expiry	2005	2004
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,896,000	3,896,000
Series G	0.75	September, 2005	400,000	400,000
Series H	0.50	December, 2006	2,727,500	2,727,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			12,691,833	12,691,833

c)

Transactions involving stock options

During the three months ended March 31, 2005, the Company granted 500,000 stock options to employees and consultants under the Company’s 2004 Incentive Equity Plan. 150,000 of these options were granted to consultants in respect of services provided during 2004, and 350,000 options were granted to employees.

The options granted to consultants give them the right to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options vested on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date, subject to early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  In connection with these options, a liability in the amount of $54,965 was included in accrued liabilities at December 31, 2004, based on the fair value of the options at their grant date, and related expenses of $50,584 and $4,381 were included in selling, general and administrative expenses, and research and development expenses, respectively, for the year ended December 31, 2004.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.77%; expected volatility of 167%; and an average expected life of 4.14 years.  50,000 of these options were forfeited effective March 8, 2005 as a result of the termination of the related consulting agreement on November 30, 2004.

The 350,000 options granted to employees include the following provisions:  all of the options vested immediately upon issuance; 250,000 have an exercise price of $0.90; 100,000 have an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.  In accordance with the Company’s policy in respect of options granted to employees (note 2(e)), there has been no compensation expense recorded in connection with these options, as the market value of the underlying stock at the grant date did not exceed their exercise price.   The fair value of these options at date of grant was $161,585, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 170%; and an average expected life of 4.29 years.

During the three months ended March 31, 2005, 1,310,000 of the 3,912,302 stock options granted to non-employees during 2003 were forfeited.

d)

Stock-based compensation

Included in selling, general and administrative expenses for the three months ended March 31, 2005 is $30,209 (2004 - $163,933) in stock-based compensation, relating to the amortization of prepaid consulting fees recorded in 2003 on the issuance of warrants as compensation for services to be rendered.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

8.  Interest and financing costs

The following table sets forth the charges to interest and financing costs during the three months ended March 31, 2005 and March 31, 2004:

	2005	2004
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 4,336	$ 15,912
Accretion of the debentures payable (note 5)	317,946	141,868
Amortization of deferred financing costs (note 3)	40,440	152,157
	362,722	309,937
Accrued interest on 12% promissory notes	8,768	10,560
Interest portion of capital lease payments	786	--
Total interest and financing costs	$ 372,276	$ 320,497

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	March 31, 2005	March 31, 2004
Stock options	3,052,302	3,912,302
Series B stock purchase warrants	--	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,896,000	4,000,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,727,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	15,744,135	17,028,135

10.  Related party transactions

As discussed further in note 11(b), the Company subleases excess office space to a related party.

Included in selling, general and administrative expenses for the three months ended March 31, 2004, is $10,000 in administrative charges payable to a corporation controlled by two of the Company’s officers and directors.  Included in accounts payable and accrued liabilities at March 31, 2004, was $113,076 in respect of administrative expenses payable to this corporation, of which $103,076 was with respect to services rendered during the period from October 2001 to January 2004, which period was prior to the corporation becoming a related party to the Company.  There were no transactions with this corporation during the three months ended March 31, 2005.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

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

Historically, the Company has not made any significant payments related to the above-noted indemnity and accordingly, no liability related to the contingent feature of this guarantee has been accrued in the financial statements.

b)  Commitment

During April, 2004 the Company entered into a lease agreement for office space.  Minimum annual rent payable under this contract is approximately as follows:

2005	$ 51,564
2006	22,917
Total	$ 74,481

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $21,109 (December 31, 2004 - $14,181) in rent receivable pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $7,867 (2004 - $nil).  The anticipated remaining sublease income is approximately as follows:  2005 - $22,194; and 2006 - $9,864.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the three months ended March 31, 2005, net of sublease income was $27,270 (2004 - $nil).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

12.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2005, nor during the three months ended March 31, 2004.   Interest paid in cash during the three months ended March 31, 2005 and March 31, 2004 were $786 and $nil, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the three months ended March 31, 2005 and March 31, 2004:

	2005	2004

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $148,659	$ 351,033	$ --
Conversion of promissory notes and accrued interest	--	180,000
Debt issuance costs	--	868,964
Share issuance costs	--	327,591
Elimination of $54,965 in accrued liabilities through the granting
of 150,000 stock options to consultants for services rendered during 2004	54,965	--
Total	$ 405,998	$1,376,555

13.  Subsequent events

On April 22, 2005, the Company granted 300,000 stock options to an employee under the Company’s 2004 Incentive Equity Plan.  150,000 of the options vested immediately upon issuance, and 150,000 will vest upon the achievement of certain predefined goals.

In April, 2005, the Company entered into an agreement with an unrelated company to provide consulting services for a three-month period commencing April 1, 2005, for which the Company is committed to pay a fee of $10,000 per month.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2004 Consolidated Financial Statements and updated in note 2 to our March 31, 2005 Interim Consolidated Condensed Financial Statements.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2005 Interim Consolidated Condensed Financial Statements.

Revenue recognition:

We have not recorded any revenues to date.  At such time as we enter into revenue generating contracts with customers, we will recognize revenue when title has passed, persuasive evidence of an arrangement exists, performance has occurred, the amount of the contract is determinable, customer specified test criteria have been met and the earnings process is complete.

Long-lived assets:

We perform impairment tests on our long-lived assets if events or changes in circumstances indicate that an impairment loss may have occurred.  We estimate the useful lives of capital assets and deferred charges based on the nature of the asset, historical experience and the terms of any supplier contracts.  The valuation of long-lived assets is based on the amount of future net cash flows these assets are estimated to generate.  Revenue and expense projections are based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful lives or valuation of long-lived assets resulting in a change to depreciation or amortization expense and impairment charges.

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

Stock based compensation:

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for awards granted to employees, and has adopted the disclosure requirements of SFAS No. 123.

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss, as reported	$(1,216,637)	$(2,701,832)
Add stock-based employee compensation expense included
in net loss	--	--
Deduct total stock-based employee compensation expense
Determined under the fair value-based method for all awards	(161,585)	--
Pro forma net loss	$(1,378,222)	$(2,701,832)

Earnings per share:
Basic and diluted - as reported	$(0.04)	$(0.12)
Basic and diluted – pro forma	$(0.04)	$(0.12)

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue:  We generated no revenues during the three months ended March 31, 2005, nor did we generate any revenues during the three months ended March 31, 2004.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended March 31, 2005 we incurred a total of $509,773, including $479,564 in cash-based expenses and $30,209 in stock-based expenses, as compared to $578,241, of which $414,308 was cash-based and $163,933 was stock-based expense, during the three months ended March 31, 2004.  There was an overall decrease in selling, general and administrative expenses of $68,468 (12%), comprised of a $133,724 (82%) decrease in the stock-based component, which was partially offset by a $65,256 (16%) increase in the cash-based component of this expense.  The increase in the cash-based component of selling, general and administrative expenses occurred primarily as a result of the ramp-up of our sales and marketing efforts commencing during the second quarter of 2004, which initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of one of our products, our sales and marketing staff was reduced by five during the third and fourth quarters of 2004, with three positions being terminated and two positions being redeployed to product development.  Cash-based administrative expenses were also higher during the three months ended March 31, 2005 as compared with the three months ended March 31, 2004, primarily as a result of the addition of one new administrative employee in February and another in August, 2004, increased occupancy costs and the costs relating to our annual general meeting which was held in February, 2005, for which there was no comparable cost during the three months ended March 31, 2004.

The stock-based component of selling, general and administrative expense for the three month periods ended March 31, 2005 and 2004 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003. This amortization was lower during the three months ended March 31, 2005 as a result of the cancellation of a long-term service agreement during the first quarter of 2004, which reduced the amortization of the related prepaid expense during subsequent periods.  Additionally, prepaid fees relating to another contract became fully amortized during the fourth quarter of 2004.

During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to ramp up our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   As a result of a delay in the expected release date for this software application, we scaled back the ramp-up of our sales and marketing program during the fourth quarter of 2004.  Notwithstanding this delay, our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons we have incurred, and will continue to incur, significant sales and marketing expenses in advance of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended March 31, 2005, we incurred $322,849 developing our software applications, which represents an increase of $100,550 (45%) from the $222,299 we incurred during the three months ended March 31, 2004.  This 45% increase is due primarily to the expansion of the contract development group from an average of 17 personnel during the three months ended March 31, 2004, to an average of 26 personnel during the three months ended March 31, 2005.  Additionally, we redeployed from sales and marketing to product development, one consultant and two employees, one of whom was subsequently terminated, during the third and fourth quarters of 2004.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the three months ended March 31, 2005, we incurred $372,276 in interest and financing costs, an increase of $51,779 (16%) over the $320,497 in interest and financing costs incurred during the three months ended March 31, 2004.  Of the $372,276 in interest and financing costs we incurred during the three months ended March 31, 2005, $362,722 relates to our 4% senior subordinated convertible debentures, $8,768 relates to promissory notes payable, and $786 relates to the capital lease.  The $362,722 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended March 31, 2005 is comprised of:  $4,336 of accrued interest charges on the debentures outstanding during the period; $317,946 of accretion of debentures payable through charges to interest expense; and $40,440 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $317,946 includes $259,823 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $331,341 in principal of our 4% senior convertible debentures, net of deferred financing costs of $148,659.

The $320,497 we incurred in interest and financing costs during the three months ended March 31, 2004 is comprised of $309,937 relating to our 4% senior subordinated convertible debentures, and $10,560 in accrued interest on the 12% promissory notes.  The $309,937 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended March 31, 2004 is comprised of:  $15,912 of accrued interest charges on the debentures outstanding during the period; $141,868 of accretion of debentures payable through charges to interest expense; and $152,157 of amortization of deferred financing costs.

The decrease of $11,576 (73%) in accrued interest charges on the debentures outstanding during the period occurred as a result of a lower principal balance outstanding during the three months ended March 31, 2005 as compared with the three months ended March 31, 2004, due to the conversion of a total of $1,700,000 in principal during the second and third quarters of 2004 and the first quarter of 2005.  The increase of $176,078 (124%) in accretion of debentures payable during the three months ended March 31, 2005 as compared with the three months ended March 31, 2004, occurred primarily as a result of $259,823 in unamortized discount on the conversion of debentures payable during the three months ended March 31, 2005, for which there was no comparable transaction during the three months ended March 31, 2004.  This increase was partially offset by a reduction in accretion for debentures outstanding during the period, which occurred because of there being a lower principal balance of debentures payable during the three months ended March 31, 2005, on which accretion was calculated for the period.  The decrease of $111,717 (73%) in amortization of deferred financing costs also occurred as a result of the lower principal balance for which the charge was made, due to the conversion of $1,700,000 in principal subsequent to the three months ended March 31, 2004.

The decrease of $1,792 (17%) in accrued interest on 12% promissory notes occurred as a result of the conversion of $169,964 in principal balance of the notes during the three months ended March 31, 2004, which reduced interest charges for periods subsequent to the conversion.  As the capital lease was entered into during the second quarter of 2004, there was no interest on capital lease for the three months ended March 31, 2004.

Write-off of prepaid services and write-off of deferred consulting service:  As a result of completing the $6,000,000 private equity placement during the first quarter of 2004, we cancelled a long-term service agreement with an unrelated company during the three months ended March 31, 2004.  The termination of this agreement resulted in the cancellation of 4,000,000 Series F warrants, issued by us during September 2003, which entailed the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the three months ended March 31, 2005.

Loss on extinguishment of debt:  During the three months ended March 31, 2004, we settled promissory notes and accrued interest totaling $180,000, through the issuance of 360,000 shares of our common stock.  We recorded a loss in connection with this transaction, representing the difference between the market value of the shares issued at the time of the settlement, and the amount which would have been paid had the debt been settled in cash.  There was no comparable event during the three months ended March 31, 2005.

Net Loss: We incurred a loss of $1,216,637 ($0.04 per share) for the three months ended March 31, 2005, compared to a loss of $2,701,832 ($0.12 per share) for the three months ended March 31, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users;

*

successfully develop related software applications; and

*

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

We have had no commercial revenues to date, nor do we expect to generate commercial revenues during the three months ended June 30, 2005.  We anticipate commercial revenues commencing during the third quarter of 2005, however we cannot be assured that this will be the case.  Our initial revenues are expected to come from pilot projects which demonstrate the benefits of our software applications.  We did not hire additional personnel during the three months ended March 31, 2005, nor do we expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

We have sufficient cash reserves, based on our current level of expenditures, to fund operations until the middle of the third quarter of 2005.  In the event that we are not successful in raising sufficient additional capital by approximately the end of the second quarter of 2005, we will have to severely reduce all of our expenditures.  This may result in significant delays in, or possibly precluding, the generation of sufficient revenues from the licensing of our products to generate positive cash flows from operations.

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

During the three months ended March 31, 2005, we granted 150,000 stock options, valued at $54,965, to consultants for services rendered during 2004.  The granting of these options resulted in the elimination of $54,965 in accrued liabilities.   The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in, and to expand the scope of, this effort.  The objective of this program is to secure pilot projects and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  During the first quarter of 2005, we continued the scale-back of our sales and marketing program which was commenced in the fourth quarter of 2004, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 999,384 shares of its common stock to holders of its 4% senior subordinated debentures in connection with the conversion of $499,692 of debenture principal and interest.

During the three months ended March 31, 2005, pursuant to Section 4(2) of the Securities Act, the Company granted options to purchase 500,000 shares of common stock to employees and non-employees in consideration of services rendered and as an incentive to become engaged in full-time employment with the Company.  All of these options vested immediately; other details are as follows:

# of options	Exercise price	Date of expiry
50,000	$0.50	March 31, 2009
50,000	0.95	March 31, 2009
25,000	0.50	April 30, 2009
25,000	0.90	April 30, 2009
25,000	0.95	April 30, 2009
25,000	0.50	May 31, 2009
50,000	0.90	May 31, 2009
250,000	0.90	December 31, 2009
500,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company hereby incorporates by reference the disclosure included in "Item 4. Submission of Matters to a Vote of Security Holders" in its Form 10-KSB/A for the year ended December 31, 2005.

ITEM 6.  EXHIBITS

(a)  Exhibits.

10.1	Employment agreement with Andre Maisonneuve* (1)
10.2	Employment agreement with Bruce Benn* (1)
10.3	Employment agreement with Ronald Benn* (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*     Denotes management contract

(1)  Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No 000-28423, filed with the Commission on May 12, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:   /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: May 19, 2005

By:   /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  May 19, 2005