Form 10QSB
period 2005-06-30
VALIDIAN CORP
filed 2005-08-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

31,593,019 Shares of the issuer’s Common Stock were outstanding as of August 5, 2005

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 1,129,190	$ 2,747,975
Accounts receivable (note 11(b))	25,514	42,518
Prepaid expenses	191,216	241,450
	1,345,920	3,031,943

Property and equipment, net of accumulated depreciation of $94,228
(December 31, 2004 - $50,845)	118,069	139,450
Deferred financing costs (note 3)	47,959	281,224
Deferred consulting services	110,768	171,187

Total assets	$ 1,622,716	$3,623,804
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 7(c)) Promissory notes payable (note 4)	$ 368,710 296,321	$ 409,710 296,321
4% Senior subordinated convertible debentures (note 5) Current portion of capital lease obligation (note 6)	159,530 3,406	332,073 3,092
Total current liabilities	827,967	1,041,196

Capital lease obligation (note 6 )	8,237	10,239
Total liabilities	836,204	1,051,435
Stockholders’ Equity:
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 31,593,019 and 30,435,153 shares at June 30, 2005 and December 31, 2004, respectively.)	31,592	30,434
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at June 30, 2005 and at December 31, 2004)	--	--
Additional paid in capital	20,245,891	19,620,601
Deficit accumulated during the development stage	(19,462,537)	(17,050,232)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2005 and December 31, 2004, at cost)	(49,738)	(49,738)
Total stockholders’ equity	786,512	2,572,369

Guarantees and Commitments (note 11)
Subsequent events (note 13)
Total liabilities and stockholders’ equity	$1,622,716	$3,623,804

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2005 and 2004

And for the Period from August 3, 1999 to June 30, 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2005	2004	2005	2004	2005
Operating expenses (income):
Selling, general and administrative (note 11(b))	$735,491	$ 776,844	$1,245,264	$1,355,085	$8,515,312
Research and development	340,013	271,193	662,862	493,492	6,330,806
Depreciation	21,517	7,714	43,383	9,578	284,216
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	322,494	496,869
Write-off of deferred consulting services	--	--	--	1,048,100	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	1,097,021	1,055,751	1,951,509	3,228,749	16,733,827

Loss before the undernoted	(1,097,021)	(1,055,751)	(1,951,509)	(3,228,749)	(16,733,827)

Other income (expenses):
Interest income	8,877	10,809	19,646	10,809	54,477
Gain (loss) on extinguishment of debt	--	--	--	(198,000)	93,507
Interest and financing costs (note 8)	(105,776)	(1,221,809)	(478,052)	(1,542,306)	(2,834,669)
Other	(1,748)	(472)	(2,390)	(10,809)	(42,025)
	(98,647)	(1,221,472)	(460,796)	(1,740,306)	(2,728,710)

Net loss	$(1,195,668)	$(2,267,223)	$(2,412,305)	$(4,969,055)	$(19,462,537)

Loss per share – basic and diluted (note 9)	$(0.04)	$(0.08)	$(0.08)	$(0.20)

Weighted average number of common shares outstanding during period	31,476,914	27,695,465	31,327,558	25,147,331

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2005

 (Unaudited)

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2005

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$ (5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2005

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$21,304	$(9,033,066)	$ –	$(49,738)	$1,781,087
Shares issued in exchange for debt	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(721,097)	–	–	–	–	(721,097)
Shares issued pursuant to private placement of common shares and warrants	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services	–	–	809,750	–	–	–	–	809,750

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2005

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	–	(49,738)	2,572,369
Shares issued on conversion of 4% senior subordinated convertible debentures (notes 5 and 7(a))	1,157,866	1,158	577,774	–	–	–	–	578,932
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (note 5)	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock purchase options issued to unrelated parties for services (note 7(c))	–	–	211,496	–	–	–	–	211,496
Net loss and comprehensive loss Six months ended June 30, 2005	–	–	–	–	(2,412,305)	–	–	(2,412,305)

Balances at June 30, 2005	31,593,019	$ 31,592	$20,245,891	$ 21,304	$ (19,462,537)	$ -	$(49,738)	$ 786,512

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

And for the Period from August 3, 1999 to June 30, 2005

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (2,412,305)	$(4,969,055)	$ (19,462,537)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	43,383	9,578	284,216
Non-cash compensation expense	216,950	276,817	2,163,136
Non-cash interest and financing expense	476,514	1,542,306	2,834,607
Non-cash penalties	--	--	110,400
Write-off of prepaid services	--	322,494	496,869
Write-off of deferred consulting services	--	1,048,100	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	--	198,000	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	17,004	--	288
Prepaid expenses	50,234	(178,772)	(126,935)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	13,125	(240,401)	1,927,454
Net cash used in operating activities	(1,595,095)	(1,990,933)	(10,790,775)

Cash flows from investing activities:
Additions to property and equipment	(22,002)	(102,685)	(507,271)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(22,002)	(102,685)	(352,307)

Cash flows from financing activities:
Capital lease repayments	(1,688)	--	(3,123)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	6,000,000	8,030,000
Share issuance costs	--	(521,482)	(631,624)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	--	3,108,731
Issuance of 4% senior subordinated convertible debentures	--	1,400,000	2,000,000
Debt issuance costs	--	(166,284)	(231,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by (used in) financing activities	(1,688)	6,712,234	12,219,042

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(1,618,785)	4,618,616	1,094,391

Cash and cash equivalents:
Beginning of period	2,747,975	546,423	34,799
End of period	$1,129,190	$ 5,165,039	$1,129,190

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2005. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has an accumulated deficit of $19,462,537 as at June 30, 2005, and has incurred a loss of $2,412,305 and negative cash flow from operations of $1,595,095 for the six months then ended.  Additionally, as of December 31, 2005, the 4% senior subordinated convertible debentures will have reached maturity, at which time any unconverted balance plus accrued interest thereon, will become payable.  This liability, including accrued interest, will total a maximum of $242,836 if none of the current holders exercise their conversion privilege prior to maturity, and may be repaid, at the Company’s option, either in cash or in common shares of the Company.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

June 30, 2005

(Unaudited)

1.  Basis of Presentation (continued)

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

June 30, 2005

(Unaudited)

2.  Significant accounting policies (continued)

(e)  Stock based compensation (continued):

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,195,668)	$(2,267,223)	$(2,412,305)	$(4,969,055)
Add stock-based employee compensation expense
included in net loss	--	--	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(796,503)	--	(958,088)	--
Pro forma net loss	$(1,992,171)	$(2,267,223)	$(3,370,393)	$(4,969,055)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.08)	$(0.08)	$(0.20)
Basic and diluted – pro forma	$(0.06)	$(0.08)	$(0.11)	$(0.20)

3.  Deferred financing costs

The following table sets forth the change in deferred financing costs:

	June 30, 2005	December 31, 2004
Balance, beginning of period	$ 281,224	$ 491,450
Additions	--	994,829
Amortization	(69,285)	(483,958)
Financing costs transferred to additional paid in capital on conversion of $555,000 (year ended December 31, 2004 - $1,220,000) in principal value of the 4% senior subordinated convertible debentures into common shares of the Company (note 5)	(163,980)	(721,097)
Balance, end of period	$ 47,959	$ 281,224

During December, 2003 and January, 2004, the Company issued a total of $2,000,000 in principal amount of 4% senior subordinated convertible debentures (note 5).  In connection with the placement of the debentures, the Company incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Company’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

4.  Promissory Notes Payable

	June 30, 2005	December 31, 2004
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 296,321

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

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

During the six months ended June 30, 2005, holders of the debentures exercised the conversion feature and converted a total of $555,000 in principal, and $23,932 in accrued interest which was included in accounts payable and accrued liabilities, into 1,157,866 common shares of the Company (Note 7(a)).  Deferred financing costs of $163,980 (note 3) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $414,952.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures as at June 30, 2005 is $225,000. (December 31, 2004 - $780,000).

During the six months ended June 30, 2005, the Company accreted the debentures payable through charges to interest expense totaling $382,457.  Included in this amount is $284,580, which represents the unamortized discount that was recognized as interest expense during the six months ended June 30, 2005 as a result of the conversion of debentures into common shares of the Company (Note 7(a)).

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

June 30, 2005

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures (continued)

The following table sets forth the changes in the financial statement presentation of the balance allocated to 4% senior subordinated convertible debentures at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Balance allocated to 4% senior subordinated convertible debentures,
beginning of period	$ 332,073	$ --
Accretion of the 4% senior subordinated convertible debentures
As a charge to interest and financing costs during the period	382,457	1,552,073
Principal converted into common shares of the Company during the period	(555,000)	(1,220,000)
Balance allocated to 4% senior subordinated convertible debentures, end of period	$ 159,530	$ 332,073

As the 4% senior subordinated convertible debentures will reach maturity and become payable effective December 31, 2005, they have been classified as a current liability at June 30, 2005 and December 31, 2004.

6. Capital lease obligation

During April, 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2005	$ 2,948
2006	5,898
2007	5,898
2008	1,475
Total minimum lease payments	16,219
Less amount representing interest, at 23.9%	4,576
Present value of net minimum lease payments	11,643
Current portion of capital lease obligation	3,406
$ 8,237

7.  Stockholders’ Equity

a)  Common stock transactions

During the six months ended June 30, 2005, the Company issued 1,157,866 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $578,933 of debenture principal and accrued interest (note 5).  Deferred financing costs of $163,980 (note 3), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to shareholders’ equity of $414,952.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

(Unaudited)

7.  Stockholders’ Equity (continued)

b)  Transactions involving stock purchase warrants

There were no transactions involving stock purchase warrants during the six months ended June 30, 2005.

Following is a description of stock purchase warrants outstanding at June 30, 2005 and December 31, 2004:

			Outstanding	Outstanding
	Exercise		June 30,	December 31,
	Price	Expiry	2005	2004
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,896,000	3,896,000
Series G	0.75	September, 2005	400,000	400,000
Series H	0.50	December, 2006	2,727,500	2,727,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			12,691,833	12,691,833

c)

Transactions involving stock options

During the six months ended June 30, 2005, the Company granted a total of 2,350,000 stock options to employees and consultants under the Company’s 2004 Incentive Equity Plan. 400,000 of these options were granted to consultants in respect of services provided, and 1,950,000 options were granted to employees.

150,000 of the options granted to consultants during this period were in respect of services provided during 2004, for which a liability was accrued during 2004.  These options give the consultants the right to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options vested on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date, subject to early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  In connection with these options, a liability in the amount of $54,965 was included in accrued liabilities at December 31, 2004, based on the fair value of the options at their grant date, and related expenses of $50,584 and $4,381 were included in selling, general and administrative expenses, and research and development expenses, respectively, for the year ended December 31, 2004.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.77%; expected volatility of 167%; and an average expected life of 4.14 years.  75,000 of these options were forfeited during the six months ended June 30, 2005 as a result of the termination of the related consulting agreements.

The remaining 250,000 options granted to a consultant during the six months ended June 30, 2005 vested immediately upon issuance, and give the consultant the right to purchase a total of 250,000 common shares at an exercise price of $0.67.  The expiry date for unexercised options is June 30, 2010, with provision for early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  In connection with these options, an expense of $156,531, representing the fair value of the options at their grant date, has been included in selling, general and administrative expenses.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life of 5.02 years.

There were 350,000 options granted to employees on March 8, 2005, which include the following provisions:  all of the options vested immediately upon issuance; 250,000 have an exercise price of $0.90; 100,000 have an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.     The fair value of these options at date of grant was $161,585, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 170%; and an average expected life of 4.29 years.  25,000 of these options were forfeited effective August 6, 2005 as a result of the termination of the related employment agreement.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

(Unaudited)

300,000 options, of which 150,000 vested immediately upon issuance, and 150,000 will vest upon the achievement of predefined goals, were granted to an employee on April 22, 2005.  All of these options have an exercise price of $0.50 and an expiry date for unexercised options of April 22, 2010, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.   The fair value of the vested and unvested options at date of grant was $134,530, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.97%; expected volatility of 162%; and an average expected life of 5 years.  The fair value at June 30, 2005 of the 150,000 options which remained unvested at that date was $79,786, based on the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life of 4.81 years.

The Company granted 400,000 options to employees on June 22, 2005, and a further 900,000 on June 30, 2005.  All of these option vested immediately upon issuance, have an exercise price of $0.67, and an expiry date of June 30, 2010 for unexercised options, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.  The fair value of these options at their grant dates was $726,660, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life ranging from 5 to 5.02 years.

In accordance with the Company’s policy in respect of stock options granted to employees (note 2(e)), there has been no compensation expense recorded in connection with the 1,950,000 options granted to employees during the six months ended June 30, 2005, as the market value of the underlying stock at the grant dates did not exceed their exercise price.

During the six months ended June 30, 2005, 1,310,000 of the 3,912,302 stock options granted to non-employees during 2003 were forfeited.

d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees
recorded in 2003 on the issuance of warrants as
compensation for services to be rendered	$ 30,209	$76,684	$ 60,419	$207,117
Relating to the issuance of common stock and stock
options as compensation for services rendered	156,531	36,200	156,531	69,700
Total stock-based compensation included in expenses	$186,740	$112,884	$216,950	$276,817

In addition to the stock-based compensation noted above, $110,400 in penalties on the late registration of our common stock underlying the 4% convertible debentures was included in accrued liabilities at June 30, 2004, and in selling, general and administrative expenses for the three and six months then ended.  This liability was satisfied through the issuance of 184,000 shares of the Company’s common stock in July 2004.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

(Unaudited)

8.  Interest and financing costs

The following table sets forth the charges to interest and financing costs during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 2,811	$ 19,860	$ 7,147	$ 35,772
Accretion of the debentures payable (note 5)	64,511	1,003,020	382,457	1,144,889
Amortization of deferred financing costs (note 3)	28,845	190,039	69,285	342,196
	96,167	1,212,919	458,889	1,522,857
Accrued interest on 12% promissory notes	8,857	8,890	17,625	19,449
Interest portion of capital lease payments	752	--	1,538	--
Total interest and financing costs	$ 105,776	$ 1,221,809	$ 478,052	$ 1,542,306

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	June 30, 2005	June 30, 2004
Stock options	4,877,302	4,062,302
Series B stock purchase warrants	--	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,896,000	4,000,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,727,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	17,569,135	17,178,135

10.  Related party transactions

As discussed further in note 11(b), the Company subleases excess office space to a related party.

Included in selling, general and administrative expenses for the six months ended June 30, 2004, is $10,000 in administrative charges and $3,811 in reimbursable expenses payable to a corporation controlled by two of the Company’s officers and directors.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

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

b)  Commitment

During April, 2004 the Company entered into a lease agreement for office space.  In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2005	$34,050
2006	68,100
2007	22,700

Total	$124,850

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $2,603 (December 31, 2004 - $14,181) in rent receivable pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $14,604 (2004 - $nil).  The anticipated remaining sublease income is approximately as follows:  2005 - $14,656; and 2006 - $9,770.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the six months ended June 30, 2005, net of sublease income was $58,135 (2004 - $30,347).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2005

(Unaudited)

12.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2005, nor during the six months ended June 30, 2004.   Interest paid in cash during the six months ended June 30, 2005 and June 30, 2004 were $1,538 and $nil, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the six months ended June 30, 2005 and June 30, 2004:

	2005	2004

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $163,980 (2004 - $593,655)	$ 414,952	$ 393,381
Conversion of promissory notes and accrued interest	--	180,000
Debt issuance costs	--	847,539
Share issuance costs	--	248,024
Total	$ 414,952	$1,668,944

13.  Subsequent events

In August 2005, the Company entered into an agreement with an unrelated company to provide investment banking services.  Under the terms of this agreement, the Company is committed to reimburse a maximum of $25,000 in direct expenses related to the efforts undertaken pursuant to this contract.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2004 Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004, and updated in note 2 to our June 30, 2005 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2005 Interim Consolidated Condensed Financial Statements.

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,195,668)	$(2,267,223)	$(2,412,305)	$(4,969,055)
Add stock-based employee compensation expense
included in net loss	--	--	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(796,503)	--	(958,088)	--
Pro forma net loss	$(1,992,171)	$(2,267,223)	$(3,370,393)	$(4,969,055)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.08)	$(0.08)	$(0.20)
Basic and diluted – pro forma	$(0.06)	$(0.08)	$(0.11)	$(0.20)

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenue:  We generated no revenues during the three months ended June 30, 2005, nor did we generate any revenues during the three months ended June 30, 2004.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended June 30, 2005 we incurred a total of $735,491, including $548,751 in cash-based expenses and $186,740 in stock-based expenses, as compared to $776,844, of which $553,560 was cash-based and $223,284 was stock-based expense, during the three months ended June 30, 2004.  There was an overall decrease in selling, general and administrative expenses of $41,353 (5%), comprised of a $4,809 (1%) decrease in the cash-based component, and a $36,544 (16%) decrease in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended June 30, 2004, during which we commenced a ramp-up of our sales and marketing efforts in anticipation of the commercial release of one of our products.  This ramp-up initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of this product, our sales and marketing staff was reduced by five during the third and fourth quarters of 2004, with three positions being terminated and two positions being redeployed to product development.  During the second quarter of 2005, there was one additional position redeployed from sales to product development.  The reduction in cash-based selling and marketing costs was partially offset by an increase in cash-based administrative expenses, which occurred primarily as a result of the addition of one new administrative employee in August, 2004, increased occupancy and insurance costs, and increased professional fees relating to our adherence to increasing legislative requirements generally and the additional ongoing reporting requirements relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004.

The stock-based component of selling, general and administrative expense for the three month periods ended June 30, 2005 and 2004 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and the recognition of the fair value of common stock and stock options issued during the period as compensation for services rendered.  In addition, there was $110,400 in stock-based selling, general and administrative expenses for the three months ended June 30, 2004 relating to the accrual of penalties on the late registration of common stock underlying our 4% convertible debentures, for which there was no comparable transaction during the three months ended June 30, 2005.  The amortization of prepaid stock-based consulting fees was lower during the three months ended June 30, 2005 ($30,209, as compared to $76,684 during the three months ended June 30, 2004) as a result of the cancellation of a long-term service agreement during the first quarter of 2004, which reduced the amortization of the related prepaid expense during subsequent periods.  Additionally, prepaid fees relating to another contract became fully amortized during the fourth quarter of 2004.  The fair value of common stock and stock options issued during the three months ended June 30, 2005 was $156,531, compared to $36,200 during the three months ended June 30, 2004.  During the three months ended June 30, 2005, we issued 250,000 stock options to a consultant in recognition of the consultant’s service and commitment to our company, for which there was no comparable transaction during the three months ended June 30, 2004.  During the three months ended June 30, 2004, the $36,200 relating to the issuance of common stock and stock options was in respect of common stock issued to a consultant as partial payment of fees.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended June 30, 2005, we incurred $340,013 developing our software applications, which represents an increase of $68,820 (25%) over the $271,193 we incurred during the three months ended June 30, 2004.  This increase is due primarily to the expansion of the contract development group from an average of 23 personnel during the three months ended June 30, 2004, to an average of 26 personnel during the three months ended June 30, 2005.  We also contracted with an independent consultant for a review of our products as part of our plans for the next generation of our software applications.  Additionally, we redeployed from sales and marketing to product development, one consultant and two employees, one of whom subsequently left the Company, during the third and fourth quarters of 2004.  During the three months ended June 30, 2005, we also redeployed and promoted one employee from our sales department to product development, to replace and expand upon the position previously held by an employee who resigned during the same period.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the three months ended June 30, 2005, we incurred $105,776 in interest and financing costs, a decrease of $1,116,033 (91%) over the $1,221,809 in interest and financing costs incurred during the three months ended June 30, 2004.  Of the $105,776 in interest and financing costs we incurred during the three months ended June 30, 2005, $96,167 relates to our 4% senior subordinated convertible debentures, $8,857 relates to promissory notes payable, and $752 relates to the capital lease.  The $96,167 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended June 30, 2005 is comprised of:  $2,811 of accrued interest charges on the debentures outstanding during the period; $64,511 of accretion of debentures payable through charges to interest expense; and $28,845 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $64,511 includes $24,757 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $59,679 in principal of our 4% senior convertible debentures, net of deferred financing costs of $15,321.

The $1,221,809 we incurred in interest and financing costs during the three months ended June 30, 2004 is comprised of $1,212,919 relating to our 4% senior subordinated convertible debentures, and $8,890 in accrued interest on the 12% promissory notes.  The $1,212,919 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended June 30, 2004 is comprised of:  $19,860 of accrued interest charges on the debentures outstanding during the period; $1,003,020 of accretion of debentures payable through charges to interest expense; and $190,039 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,003,020 includes $808,727 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $376,345 in principal of our 4% senior convertible debentures, net of deferred financing costs of $593,655.

The decrease of $17,049 (86%) in accrued interest charges on the debentures outstanding during the period occurred as a result of a lower principal balance outstanding during the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, due to the conversion of a total of $1,775,000 in principal during the second and third quarters of 2004 and the first and second quarters of 2005.  The decrease of $938,509 (94%) in accretion of debentures payable during the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, occurred primarily as a result of the inclusion of $24,757 in unamortized discount on the conversion of debentures payable during the three months ended June 30, 2005, as compared to the $808,727 in unamortized discount included in the accretion of debentures payable during the three months ended June 30, 2004.  Additionally, there was a reduction in accretion for debentures outstanding during the period, which occurred because of there being a lower principal balance of debentures payable during the three months ended June 30, 2005, on which accretion was calculated for the period.  The decrease of $161,194 (85%) in amortization of deferred financing costs also occurred as a result of the lower principal balance for which the charge was made, due to the conversion of $805,000 in principal subsequent to the three months ended June 30, 2004.

The accrued interest on 12% promissory notes did not change materially during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  The capital lease was entered into at the end of the second quarter of 2004.  As such, there were no charges to interest on capital lease for the three months ended June 30, 2004.

Net Loss: We incurred a loss of $1,195,668 ($0.04 per share) for the three months ended June 30, 2005, compared to a loss of $2,267,223 ($0.08 per share) for the three months ended June 30, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

*

successfully develop related software applications.

The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenue:  We generated no revenues during the six months ended June 30, 2005, nor did we generate any revenues during the six months ended June 30, 2004.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the six months ended June 30, 2005 we incurred a total of $1,245,264, including $1,028,314 in cash-based expenses and $216,950 in stock-based expenses, as compared to $1,355,085, of which $967,868 was cash-based and $387,217 was stock-based expense, during the six months ended June 30, 2004.  There was an overall decrease in selling, general and administrative expenses of $109,821 (8%), comprised of a $170,267 (44%) decrease in the stock-based component, which was partially offset by a $60,446 (6%) increase in the cash-based component of this expense.  The increase in the cash-based component of selling, general and administrative expenses occurred as a result of the addition of one new administrative employee in August 2004, increased occupancy and insurance costs, increased professional fees relating to our adherence to increasing legislative requirements generally and the additional ongoing reporting requirements relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004, and the costs relating to our annual general meeting which was held in February, 2005, for which there was no comparable cost during the six months ended June 30, 2004.  These increases were partially offset by a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended June 30, 2004, during which we commenced a ramp-up of our sales and marketing efforts in anticipation of the commercial release of one of our products.  This ramp-up initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of this product, our sales and marketing staff was reduced by five during the third and fourth quarters of 2004, with three positions being terminated and two positions being redeployed to product development.  During the second quarter of 2005, there was one additional position redeployed from sales to product development.

The stock-based component of selling, general and administrative expense for the six month periods ended June 30, 2005 and 2004 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and the recognition of the fair value of common stock and stock options issued during the period as compensation for services rendered.  In addition, there was $110,400 in stock-based selling, general and administrative expenses for the six months ended June 30, 2004 relating to the accrual of penalties on the late registration of common stock underlying our 4% convertible debentures, for which there was no comparable transaction during the six months ended June 30, 2005.  The amortization of prepaid stock-based consulting fees was lower during the six months ended June 30, 2005 ($60,419, as compared to $207,117 during the six months ended June 30, 2004) as a result of the cancellation of a long-term service agreement during the first quarter of 2004, which reduced the amortization of the related prepaid expense during subsequent periods.  Additionally, prepaid fees relating to another contract became fully amortized during the fourth quarter of 2004.  The fair value of common stock and stock options issued during the six months ended June 30, 2005 was $156,531, compared to $69,700 during the six months ended June 30, 2004.  During the six months ended June 30, 2005, we issued 250,000 stock options to a consultant in recognition of the consultant’s service and commitment to our company, for which there was no comparable transaction during the six months ended June 30, 2004.  During the six months ended June 30, 2004, the $69,700 relating to the issuance of common stock and stock options was in respect of common stock issued to a consultant as partial payment of fees.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the six months ended June 30, 2005, we incurred $662,862 developing our software applications, which represents an increase of $169,370 (34%) over the $493,492 we incurred during the six months ended June 30, 2004.  This increase is due primarily to the expansion of the contract development group from an average of 20 personnel during the three months ended June 30, 2004, to an average of 26 personnel during the six months ended June 30, 2005.  We also contracted with an independent consultant for a review of our products as part of our plans for the next generation of our software applications.  Additionally, we redeployed from sales and marketing to product development, one consultant and two employees, one of whom subsequently left the Company, during the third and fourth quarters of 2004.  During the six months ended June 30, 2005, we also redeployed and promoted one employee from our sales department to product development, to replace and expand upon the position previously held by an employee who resigned during the same period.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the six months ended June 30, 2005, we incurred $478,052 in interest and financing costs, a decrease of $1,064,254 (69%) over the $1,542,306 in interest and financing costs incurred during the six months ended June 30, 2004.  Of the $478,052 in interest and financing costs we incurred during the six months ended June 30, 2005, $458,889 relates to our 4% senior subordinated convertible debentures, $17,625 relates to promissory notes payable, and $1,538 relates to the capital lease.  The $458,889 in interest and financing costs associated with our 4% senior subordinated debentures for the six months ended June 30, 2005 is comprised of:  $7,147 of accrued interest charges on the debentures outstanding during the period; $382,457 of accretion of debentures payable through charges to interest expense; and $69,285 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $382,457 includes $284,580 which represents the unamortized discount that was recognized as interest expense during the period as a result of the conversion of $391,020 in principal of our 4% senior convertible debentures, net of deferred financing costs of $163,980.

The $1,542,306 we incurred in interest and financing costs during the six months ended June 30, 2004 is comprised of $1,522,857 relating to our 4% senior subordinated convertible debentures, and $19,449 in accrued interest on the 12% promissory notes.  The $1,522,857 in interest and financing costs associated with our 4% senior subordinated debentures for the six months ended June 30, 2004 is comprised of:  $35,772 of accrued interest charges on the debentures outstanding during the period; $1,144,889 of accretion of debentures payable through charges to interest expense; and $342,196 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,144,889 includes $808,727 which represents the unamortized discount that was recognized as interest expense during the period as a result of the conversion of $376,345 in principal of our 4% senior convertible debentures, net of deferred financing costs of $593,655.

The decrease of $28,625 (80%) in accrued interest charges on the debentures outstanding during the period occurred as a result of a lower principal balance outstanding during the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, due to the conversion of a total of $1,775,000 in principal during the second and third quarters of 2004 and the first and second quarters of 2005.  The decrease of $762,432 (67%) in accretion of debentures payable during the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, occurred primarily as a result of the inclusion of $284,580 in unamortized discount on the conversion of debentures payable during the six months ended June 30, 2005, as compared to the $808,727 in unamortized discount included in the accretion of debentures payable during the six months ended June 30, 2004.  Additionally, there was a reduction in accretion for debentures outstanding during the period, which occurred because of there being a lower principal balance of debentures payable during the six months ended June 30, 2005, on which accretion was calculated for the period.  The decrease of $272,911 (80%) in amortization of deferred financing costs also occurred as a result of the lower principal balance for which the charge was made.

The decrease of $1,824 (9%) in accrued interest on 12% promissory notes occurred as a result of the conversion of $169,964 in principal balance of the notes during the first quarter of 2004, which reduced interest charges for periods subsequent to the conversion.  The capital lease was entered into at the end of the second quarter of 2004.  As such, there were no charges to interest on capital lease for the six months ended June 30, 2004.

Net Loss: We incurred a loss of $2,412,305 ($0.08 per share) for the six months ended June 30, 2005, compared to a loss of $4,969,055 ($0.20 per share) for the six months ended June 30, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

*

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

We have had no commercial revenues to date, nor do we expect to generate commercial revenues during the three months ended September 30, 2005.  We anticipate commercial revenues commencing during the fourth quarter of 2005, however we cannot be assured that this will be the case.  Our initial revenues are expected to come from pilot projects which demonstrate the benefits of our software applications.  We did not hire additional personnel during the six months ended June 30, 2005, nor do we expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

We have sufficient cash reserves, based on our current level of expenditures, to fund operations until the middle of the fourth quarter of 2005.  We are currently pursuing alternatives regarding the raising of additional capital to fund operations.  In the event that we are not successful in raising sufficient additional capital by approximately the end of the third quarter of 2005, we will have to severely reduce all of our expenditures.  This may result in significant delays in, or possibly precluding, the generation of sufficient revenues from the licensing of our products to generate positive cash flows from operations.

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

During the six months ended June 30, 2005, we granted 150,000 stock options, valued at $54,965, to consultants for services rendered during 2004.  The granting of these options resulted in the settlement of $54,965 in accrued liabilities.   The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in, and to expand the scope of, this effort.  The objective of this program is to secure pilot projects and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  During the first and second quarters of 2005, we continued the scale-back of our sales and marketing program which was commenced in the fourth quarter of 2004, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and a lack of formal procedures relating to all areas of financial reporting, (2) the failure to timely record on our books one conversion of our 4% convertible debentures, (3) the lack of preparation of certain back up schedules and (4) the failure to sufficiently review financial statements and disclosures in reports prior to delivering a draft to our independent registered public accounting firm for review.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  We believe that the material weaknesses began in 1999 and that the material weakness regarding the lack of segregation of duties existed at the end of the period covered by this report.

Our size has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.  We have instituted additional procedures to help ensure that the failure to timely record the conversion of our 4% convertible debentures does not reoccur, and for reviewing reports prior to their submission to our independent registered public accounting firm for review.  In addition, we have been searching for a part-time resource to assist with month end closing procedures, including the preparation of back up schedules, but we have not yet hired anyone.  If we are unable to remediate the identified material weakness, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

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

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, the Company issued an aggregate of 158,482 shares of its common stock to holders of its 4% senior subordinated debentures in connection with the conversion of $79,241 of debenture principal and interest.

During the three months ended June 30, 2005, pursuant to Section 4(2) of the Securities Act, the Company granted options to purchase a total of 1,850,000 shares of common stock to employees and non-employees in consideration of services rendered, and as an incentive for the successful completion of Company goals.  1,700,000 of these options vested immediately; 150,000 will vest upon the achievement of predefined goals.  All of the options include a provision for early forfeiture in the event the holder ceases to be employed with, or engaged by, the Company prior to the stated expiry date.  Other details are as follows:

# of options	Exercise price	Date of expiry
300,000	$0.50	April 22, 2010
1,550,000	0.67	June 30, 2010
1,850,000

The foregoing securities were issued in reliance upon the exemption provided by Section 3(a)(9) or 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

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

Dated: August 15, 2005

By:   /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  August 15, 2005