Form 10KSB/A
period 2004-12-31
VALIDIAN CORP
filed 2005-10-26
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

Explanatory Note

This Amendment No. 2 to Form 10-KSB/A amends (1) Part I, Item 1 – Description of Business and (2) Part II, Item 8A – Controls and Procedures of the Amendment No. 1 to the Annual Report on Form 10-KSB/A filed by Validian Corporation on April 22, 2005.

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

Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks include stocks:

*

that are not traded on a national securities exchange that has been continuously registered since April 20, 1992 and has maintained quantitative initial and continued listing standards that are substantially similar to or stricter than the listing standards in place at January 8, 2004;

*

that are not traded on a securities exchange, a “junior tier” of an exchange or an automated quotation system sponsored by a registered national securities association that has established initial listing standards that meet or exceed specified criteria and maintains similar quantitative continued listing standards; or

*

of issuers with net tangible assets less than:

*

$2,000,000 if the issuer has been in continuous operation for at least three years; or

*

$5,000,000 if in continuous operation for less than three years, or

*

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks not less than two business days before a transaction is effected and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

*

to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

*

to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

*

to provide, not less than two business days before a transaction is effected, the investor with a written statement setting forth the basis on which the broker-dealer made the determination in the second bullet above; and

*

to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

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

We currently do not have an effective system of internal controls, and therefore we may not be able to detect fraud or report our financial results accurately, which could harm our business.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; (2) a lack of formal procedures relating to all areas of financial reporting; (3) the failure to timely record on our books one conversion of our 4% convertible debentures; (4) the lack of timely preparation of certain back up schedules; and (5) the failure to sufficiently review financial statements and disclosures in this report prior to delivering a draft to our independent registered public accounting firm for review.  Because of the size and resources of our company, we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weakness, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.  See “Item 8A.  Controls and Procedures.”

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report.  We are required to comply with Section 404 effective the fiscal year ending December 31, 2007.  Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404.  We expect to devote substantial time and incur costs during fiscal 2005, 2006 and 2007 to implement appropriate controls and procedures to ensure compliance.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; (2) a lack of formal procedures relating to all areas of financial reporting; (3) the failure to timely record on our books one conversion of our 4% convertible debentures; (4) the lack of timely preparation of certain back up schedules; and (5) the failure to sufficiently review financial statements and disclosures in this report prior to delivering a draft to our independent registered public accounting firm for review.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness, to the extent that our size and resources allowed us, commencing during the second quarter of 2004.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We currently have only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to perform routine, month end accounting procedures.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing

Lack of formal procedures during part of the year.  During the first part of 2004, the only person directly involved in the accounting process was the Controller.  The then Chief Financial Officer (who was also the Chief Executive Officer) reviewed the quarterly financial information prior to its release.  With the addition of the current Chief Financial Officer during the first quarter of 2004, more formal month end procedures were introduced, the primary objective of which was to produce more timely internal and external financial reports.  An Office Administrator was hired during the third quarter of 2004, and some accounting procedures became part of her regular duties.  As of the end of the period covered by this report, we believe that this significant internal control deficiency had been remediated.

Lack of timely accounting for transactions entered into during the year.  During the course of the audit work in respect of our December 31, 2004 financial statements, our independent registered public accountants identified a failure to timely record the accounting entries related to a conversion notice which we received in July 2004 from one of the holders of our 4% convertible debentures.  Immediately after this failure was identified during the first quarter of 2005, we instituted a requirement that all conversion notices be “signed off” by the Chief Financial Officer and one of either the Chief Executive Officer or the Executive Vice President.  Since that date, we have received two sets of conversion notices, the new control has been followed and we have not had a subsequent failure to timely record the accounting entries related to a conversion notice.  We believe that this significant internal control deficiency existed as of the end of the period covered by this report.  However, we believe that it was remediated during the fiscal quarter immediately following the period covered by this report.

Lack of timely preparation of back up schedules.  During the third and fourth quarters of 2004, we expanded our accounting system in order to facilitate the more timely preparation of financial reports, and we involved the Office Administrator in some of the data entry functions of the accounting department.  Notwithstanding these measures and the more formal month end procedures implemented by us commencing in the second quarter of 2004, we continued to experience challenges in preparing our periodic external reports on a timely basis, primarily as a result of an increase in our internal and external reporting requirements due to the expansion of our operations.

When our independent registered public accountants’ audit staff arrived to start their field work of our 2004 financial statements, not all of the back up schedules had been prepared.  Some of the back up schedules that we prepare to support the information in the financial statements and Form 10-KSB were not completed by us until the later stages of the field work.  As we completed the back up schedules, we identified some adjusting entries that were required to provide complete, accurate disclosure.  Our failure to timely prepare all of the relevant back-up schedules resulted in a delay in the process which contributed to our not being able to file our Form 10-KSB for the year ended December 31, 2004 until April 15, 2005.  In fact, our inability to be prepared on time for our independent registered public accountants’ periodic scheduled field work caused us difficulty in meeting our filing deadlines throughout 2004.

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ staff for the review of our June 30, 2005 financial reporting, and we were able to file our Form 10-QSB for the quarter then ended on August 15, 2005.  As such, we believe that this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor during the immediately following fiscal quarter.  However, we believe significant progress was made in the remediation of this significant internal control deficiency during the second fiscal quarter of 2005.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

Lack of timely review of financial statements and disclosures.  One of the consequences of our lack of timely preparation of back up schedules in time for start of the 2004 audit field work, and subsequent identification of adjusting entries, was the lack of timely review of the financial statements and Form 10-KSB.  In effect, we were performing our internal review of the disclosures at the same time as our independent registered public accountants, in order to meet the filing deadline.  As such, errors were not identified prior to providing our independent registered public accountants with the draft document for their review.  We believe this significant internal control deficiency existed throughout 2004.  Due to timing, we were not able to institute any procedures to remediate this concern with respect to the year ended December 31, 2004, therefore we believe this significant internal control deficiency existed as of the end of the period covered by this report.  As a result of improving our readiness prior to the arrival of our independent registered public accountants’ staff, beginning in the second quarter of 2005, we have instituted procedures for a more complete review of all drafts of the financial statements and related disclosure documents prior to releasing them to our independent registered public accountants for their review.  As such, we believe this significant internal control deficiency was remediated as of the end of the second quarter of 2005.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described above.

None of the new procedures discussed above were implemented during the quarter ended December 31, 2004, and no change in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  October 2 6, 2005

By:

/s/  Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  October 2 6, 2005

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