Form 10QSB/A
period 2005-03-31
VALIDIAN CORP
filed 2005-10-26
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends Part II, Item 3 – “Controls and Procedures” of the Quarterly Report on Form 10-QSB filed by Validian Corporation on May 20, 2005.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; (2) a lack of formal procedures relating to all areas of financial reporting; (3) the failure to timely record on our books one conversion of our 4% convertible debentures; (4) the lack of timely preparation of certain back up schedules; and (5) the failure to sufficiently review financial statements and disclosures in this report prior to delivering a draft to our independent registered public accounting firm for review.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us, commencing during the second quarter of 2004.  We believe that as of the beginning of the period covered by this report, the weakness identified in (2) above had been remediated.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this report.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We have only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to perform routine, month end accounting procedures.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely accounting for transactions entered into during the year.  During the course of the audit work in respect of our December 31, 2004 financial statements, our independent registered public accountants identified a failure to timely record the accounting entries related to a conversion notice which we received in July 2004 from one of the holders of our 4% convertible debentures.  Immediately after this failure was identified during the first quarter of 2005, we instituted a requirement that all conversion notices be “signed off” by the Chief Financial Officer and one of either the Chief Executive Officer or the Executive Vice President.  Since that date, we have received two sets of conversion notices, the new control has been followed and we have not had a subsequent failure to timely record the accounting entries related to a conversion notice.  We believe that this significant internal control deficiency was remediated as of the end of the period covered by this report.

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

When our independent registered public accountants’ audit staff arrived to start their field work with respect to our 2004 financial statements, not all of the back up schedules had been prepared.  Some of the back up schedules that we prepare to support the information in the financial statements and Form 10-KSB were not completed by us until the later stages of the field work.  As we completed the back up schedules, we identified some adjusting entries that were required to provide complete, accurate disclosure.  Our failure to timely prepare all of the relevant back-up schedules resulted in a delay in the process which contributed to our not being able to file our Form 10-KSB for the year ended December 31, 2004 until April 15, 2005.  In fact, our inability to be prepared on time for our independent registered public accountants’ periodic scheduled field work caused us difficulty in meeting our filing deadlines throughout 2004.

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ staff for the review of our June 30, 2005 financial reporting, and we were able to file our Form 10-QSB on August 15, 2005.  As such, we believe this significant internal control deficiency had not been remediated as of the end of the period covered by this report.  However, we believe significant progress was made in the remediation of this significant internal control deficiency during the second fiscal quarter of 2005.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

Lack of timely review of financial statements and disclosures.  One of the consequences of our lack of timely preparation of back up schedules in time for start of the 2004 audit field work, and subsequent identification of adjusting entries, was the lack of timely review of the financial statements and Form 10-KSB.  In effect, we were performing our internal review of the disclosures at the same time as our independent registered public accountants, in order to meet the filing deadline.  As such, errors were not identified prior to providing our independent registered public accountants with the draft document for their review.  Due to timing, we were not able to institute any procedures to remediate this concern with respect to the year ended December 31, 2004.  Commencing in May 2005, we have instituted procedures for a more complete review of all drafts of the financial statements and related disclosure documents prior to releasing them to our independent registered public accountants for their review.  These procedures were implemented prior to the arrival of our independent registered public accountants’ staff to commence their field work in respect of their review of our financial statements and Form 10-QSB for the quarter ended June 30, 2005.  As such, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, however we believe it was remediated during the second quarter of 2005.

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

The implementation of the new procedure discussed above in “Lack of timely accounting for transactions entered into during the year” was the only change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Dated: October 26, 2005

By:   /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial officer)

Dated:  October 26, 2005