Form 10QSB/A
period 2005-06-30
VALIDIAN CORP
filed 2005-10-26
CIK 1100644

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

.

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends Part II, Item 3 – “Controls and Procedures” of the Quar ter ly Report on Form 10-QSB filed by Validian Corporation on August 15, 2005.

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

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us, commencing during the second quarter of 2004.  We believe that as of the beginning of the period covered by this report, the weaknesses identified in (2) and (3) above had been remediated.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this report.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We have only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to perform routine , month end accounting procedures.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing .

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

When our independent registered public accountants’ audit staff arrived to start their field work of with respect to our 2004 financial statements, not all of the back up schedules had been prepared.  Some of the back up schedules that we prepare to support the information in the financial statements and Form 10-KSB were not completed by us until the later stages of the field work.  As we completed the back up schedules, we identified some adjusting entries that were required to provide complete, accurate disclosure.  Our failure to timely prepare all of the relevant back-up schedules resulted in a delay in the process which contributed to our not being able to file our Form 10-KSB for the year ended December 31, 2004 until April

15, 2005.  In fact, our inability to be prepared on time for our independent registered public accountants’ periodic scheduled field work caused us difficulty in meeting our filing deadlines throughout 2004.

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ staff for the review of our June 30, 2005 financial reporting, and we were able to file our Form 10-QSB on August 15, 2005.  As such, we believe this material weakness had not been remediated as of the end of the period covered by this report, although significant progress in remediation had been made.  One of our objectives in seeking a qualified part time person to perform routine , month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

Lack of timely review of financial statements and disclosures.  One of the consequences of our lack of timely preparation of back up schedules in time for start of the 2004 audit field work, and subsequent identification of adjusting entries, was the lack of timely review of the financial statements and Form 10-KSB.  In effect, we were performing our internal review of the disclosures at the same time as our independent registered public accountants, in order to meet the filing deadline.  As such, errors were not identified prior to providing our independent registered public accountants with the draft document for their review.  Due to timing, we were not able to institute any procedures to remediate this concern with respect to the year ended December 31, 2004.  Commencing in May 2005, we have instituted procedures for a more complete review of all drafts of the financial statements and related disclosure documents prior to releasing them to our independent registered public accountants for their review.  These procedures were implemented prior to the arrival of our independent registered public accountants’ staff to commence their field work in respect of their review of our financial statements and Form 10-QSB for the quarter ended June 30, 2005.  As such, we believe this significant internal control deficiency had been remediated as of the end of the period covered by this report.

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

The implementation of the new procedures discussed above in “Lack of timely review of financial statements and disclosures” was the only change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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