Form 10QSB
period 2005-09-30
VALIDIAN CORP
filed 2005-11-14
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,398,019 Shares of the issuer’s Common Stock were outstanding as of November 10, 2005

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 391,475	$ 2,747,975
Accounts receivable (note 11(b))	51,919	42,518
Prepaid expenses (note 7(b))	274,063	241,450
	717,457	3,031,943

Property and equipment, net of accumulated depreciation of $115,125
(December 31, 2004 - $50,845)	108,183	139,450
Deferred financing costs (note 3)	24,148	281,224
Deferred consulting services (note 7(b))	92,021	171,187

Total assets	$ 941,809	$3,623,804
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities (note 7(c)) Promissory notes payable (note 4)	$ 468,671 296,321	$ 409,710 296,321
Deferred revenue	25,000	--
4% Senior subordinated convertible debentures (note 5) Current portion of capital lease obligation (note 6)	192,024 3,787	332,073 3,092
Total current liabilities	985,803	1,041,196

Capital lease obligation (note 6 )	7,611	10,239
Total liabilities	993,414	1,051,435
Stockholders’ Equity (Deficiency):
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 31,593,019 and 30,435,153 shares at September 30, 2005 and December 31, 2004, respectively.)	31,592	30,434
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at September 30, 2005 and at December 31, 2004)	--	--
Additional paid in capital	20,307,053	19,620,601
Deficit accumulated during the development stage	(20,361,816)	(17,050,232)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2005 and December 31, 2004, at cost)	(49,738)	(49,738)
Total stockholders’ equity (deficiency)	(51,605)	2,572,369

Guarantees and Commitments (note 11)
Subsequent events (note 13)
Total liabilities and stockholders’ equity (deficiency)	$941,809	$3,623,804

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2005 and 2004

And for the Period from August 3, 1999 to September 30, 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 3, 1999 to September 30,
	2005	2004	2005	2004	2005
Operating expenses (income):
Selling, general and administrative (note 11(b))	$494,137	$ 809,773	$1,739,401	$2,164,858	$9,009,449
Research and development	315,674	342,743	978,536	836,235	6,646,480
Depreciation	20,897	17,321	64,280	26,899	305,113
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	322,494	496,869
Write-off of deferred consulting services	--	--	--	1,048,100	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	830,708	1,169,837	2,782,217	4,398,586	17,564,535

Loss before the undernoted	(830,708)	(1,169,837)	(2,782,217)	(4,398,586)	(17,564,535)

Other income (expenses):
Interest income	5,012	10,986	24,658	21,795	59,489
Gain (loss) on extinguishment of debt	--	--	--	(198,000)	93,507
Interest and financing costs (note 8)	(68,205)	(329,048)	(546,257)	(1,871,354)	(2,902,874)
Other	(5,378)	(8,474)	(7,768)	(19,283)	(47,403)
	(68,571)	(326,536)	(529,367)	(2,066,842)	(2,797,281)

Net loss	$(899,279)	$(1,496,373)	$(3,311,584)	$(6,465,428)	$(20,361,816)

Loss per share – basic and diluted (note 9)	$(0.03)	$(0.05)	$(0.11)	$(0.24)

Weighted average number of common shares outstanding during period	31,593,019	30,141,631	31,417,018	26,824,249

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2005

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

For the period from December 31, 1998 to September 30, 2005

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

For the period from December 31, 1998 to September 30, 2005

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2005

(Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	–	(49,738)	2,572,369
Shares issued on conversion of 4% senior subordinated convertible debentures (notes 5 and 7(a))	1,157,866	1,158	577,774	–	–	–	–	578,932
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (note 5)	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock purchase options issued to unrelated parties for services (note 7(c))	–	–	211,496	–	–	–	–	211,496
Fair value of extension of the expiry date of 400,000 series G stock purchase warrants (note 7(b))	–	–	61,162	–	–	–	–	61,162
Net loss and comprehensive loss nine months ended September 30, 2005	–	–	–	–	(3,311,584)	–	–	(3,311,584)

Balances at September 30, 2005	31,593,019	$ 31,592	$20,307,053	$ 21,304	$ (20,361,816)	$ -	$(49,738)	$ (51,605)

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

And for the Period from August 3, 1999 to September 30, 2005

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (3,311,584)	$(6,465,428)	$ (20,361,816)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	64,280	26,899	305,113
Non-cash compensation expense	250,983	381,301	2,197,169
Non-cash interest and financing expense	544,033	1,870,564	2,902,126
Non-cash penalties	--	110,400	110,400
Write-off of prepaid services	--	322,494	496,869
Write-off of deferred consulting services	--	1,048,100	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	--	198,000	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(9,401)	--	(26,117)
Prepaid expenses	13,263	(230,833)	(163,906)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	101,872	(398,314)	2,016,201
Deferred revenue	25,000	--	25,000
Net cash used in operating activities	(2,321,554)	(3,136,817)	(11,517,234)

Cash flows from investing activities:
Additions to property and equipment	(33,013)	(147,922)	(518,282)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(33,013)	(147,922)	(363,318)

Cash flows from financing activities:
Capital lease repayments	(1,933)	(1,956)	(3,368)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	6,000,000	8,030,000
Share issuance costs	--	(534,874)	(631,624)
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	--	--	3,108,731
Issuance of 4% senior subordinated convertible debentures	--	1,400,000	2,000,000
Debt issuance costs	--	(177,279)	(231,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by (used in) financing activities	(1,933)	6,685,891	12,218,797

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(2,356,500)	3,401,152	356,676

Cash and cash equivalents:
Beginning of period	2,747,975	546,423	34,799
End of period	$391,475	$ 3,947,575	$391,475

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2005. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has an accumulated deficit of $20,361,816 as at September 30, 2005, and has incurred a loss of $3,311,584 and negative cash flow from operations of $2,321,554 for the nine months then ended.  Additionally, as of December 31, 2005, the 4% senior subordinated convertible debentures will have reached maturity, at which time any unconverted balance plus accrued interest thereon, will become payable.  This liability, including accrued interest, will total a maximum of $242,836 if none of the current holders exercise their conversion privilege prior to maturity, and may be repaid, at the Company’s option, either in cash or in common shares of the Company.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

During the second week of November 2005, the Company received cash proceeds of $402,500 from the exercise of certain warrants.  As such, it expects to incur operating expenditures of approximately $3.5 million for the year ending December 31, 2005.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

1.  Basis of Presentation (continued)

Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term, and it may need to continue to raise capital by issuing additional equity or by obtaining credit facilities.  The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products and the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

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

(e)  Revenue recognition:

For sales of product licenses, the Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

2.  Significant accounting policies (continued)

(e)  Revenue recognition (continued):

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all of the obligations, the revenue is deferred until such time as it can be determined or the element is delivered.

(f)  Stock based compensation:

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(899,279)	$(1,496,373)	$(3,311,584)	$(6,465,428)
Add stock-based employee compensation expense
included in net loss	--	--	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(3,363)	--	(961,451)	--
Pro forma net loss	$(902,642)	$(1,496,373)	$(4,273,035)	$(6,465,428)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.05)	$(0.11)	$(0.24)
Basic and diluted – pro forma	$(0.03)	$(0.05)	$(0.14)	$(0.24)

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

2.  Significant accounting policies (continued)

(g)  Recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R (revised 2004), “Share-Based Payment – a revision of FAS 123”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  This Statement is a revision to Statement 123 and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance; it will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options.

In adopting FAS 123R, the Company will apply the modified-prospective transition method.  Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (unvested awards).  Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123.  As described in note 2(f) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123.  With respect to awards granted after the adoption of FAS 123R, the Company is evaluating alternative models and assumptions to be used to determine the fair value of stock compensation.  The impact of FAS 123R on the Company’s results of operations cannot be predicted at this time, because the impact will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

3.  Deferred financing costs

The following table sets forth the change in deferred financing costs:

	September 30, 2005	December 31, 2004
Balance, beginning of period	$ 281,224	$ 491,450
Additions	--	994,829
Amortization	(93,096)	(483,958)
Financing costs transferred to additional paid in capital on conversion of $555,000 (year ended December 31, 2004 - $1,220,000) in principal value of the 4% senior subordinated convertible debentures into common shares of the Company (note 5)	(163,980)	(721,097)
Balance, end of period	$ 24,148	$ 281,224

During December 2003 and January 2004, the Company issued a total of $2,000,000 in principal amount of 4% senior subordinated convertible debentures (note 5).  In connection with the placement of the debentures, the Company incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Company’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

4.  Promissory Notes Payable

	September 30, 2005	December 31, 2004
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 296,321	$ 296,321

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

During the nine months ended September 30, 2005, holders of the debentures exercised the conversion feature and converted a total of $555,000 in principal, and $23,932 in accrued interest which was included in accounts payable and accrued liabilities, into 1,157,866 common shares of the Company (Note 7(a)).  Deferred financing costs of $163,980 (note 3) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $414,952.  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures as at September 30, 2005 is $225,000. (December 31, 2004 - $780,000).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

5.  4% Senior Subordinated Convertible Debentures (continued):

During the nine months ended September 30, 2005, the Company accreted the debentures payable through charges to interest expense totaling $414,951.  Included in this amount is $284,580, which represents the unamortized discount that was recognized as interest expense during the nine months ended September 30, 2005 as a result of the conversion of debentures into common shares of the Company (Note 7(a)).

The following table sets forth the financial statement presentation of the debenture proceeds on issuance:

Cumulative proceeds 4% senior subordinated convertible debentures	$2,000,000
Allocated to additional paid-in capital for:
1,400,000 Series H warrants	(1,216,708)
Beneficial conversion feature	(783,292)
Proceeds allocated to 4% senior subordinated convertible debentures upon issuance	$ --

The following table sets forth the changes in the financial statement presentation of the balance allocated to 4% senior subordinated convertible debentures at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Balance allocated to 4% senior subordinated convertible debentures,
beginning of period	$ 332,073	$ --
Accretion of the 4% senior subordinated convertible debentures
as a charge to interest and financing costs during the period	414,951	1,552,073
Principal converted into common shares of the Company during the period	(555,000)	(1,220,000)
Balance allocated to 4% senior subordinated convertible debentures, end of period	$ 192,024	$ 332,073

As the 4% senior subordinated convertible debentures will reach maturity and become payable effective December 31, 2005, they have been classified as a current liability at September 30, 2005 and December 31, 2004.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

6. Capital Lease Obligation

During April 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2005	$ 1,547
2006	6,188
2007	6,188
2008	1,547
Total minimum lease payments	15,470
Less amount representing interest, at 23.9%	4,072
Present value of net minimum lease payments	11,398
Current portion of capital lease obligation	3,787
$ 7,611

7.  Stockholders’ Equity

a)  Common stock transactions

During the nine months ended September 30, 2005, the Company issued 1,157,866 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $578,932 of debenture principal and accrued interest (note 5).  Deferred financing costs of $163,980 (note 3), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $414,952.

b)  Transactions involving stock purchase warrants

On August 31, 2005, the 400,000 Series G warrants were amended to extend the expiry date from September 3, 2005 to December 31, 2006, as consideration for consulting services to be rendered during the period for which the extension was granted.  $3,823, representing the fair value of the extension granted in exchange for services rendered to September 30, 2005, has been included in selling, general and administrative expenses; $45,876, representing the fair value of the extension granted in exchange for services to be rendered within the next twelve months, has been included in prepaid expenses; $11,463, representing the fair value of the extension granted in exchange for services to be rendered during the period from October to December 2006, has been included in deferred consulting services.  The amounts included in prepaid and deferred consulting services will be charged to expense on a straight-line basis over the period from October 1, 2005 to December 31, 2006.  The fair value of the extension was calculated using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.71%; expected volatility of 94%; and an expected life of 1.33 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

7.  Stockholders’ Equity (continued)

Following is a description of stock purchase warrants outstanding at September 30, 2005 and December 31, 2004:

			Outstanding	Outstanding
	Exercise		September 30,	December 31,
	Price	Expiry	2005	2004
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,896,000	3,896,000
Series G	0.75	December, 2006	400,000	400,000
Series H	0.50	December, 2006	2,727,500	2,727,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			12,691,833	12,691,833

c)

Transactions involving stock options

During the nine months ended September 30, 2005, the Company granted a total of 2,350,000 stock options to employees and consultants under the Company’s 2004 Incentive Equity Plan. 400,000 of these options were granted to consultants in respect of services provided, and 1,950,000 options were granted to employees.

150,000 of the options granted to consultants during this period were in respect of services provided during 2004, for which a liability was accrued during 2004.  These options give the consultants the right to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options vested on various dates ranging from October 1, 2004 to November 24, 2004, and will be exercisable for a period of five years commencing from the grant date, subject to early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  In connection with these options, a liability in the amount of $54,965 was included in accrued liabilities at December 31, 2004, based on the fair value of the options at their grant date, and related expenses of $50,584 and $4,381 were included in selling, general and administrative expenses, and research and development expenses, respectively, for the year ended December 31, 2004.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.77%; expected volatility of 167%; and an average expected life of 4.14 years.  75,000 of these options were forfeited during the nine months ended September 30, 2005 as a result of the termination of the related consulting agreements.

The remaining 250,000 options granted to a consultant during the nine months ended September 30, 2005 vested immediately upon issuance, and give the consultant the right to purchase a total of 250,000 common shares at an exercise price of $0.67.  The expiry date for unexercised options is June 30, 2010, with provision for early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  In connection with these options, an expense of $156,531, representing the fair value of the options at their grant date, has been included in selling, general and administrative expenses.  The fair value was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life of 5.02 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

7.  Stockholders’ Equity (continued)

c)  Transactions involving stock options (continued)

There were 350,000 options granted to employees on March 8, 2005, which include the following provisions:  all of the options vested immediately upon issuance; 250,000 have an exercise price of $0.90; 100,000 have an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.     The fair value of these options at date of grant was $161,585, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 170%; and an average expected life of 4.29 years.  25,000 of these options were forfeited during the nine months ended September 30, 2005 as a result of the termination of the related employment agreement.

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

In accordance with the Company’s policy in respect of stock options granted to employees (note 2(e)), there has been no compensation expense recorded in connection with the 1,950,000 options granted to employees during the nine months ended September 30, 2005, as the market value of the underlying stock at the grant dates did not exceed their exercise price.

During the nine months ended September 30, 2005, 1,310,000 of the 3,912,302 stock options granted to non-employees during 2003 were forfeited as a result of the termination of the related consulting agreements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

7.  Stockholders’ Equity (continued)

d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees
recorded in 2003 and 2005 on the issuance of warrants
and on the extension of the expiry date of previously-
issued warrants, respectively, in exchange for services
to be rendered	$ 34,033	$ 76,684	$ 94,452	$283,801
Relating to the issuance of common stock and stock
options as compensation for services rendered	--	24,600	156,531	94,300
Total stock-based compensation included in selling,
general and administrative expenses	34,033	101,284	250,983	378,101

Research and development:
Relating to the granting of stock options as
compensation for services rendered	--	3,200	--	3,200
Total stock-based compensation included in expenses	$ 34,033	$104,484	$250,983	$381,301

In addition to the stock-based compensation noted above, $110,400 in penalties on the late registration of the Company’s common stock underlying the 4% convertible debentures was included in selling, general and administrative expenses for the nine months ended September 30, 2004.  Payment in respect of these penalties was made through the issuance of 184,000 shares of the Company’s common stock in July 2004.

8.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 2,250	$ 8,905	$ 9,397	$ 44,677
Accretion of the debentures payable (note 5)	32,494	233,558	414,951	1,378,447
Amortization of deferred financing costs (note 3)	23,811	76,831	93,096	419,027
	58,555	319,294	517,444	1,842,151
Accrued interest on 12% promissory notes	8,965	8,964	26,590	28,413
Interest portion of capital lease payments	685	790	2,223	790
Total interest and financing costs	$ 68,205	$ 329,048	$ 546,257	$ 1,871,354

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	September 30, 2005	September 30, 2004
Stock options	4,852,302	4,062,302
Series B stock purchase warrants	--	320,000
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,896,000	3,896,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,727,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	17,544,135	17,074,135

10.  Related Party Transactions

As discussed further in note 11(b), the Company subleases excess office space to a related party.

Included in selling, general and administrative expenses for the nine months ended September 30, 2004, is $10,000 in administrative charges and $6,229 in reimbursable expenses payable to a corporation controlled by two of the Company’s officers and directors.

11.  Guarantees and Commitments

a) Guarantees

The Company has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common stock of the Company or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

The Company has the following guarantees which are subject to the disclosure requirements of FIN 45:

(a) In the normal course of business, the Company entered into a lease agreement for facilities.  As the lessee, the Company agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Company has liability insurance that relates to the indemnification described above.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

11.  Guarantees and Commitments (continued)

a) Guarantees (continued)

(b) The Company includes standard intellectual property indemnification clauses in its software license and service agreements.  Pursuant to these clauses, the Company holds harmless and agrees to defend the indemnified party, generally the Company’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to the Company’s products.  The term of the indemnification clauses is generally perpetual any time after execution of the software license and service agreement.  In the event an infringement claim against the Company or an indemnified party is successful, the Company, at its sole option, agrees to do one of the following:  (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

Historically, the Company has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

b)  Commitment

During April 2004, the Company entered into a lease agreement for office space.  In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2005	$17,861
2006	71,445
2007	23,815

Total	$113,121

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $2,742 (December 31, 2004 - $14,181) in rent receivable pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $22,033 (2004 - $6,807).  The anticipated remaining sublease income is approximately as follows:  2005 - $7,688; and 2006 - $10,250.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the nine months ended September 30, 2005, net of sublease income was $85,054 (2004 - $54,522).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

12.  Supplementary Cash Flow Information

The Company paid no income taxes during the nine months ended September 30, 2005, nor during the nine months ended September 30, 2004.   Interest paid in cash during the nine months ended September 30, 2005 and September 30, 2004 were $2,223 and $790, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2005 and September 30, 2004:

	2005	2004

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $163,980 (2004 - $686,892)	$ 414,952	$ 452,813
Conversion of promissory notes and accrued interest	--	180,000
Debt issuance costs	--	840,050
Share issuance costs	--	240,289
Conversion of 104,000 series F warrants into 104,000 shares
of the Company’s common stock, in consideration for the
cancellation of $52,000 in accounts payable	--	52,000
Increase in capital lease obligation	--	14,766
Total	$ 414,952	$1,779,918

13.  Subsequent Event

On November 7, 2005, holders of the Series H warrants exercised a total of 55,000 warrants, and purchased 55,000 shares of the Company’s common stock for proceeds of $27,500.  On November 8, 2005, holders of the Series F warrants exercised a total of 750,000 warrants, and purchased 750,000 shares of the Company’s common stock for proceeds of $375,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-QSB contains both historical information and forward-looking information.  The forward-looking information, which generally is information stated to be anticipated, believed, expected or projected by us, involves known and unknown risks, uncertainties and other factors which may cause our actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information.  Potential risks and uncertainties include, without limitation and in addition to other factors discussed in this report:

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2004 Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004, and updated in note 2 to our September 30, 2005 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2005 Interim Consolidated Condensed Financial Statements.

Revenue recognition:

For sales of product licenses, we recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

For contracts with multiple elements such as product licenses, product support and services, we follow the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where we cannot determine the fair value of all of the obligations, the revenue is deferred until such time as it can be determined or the element is delivered.

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(899,279)	$(1,496,373)	$(3,311,584)	$(6,465,428)
Add stock-based employee compensation expense
included in net loss	--	--	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(3,363)	--	(961,451)	--
Pro forma net loss	$(902,642)	$(1,496,373)	$(4,273,035)	$(6,465,428)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.05)	$(0.11)	$(0.24)
Basic and diluted – pro forma	$(0.03)	$(0.05)	$(0.14)	$(0.24)

Recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R (revised 2004), “Share-Based Payment – a revision of FAS 123”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  This Statement is a revision to Statement 123 and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance; it will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options.

In adopting FAS 123R, we will apply the modified-prospective transition method.  Under this method, we will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (unvested awards).  Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123.  As described above, we currently use the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123.  With respect to awards granted after the adoption of FAS 123R, we are evaluating alternative models and assumptions to be used to determine the fair value of stock compensation.  The impact of FAS 123R on our results of operations cannot be predicted at this time, because the impact will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue:  We completed our first commercial sale during the three months ended September 30, 2005, and will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies have been met.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended September 30, 2005 we incurred a total of $494,137, including $460,104 in cash-based expenses and $34,033 in stock-based expenses, as compared to $809,773, of which $708,489 was cash-based and $101,284 was stock-based expense, during the three months ended September 30, 2004.  There was an overall decrease in selling, general and administrative expenses of $315,636 (39%), comprised of a $248,385 (35%) decrease in the cash-based component, and a $67,251 (66%) decrease in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended September 30, 2004, during which we continued the ramp-up of our sales and marketing efforts commenced in the second quarter of 2004, in anticipation of the commercial release of one of our products.  This ramp-up initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of this product, we began to scale back our sales and marketing expenditures during the fourth quarter of 2004, and continued to reduce these costs during the first quarter of 2005.   Selling and marketing costs were not increased until September 2005, at which time we retained a part-time consultant to assist in the area of product marketing research.

The reduction in cash-based selling and marketing costs was partially offset by an increase in cash-based administrative expenses, which occurred primarily as a result of an increase in professional fees relating to our adherence to changing legislative requirements generally, the additional ongoing reporting requirements relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004, and our investor relations activities.

The stock-based component of selling, general and administrative expense for the three month period ended September 30, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of warrants issued during 2003.  The stock-based component of this expense for the three-month period ended September 30, 2004 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and the recognition of the fair value of common stock options granted during the period as compensation for services rendered.  The amortization of prepaid stock-based consulting fees was lower during the three months ended September 30, 2005 ($34,033, as compared to $76,684 during the three months ended September 30, 2004), as a result of the prepaid component relating to one of the contracts for which this expense was being recognized, becoming fully amortized in October 2004, which reduced the amortization of the related prepaid expense during subsequent periods.  The fair value of stock options included in selling, general and administrative expenses during the three months ended September 30, 2004 was $24,600, for which there was no comparable transaction during the three months ended September 30, 2005.

During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to ramp up our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   As a result of a delay in the expected release date for this software application, we scaled back the ramp-up of our sales and marketing program during the fourth quarter of 2004.  Notwithstanding this delay, our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons, we incurred significant sales and marketing expenses in advance of any of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2005, we incurred $315,674 developing our software applications, which represents a decrease of $27,060 (8%) from the $342,734 we incurred during the three months ended September 30, 2004.  The overall decrease is due primarily to a reduction in compensation and related expenses in our Ottawa, Canada location for research and development.  During both the three months ended September 30, 2005 and the three months ended September 30, 2004, we engaged two personnel in this department on a full-time basis in our Ottawa, Canada location; however the two personnel engaged during the third quarter of 2004 had a higher average cost than the two employees engaged during the third quarter of 2005. This decrease was partially offset by higher costs associated with the expansion of the Europe-based contract development group from an average of 24 personnel during the three months ended September 30, 2004, to an average of 26 personnel during the three months ended September 30, 2005.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the three months ended September 30, 2005, we incurred $68,205 in interest and financing costs, a decrease of $260,843 (79%) over the $329,048 in interest and financing costs incurred during the three months ended September 30, 2004.  Of the $68,205 in interest and financing costs we incurred during the three months ended September 30, 2005, $58,555 relates to our 4% senior subordinated convertible debentures, $8,965 relates to promissory notes payable, and $685 relates to the capital lease.  The $58,555 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended September 30, 2005 is comprised of:  $2,250 of accrued interest charges on the debentures outstanding during the period; $32,494 of accretion of debentures payable through charges to interest expense; and $23,811 of amortization of deferred financing costs.

The $329,048 we incurred in interest and financing costs during the three months ended September 30, 2004 is comprised of $319,294 relating to our 4% senior subordinated convertible debentures, $8,964 relating to promissory notes payable, and $790 relating to the capital lease.  The $319,294 in interest and financing costs associated with our 4% senior subordinated debentures for the three months ended September 30, 2004 is comprised of:  $8,905 of accrued interest charges on the debentures outstanding during the period; $233,558 of accretion of debentures payable through charges to interest expense; and $76,831 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $233,558 includes $124,324 which represents the unamortized discount that was recognized as interest expense during the quarter as a result of the conversion of $56,763 in principal of our 4% senior convertible debentures, net of deferred financing costs of $93,237.

The decrease of $260,739 (82%) in accrued interest charges on the debentures outstanding during the period occurred as a result of a lower principal balance outstanding during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004, due to the conversion of a total of $1,775,000 in principal during the second and third quarters of 2004 and the first and second quarters of 2005.  The decrease of $201,064 (86%) in accretion of debentures payable during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004, occurred primarily as a result of the inclusion of $124,324 in unamortized discount on the conversion of debentures payable during the three months ended September 30, 2004, for which there was no comparable charge during the three months ended September 30, 2005.  Additionally, there was a reduction in accretion for debentures outstanding during the period, which occurred because of there being a lower principal balance of debentures payable during the three months ended September 30, 2005, on which accretion was calculated for the period.  The decrease of $53,020 (69%) in amortization of deferred financing costs also occurred as a result of the lower principal balance for which the charge was made, due to the conversion of $555,000 in principal subsequent to the three months ended September 30, 2004.

The accrued interest on 12% promissory notes did not change materially during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, as there was no change in either the principal outstanding or the terms of these notes.  Similarly, interest charges relating to the capital lease did not change significantly.

Net Loss: We incurred a loss of $899,279 ($0.03 per share) for the three months ended September 30, 2005, compared to a loss of $1,496,373 ($0.05 per share) for the three months ended September 30, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

*

successfully develop related software applications.

The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue:  We completed our first commercial sale during the nine months ended September 30, 2005, and will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies have been met.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the nine months ended September 30, 2005 we incurred a total of $1,739,401, including $1,488,418 in cash-based expenses and $250,983 in stock-based expenses, as compared to $2,164,858, of which $1,676,357 was cash-based and $488,501 was stock-based expense, during the nine months ended September 30, 2004.  There was an overall decrease in selling, general and administrative expenses of $425,457 (20%), comprised of a $237,518 (49%) decrease in the stock-based component, and a $187,939 (11%) decrease in the cash-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the nine months ended September 30, 2004, during which we were involved in the ramp-up of our sales and marketing efforts, in anticipation of the commercial release of one of our products.  This ramp-up initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of this product, we began to scale back our sales and marketing expenditures during the fourth quarter of 2004, and continued to reduce these costs during the first quarter of 2005.   Selling and marketing costs were not increased until September 2005, at which time we retained a part-time consultant to assist in the area of product marketing research.

The reduction in cash-based selling and marketing costs was partially offset by an increase in cash-based administrative expenses, which occurred primarily as a result of an increase in professional fees relating to our adherence to changing legislative requirements generally, the additional ongoing reporting requirements relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004, and our investor relations activities.

The stock-based component of selling, general and administrative expense for the nine month period ended September 30, 2005 consisted of $94,452 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of warrants issued during 2003; and $156,531 recognized as the fair value of stock options issued during the period as compensation for services rendered.  The stock-based component of this expense for the nine months ended September 30, 2004 consisted of $283,801 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; $94,300 recognized as the fair value of stock options issued during the period as compensation for services rendered; and $110,400 in penalties on the late registration of our common stock underlying the 4% convertible debentures, for which payment was made through the issuance of common stock . The amortization of prepaid stock-based consulting fees was lower during the nine months ended September 30, 2005, as a result of the prepaid component relating to one of the contracts for which this expense was being recognized, becoming fully amortized in October 2004, which reduced the amortization of the related prepaid expense during subsequent periods.  During the nine months ended September 30, 2005, we issued 250,000 stock options to a consultant in recognition of the consultant’s service and commitment to our company, for which there was no comparable transaction during the nine months ended September 30, 2004.  During the nine months ended September 30, 2004, $42,500 of the $94,300 relating to the issuance of common stock and stock options was in respect of common stock issued to a consultant as partial payment of fees; the remaining $51,800 related to the fair value of stock options awarded to consultants as an incentive to join the Company.   The penalties incurred during the nine months ended September 30, 2004 on the late registration of our common stock underlying the 4% convertible debentures was an unusual event, for which there was no comparable transaction during the nine months ended September 30, 2005.

During the third quarter of 2002 we began marketing our software applications, with the objective of increasing the number of beta sites and gaining market recognition for our software applications and for our company.  We continued with this objective until the second quarter of 2004, at which time we began to ramp up our sales and marketing efforts in anticipation of one of our software applications becoming ready for commercial licensing during the fourth quarter of 2004.   As a result of a delay in the expected release date for this software application, we scaled back the ramp-up of our sales and marketing program during the fourth quarter of 2004.  Notwithstanding this delay, our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons, we incurred significant sales and marketing expenses in advance of any of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2005, we incurred $978,536 developing our software applications, which represents an increase of $142,301 (17%) over the $836,235 we incurred during the nine months ended September 30, 2004.  This increase is due primarily to the expansion of the contract development group from an average of 22 personnel during the nine months ended September 30, 2004, to an average of 26 personnel during the nine months ended September 30, 2005.  In addition to our contract development group, we engaged two full-time employees in research and development throughout the nine months ended September 30, 2005.  During the nine months ended September 30, 2004, we incurred the costs related to two full-time personnel (one employee and one consultant) for only the final three months of that period.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the nine months ended September 30, 2005, we incurred $546,257 in interest and financing costs, a decrease of $1,325,097 (71%) over the $1,871,354 in interest and financing costs incurred during the nine months ended September 30, 2004.  Of the $546,257 in interest and financing costs we incurred during the nine months ended September 30, 2005, $517,444 relates to our 4% senior subordinated convertible debentures, $26,590 relates to promissory notes payable, and $2,223 relates to the capital lease.  The $517,444 in interest and financing costs associated with our 4% senior subordinated debentures for the nine months ended September 30, 2005 is comprised of:  $9,397 of accrued interest charges on the debentures outstanding during the period; $414,951 of accretion of debentures payable through charges to interest expense; and $93,096 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $414,951 includes $284,580 which represents the unamortized discount that was recognized as interest expense during the period as a result of the conversion of $391,020 in principal of our 4% senior convertible debentures, net of deferred financing costs of $163,980.

The $1,871,354 we incurred in interest and financing costs during the nine months ended September 30, 2004 is comprised of $1,842,151 relating to our 4% senior subordinated convertible debentures, $28,413 in accrued interest on the 12% promissory notes and $790 relating to the capital lease.  The $1,842,151 in interest and financing costs associated with our 4% senior subordinated debentures for the nine months ended September 30, 2004 is comprised of:  $44,677 of accrued interest charges on the debentures outstanding during the period; $1,378,447 of accretion of debentures payable through charges to interest expense; and $419,027 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $1,378,447 includes $933,051 which represents the unamortized discount that was recognized as interest expense during the period as a result of the conversion of $433,108 in principal of our 4% senior convertible debentures, net of deferred financing costs of $686,892.

The decrease of $35,280 (79%) in accrued interest charges on the debentures outstanding during the period occurred as a result of a lower principal balance outstanding during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, due to the conversion of a total of $1,775,000 in principal during the second and third quarters of 2004 and the first and second quarters of 2005.  The decrease of $963,496 (70%) in accretion of debentures payable during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, occurred primarily as a result of the inclusion of $284,580 in unamortized discount on the conversion of debentures payable during the nine months ended September 30, 2005, as compared to the $933,051 in unamortized discount included in the accretion of debentures payable during the nine months ended September 30, 2004.  Additionally, there was a reduction in accretion for debentures outstanding during the period, which occurred because of there being a lower principal balance of debentures payable during the nine months ended September 30, 2005, on which accretion was calculated for the period.  The decrease of $325,931 (78%) in amortization of deferred financing costs also occurred as a result of the lower principal balance for which the charge was made.

The decrease of $1,823 (6%) in accrued interest on 12% promissory notes occurred as a result of the conversion of $169,964 in principal balance of the notes during the first quarter of 2004, which reduced interest charges for periods subsequent to the conversion.  The capital lease was entered into at the end of the second quarter of 2004.  As such, there were no charges to interest on capital lease for the six months ended June 30, 2004.

Net Loss: We incurred a loss of $3,311,584 ($0.11 per share) for the nine months ended September 30, 2005, compared to a loss of $6,465,428 ($0.24 per share) for the nine months ended September 30, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

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

We completed our first commercial sale during the nine months ended September 30, 2005, and will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies have been met.  We anticipate additional commercial sales during the fourth quarter of 2005, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2005, we retained one part-time consultant in our marketing department; we subsequently hired this individual as a full-time employee effective November 14, 2005.  Effective November 1, 2005, we hired one additional person in our sales department.  We do not expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

We have sufficient cash reserves, based on our current level of expenditures, and taking into account the proceeds we received on the exercise of warrants on November 7 and November 8, 2005, to fund operations until approximately the end of 2005.  We are currently pursuing alternatives regarding the raising of additional capital to fund operations.  In the event that we are not successful in raising sufficient additional capital by approximately the end of the fourth quarter of 2005, we will have to severely reduce all of our expenditures.  This may result in significant delays in, or possibly precluding, the generation of sufficient revenues from the licensing of our products to generate positive cash flows from operations.

Sources of Capital: In August 1999 we made a transition in business strategies.  Prior to August 1999 we provided consulting services in addition to developing our core technology.  Since then, we have directed all of our efforts to the development, and sales and marketing of, our software applications. Our principal sources of capital for funding our business activities subsequent to August 1999 have been the private placements of debt and equity securities.   During the nine months ended September 30, 2005, we granted 150,000 stock options, valued at $54,965, to consultants for services rendered during 2004.  The granting of these options resulted in the settlement of $54,965 in accrued liabilities.

On November 7, 2005, holders of the Series H warrants exercised a total of 55,000 warrants, and purchased 55,000 shares of the Company’s common stock for proceeds of $27,500.  On November 8, 2005, holders of the Series F warrants exercised a total of 750,000 warrants, and purchased 750,000 shares of the Company’s common stock for proceeds of $375,000.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Since August 1999 we have directed our efforts towards the development and marketing of our software applications. In May 2000, we started to actively market our software applications.  We commenced our current marketing program during the third quarter of 2002, and have since engaged additional personnel to assist in, and to expand the scope of, this effort.  The objective of this program is to secure pilot projects and to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.  During 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  During the first quarter of 2005, we continued the scale-back of our sales and marketing program which was commenced in the fourth quarter of 2004, and maintained this level of expenditure during the second and third quarters of 2005, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

At September 30, 2005, we had outstanding $225,000 in principal on our 4% senior subordinated convertible debentures.  In the event that none of these debentures is converted prior to maturity on December 31, 2005, the total principal and interest becoming payable on that date will be approximately $242,836.  It is our intension to repay any balance outstanding at maturity through the issuance of common shares, at a conversion rate of one common share for each $0.50 of principal and interest outstanding, as provided in the terms of the debenture agreement.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2005 and 2006.

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

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us, commencing during the second quarter of 2004.  We believe that as of the beginning of the period covered by this report, the weaknesses identified in (2), (3) and (5) above had been remediated.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this report.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system  We have only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to perform routine, month end accounting procedures.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

When our independent registered public accountants’ audit staff arrived to start their field work with respect to our 2004 financial statements, not all of the back up schedules had been prepared.  Some of the back up schedules that we prepare to support the information in the financial statements and Form 10-KSB were not completed by us until the later stages of the field work.  As we completed the back up schedules, we identified some adjusting entries that were required to provide complete, accurate disclosure.  Our failure to timely prepare all of the relevant back up schedules resulted in a delay in the process, which contributed to our not being able to file our Form 10-KSB for the year ended December 31, 2004 until April 15, 2005.  In fact, our inability to be prepared on time for our independent registered public accountants’ periodic scheduled field work caused us difficulty in meeting our filing deadlines throughout 2004.

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we were able to complete most of our back up prior to the arrival of our independent registered public accountants’ staff for the review of our June 30, 2005 financial reporting, and we were able to file our Form 10-QSB for that period on August 15, 2005.  As such, we believe this material weakness had not been remediated as of the end of the period covered by this report, although significant progress in remediation had been made.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

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

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2005, holders of the Series H warrants exercised a total of 55,000 warrants, and purchased 55,000 shares of the Company’s common stock for cash proceeds of $27,500.  On November 8, 2005, holders of the Series F warrants exercised a total of 750,000 warrants, and purchased 750,000 shares of the Company’s common stock for cash proceeds of $375,000.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

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

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: November 14, 2005

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  November 14, 2005