Form 10KSB
period 2005-12-31
VALIDIAN CORP
filed 2006-04-07
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

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

NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.23) and asked ($0.23) price of the issuer’s Common Stock as of March 14, 2006, was $5,013,510, based upon the average between the closing bid and asked price ($0.23) multiplied by the 21,797,871 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 14, 2006: 33,183,691.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

SEC 2337 (9-05)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2005

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

63

Item 8A.

Controls and Procedures.

63

Item 8B.

Other Information

65

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

66

Item 10.

Executive Compensation.

67

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

71

Item 12.

Certain Relationships and Related Transactions.

74

Item 13.

Exhibits.

75

Item 14

Principal Accountant Fees and Services.

76

Signatures

77

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding application security.  Validian ASITM is an application-security software system that helps to protect the exchange of information at the application layer, where the majority of breaches occur, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the hardware and software perimeter.  Validian ASI makes secure data exchange among applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian ASI facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent impersonation through application authentication and authorization; delivers confidentiality through application authentication and authorization; and delivers confidentiality through end-to-end encryption of all exchanges, so that data never travels “in the clear”.  Incorporated in the United States, Validian has offices in the United States and Canada.

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

Channel Sales

In order to penetrate the market for our products, we are attempting to partner with value-added resellers ("VARs"), independent marketing representatives (“IMRs”), system integrators (“SIs”), independent software vendors (“ISVs”) and application service providers (“ASPs”).  Potential partners are identified based upon their ability to penetrate specific markets more easily than we can. We believe major customers also will act as VARs in their sector.

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

Currently, we have agreements with distribution partners in the U.S. and Canada.

Marketing Analysis

During the year ended December 31, 2005, we utilized the services of industry specialists in the health care, government, supply chain management and entertainment sectors. Their mandate was to identify specific areas and a limited number of corporations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential clients reside are expected to be in North America, Europe and Asia Pacific.  We started building our sales team by retaining two sales representatives during the third quarter of 2002.  At March 14, 2006 we had a vice president of sales, two sales representatives, and one sales agent.

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

SSL

Secure Socket Layer (“SSL”) is a browser level protection offered by Netscape and Microsoft and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is an industry standard widely used across a large number of platforms and systems. However, we believe that it relies on a rather weak authentication model, because the browser is not authenticated by the server, which introduces a risk of impersonation.

FC Competition

Our FC competes primarily with the following products:

Free Instant Messaging (“IM”)

The major suppliers of individual-class, free and unsecure IM systems are Yahoo!, Microsoft and AOL.

Enterprise-class Secure IM

The enterprise-class secure IM market is developing rapidly. The Radicati Group predicts that there will be 349 million corporate IM users by 2007.  Recent studies indicate that enterprise-class IM products are being adopted by corporations, which is in line with the forecasts.  Current suppliers include WireRed, Jabber, Bantu, Sigaba, Yahoo!, FaceTime and IBM.  Microsoft has also announced their development of IM products.  We believe that we have competitive products, and we are positioning to be able to take a share of this growing market.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2005	2004

$1,307,483	$1,234,042

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

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We have filed patent applications covering certain aspects of our products in the U.S., Canada and the European Union.  Further applications may be made in other countries, as and when we penetrate new markets.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection.  We also cannot assure that our technology does not infringe upon the intellectual property rights of others.  In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected.  For more information please see “Risk Factors - We may not be able to protect and enforce our intellectual property rights which could result in the loss of our right, loss of business or increase our costs.” and “Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition,” below.

Employees

As at December 31, 2005, we had thirteen full-time employees and contractual personnel, including three executive officers, six sales and marketing staff, two product development personnel, and two in administration.  Ten are located in Ottawa, Canada, one is located in Montreal, Canada, one is located in Washington, DC, one is located in Memphis, Tennessee. In addition, we contract with an independent software development group in Europe, which had twenty-eight individuals deployed to our contract on a full-time basis as at December 31, 2005. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

Risk Factors

Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

Risks relating to our Business

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

We incurred a net loss of $4,205,659 and negative cash flow from operations of $3,035,255 during the year ended December 31, 2005.  During the year ended December 31, 2004, we incurred a net loss of $8,017,166 and negative cash flow from operations of $4,323,111.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

We will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.  See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources.”

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

We will require additional capital to proceed with our business plan.  If we are unable to obtain such capital, we will be unable to proceed with our business plan and we will be forced to limit or curtail our operations.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We are currently pursuing alternatives regarding the raising of additional capital to fund operations.  For a discussion of our capital requirements, see the disclosure in "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations.”  We do not currently have a commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all.  Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution.  If we are unable to raise additional financing in the immediate future, and thereafter as required, we will be unable to grow or maintain our current level of business operations and, in fact, we will be forced to limit or curtail our operations.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We rely on a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have registered trademarks in the United States, Canada and the European Union, and we have filed one patent application for our technology in each of these countries.  Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

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

We expect that some portion of our revenues will be based on sales provided outside of the United States.  In addition, a significant portion of our operating expenses are incurred outside of the United States, and we expect that this will continue to be the case.  As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to foreign currency. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

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

Risks relating to our Common Stock

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

Shares issuable upon the exercise of options, warrants and convertible debentures, or under anti-dilution provisions in certain agreements, could dilute stock holdings and adversely affect our stock price.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 14, 2006, we have outstanding options and warrants to purchase a total of 17,189,135 shares of our common stock, all of which have exercise prices above the recent market price of $0.23 per share (as of March 14, 2006).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 1,310,000 shares remaining for issuance as of March 14, 2006, the second of which had 387,698 shares remaining for issuance as of March 14, 2006.  Future options issued under these plans may have further dilutive effects.

Issuance of shares pursuant to the exercise of options, warrants, or anti-dilution provisions, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 14, 2006, we had outstanding 33,183,691 shares of common stock, of which approximately 11,385,820 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

*

that are not traded on a securities exchange, a “junior tier” of an exchange or an automated quotation system sponsored by a registered national securities association that has established initial listing standards that meet or exceed specified criteria an maintains similar quantitative continued listing standards; or:

*

whose prices are not quoted on the NASDAQ automated quotation system ; or

*

of issuers with net tangible assets less than:

*

$2,000,000 if the issuer has been in continuous operation for at least three years; or

*

$5,000,000 if in continuous operation for less than three years, or

*

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks not less than two business days before a transaction is effected, and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

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

Our current executive officers, directors and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 14, 2006, our current executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 45% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud.  We periodically assess our system of internal controls to review their effectiveness and identify potential areas of improvement.  These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary.  Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention.  Internal control systems are designed in part upon assumptions regarding the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. A consequence of these and other inherent limitations of control systems is that there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information, and our image and operating results could be could be harmed, which could have a negative effect on the trading price of our common stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they consider to be, in aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  Due to the size and resources of our company we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report.  We are required to comply with Section 404 effective the fiscal year ending December 31, 2007.  Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404.  We expect to devote substantial time and incur costs during fiscal 2006 and 2007 to implement appropriate controls and procedures to ensure compliance.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

Our Corporate History

We were incorporated in Nevada on April 12, 1989 as CCC Funding Corp. to seek out one or more potential business ventures.  On January 28, 2003, we changed our name from Sochrys.com Inc. to Validian Corporation.

Item 2.  Description of Properties.

Our Canadian office is located at 30 Metcalfe St., Suite 620, Ottawa, Canada, K1P 5L4. The telephone number is (613) 230-7211.  Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342, telephone number (404) 256-1963.

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

There have been no matters submitted to a vote of our shareholders since February 25, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “VLDI”.

The following table sets forth the range of high and low bid quotes of our common stock for the periods noted as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2004
January 1 to March 31	$1.47	$0.85
April 1 to June 30	1.35	0.57
July 1 to September 30	0.60	0.33
October 1 to December 31	0.55	0.33
2005
January 1 to March 31	0.78	0.39
April 1 to June 30	0.70	0.40
July 1 to September 30	0.60	0.38
October 1 to December 31	0.45	0.18
2006
January 1 to March 14	0.26	0.11

On March 14, 2006, the closing price of our common stock was $0.23 per share.

(b)

Holders -- There were approximately 175 holders of record of our common stock as of March 14, 2006, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 14, 2006 was 33,183,691 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I; Item 1:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2005, we issued the following:

*

485,672 shares of our common stock to holders of our 4% senior subordinated convertible debentures in connection with the settlement of $225,000 in principal amount of our 4% senior subordinated convertible debentures, plus accrued interest of $17,835;

*

55,000 shares of our common stock, on the exercise of 55,000 of our Series H warrants for cash proceeds of $27,500;

*

750,000 shares of our common stock, on the exercise of 750,000 of our Series F warrants for cash proceeds of $375,000.

During the period from January 1 to March 14, 2006, we issued the following:

*

100,000 options to purchase an aggregate of 100,000 shares of our common stock, to employees, as an incentive to become engaged in full-time employment with the Corporation;

*

300,000 shares of our common stock to an unrelated party in consideration for services rendered, and for entering into a consulting services agreement.

 The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2005 and December 31, 2004. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 7 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2006.  Our major initiatives through December 31, 2006 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  We plan on spending $202,500 on our marketing efforts during the year ended December 31, 2006.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  We expect to spend approximately $871,800 on our sales initiatives, including compensation and travel expenses, during the year ended December 31, 2006.

Our sales and marketing expenditures for the year ended December 31, 2006 are expected to total $1,074,300.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our product licenses.  Depending on the success of our sales efforts, we expect to spend $82,700 on compensation, training and related activities during the year ended December 31, 2006.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The cost associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  We estimate that the cost of our product development program during the year ended December 31, 2006 will be $1,338,900.

General and Administrative Expenses:  We expect to spend $982,600 on general and administrative activities during the year ended December 31, 2006.

During the year ended December 31, 2006 we expect to spend a total of $3,478,500, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.53 per share;

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

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years in the period ended December 31, 2005 and with respect to the consolidated balance sheets as at December 31, 2005 and 2004, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2005	2004
Operations Data
Selling, general and administrative	$ 2,213,403	$ 3,058,649
Research and development	1,307,483	1,234,042
Depreciation of property and equipment	83,856	46,231
Write-off of prepaid services	--	322,494
Write-off of deferred consulting services	--	1,048,100
Other expenses, net	600,917	2,307,650
Net loss	$ 4,205,659	$ 8,017,166

	Year Ended December 31
	2005	2004
Cash Flows Data
Net cash used in operating activities	$ (3,035,255)	$(4,321,111)
Net cash used in investing activities	(41,274)	(161,749)
Net cash provided by financing activities	399,747	6,686,412
Net increase (decrease) in cash and cash equivalents	$ (2,676,782)	$ 2,201,552

Balance Sheet Data
Cash	$ 71,193	$ 2,747,975
Total current assets	394,105	3,031,943
Property and equipment	96,868	139,450
Deferred financing costs	--	281,224
Deferred consulting services	50,349	171,187
Total assets	541,322	3,623,804
Total current liabilities	835,120	1,041,196
Capital lease obligation	6,547	10,239
Stockholders’ equity (deficit)	$ (300,345)	$ 2,572,369

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2005 compared to the fiscal year ended December 31, 2004

Revenue:  We generated no revenues during the year ended December 31, 2005, nor did we generate any revenues during the year ended December 31, 2004. We achieved our first commercial sale, in the amount of $25,000, during the third quarter of 2005; however we have not met all of the criteria required to recognize any of the revenue from that transaction.  As of August 1999, we have directed all of our attention towards the completion and marketing of the software applications discussed above.  We believe that if we are successful in our development and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2005 we incurred a total of $2,213,403, including $1,920,742 in cash-based expenses and $292,661 in stock-based expenses, as compared to $3,058,649, of which $2,494,680 was cash-based and $563,969 was stock-based expenses, during the year ended December 31, 2004.  There was an overall decrease in selling, general and administrative expenses of $845,246 (28%), comprised of a $573,938 (23%) decrease in the cash-based component of this expense, and a $271,308 (48%) decrease in stock-based expenses.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the year ended December 31, 2004.  During the second and third quarters of 2004, we were involved in the ramp-up of our sales and marketing efforts in anticipation of the commercial release of one of our products.  This ramp-up initially entailed the addition of seven new sales and marketing personnel, expansion of our leased office space, and increased travel and related costs.  As a result of a delay in the expected release date of this product, we began to scale back our sales and marketing expenditures during the fourth quarter of 2004, and continued to reduce these costs during the first quarter of 2005.  Selling and marketing costs were not increased from this reduced level until the third quarter of 2005, during which we retained a part-time consultant to assist in the area of product marketing research.  During the fourth quarter of 2005, we hired this individual on a full-time basis; we also hired a sales engineer, and our director of marketing and communications resigned.

The reduction in cash-based selling and marketing costs was partially offset by an increase in cash-based administrative expenses, which occurred primarily as a result of increased professional fees relating to our adherence to changing legislative requirements generally; the additional ongoing reporting requirements relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004; our investor relations activities, including the costs associated with our annual general meeting in February 2005; and increases in occupancy and insurance costs.  We also hired one part-time consultant in this department during the fourth quarter of 2005.

The stock-based component of selling, general and administrative expense for the year ended December 31, 2005 consisted of $136,130 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during August 2005, of the expiry date of warrants issued during 2003; and $156,531 recognized as the fair value of stock options issued to a consultant during the second quarter of 2005 as compensation for services rendered.  The stock-based component of this expense for the year emended December 31, 2004 consisted of $360,776 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; $50,584 recognized as the fair value of stock options issued to consultants during the year as compensation for services rendered; $42,209 recognized as the fair value of common stock issued to consultants during the year as compensation for services rendered; and $110,400 in penalties on the late registration of our common stock underlying our 4% senior convertible debentures.  The amortization of prepaid stock-based consulting fees was lower during the year ended December 31, 2005 as a result of the prepaid component relating to one of the contracts for which this expense was being recognized, becoming fully amortized in October 2004, which reduced the amortization of the related prepaid expense for subsequent periods.  During the year ended December 31, 2005, we issued 250,000 stock options to a consultant in recognition of the consultant’s service and commitment to our company, for which there was no comparable transaction during the year ended December 31, 2004.  During the year ended December 31, 2004, the following stock-based transactions were included in selling general and administrative expense, for which there was no comparable transaction during the year ended December 31, 2005:  $50,584 was recognized as the fair value of stock options issued to consultants as an incentive to join the company; $42,209 was recognized as the fair value of common stock issued to a consultant as partial payment of fees; $110,400 was recognized as the fair value of common stock issued in settlement of penalties incurred on the late registration of our common stock underlying the 4% senior convertible debentures.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the year ended December 31, 2005, we spent $1,307,483, developing our software applications, which represent an increase of $73,441 (6%) over the $1,234,042 we incurred during the year ended December 31, 2004.  This increase is due primarily to the expansion of the contract development group from an average of 24 personnel during the year ended December 31, 2004, to an average of 26 personnel during the year ended December 31, 2005.  In addition to our contract development group, and other consultants who we engage from time to time to assist with specific initiatives, we had two full-time employees in research and development throughout the year ended December 31, 2005; during the year ended December 31, 2004, we incurred the costs related to two full-time personnel (one employee and one consultant) during only the second half of the year.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease.  During the year ended December 31, 2005, we incurred $615,286 in interest and financing costs, a decrease of $1,511,288 (71%) over the $2,126,574 in interest and financing costs incurred during the year ended December 31, 2004.  Of the $615,286 in interest and financing costs incurred during 2005, $576,844 relates to our 4% senior subordinated convertible debentures, $35,556 relates to the promissory notes payable, and $2,886 relates to the capital lease.

The $576,844 in interest and financing costs associated with our 4% senior subordinated convertible debentures for the year ended December 31, 2005 is comprised of $11,673 of accrued interest charges on the debentures outstanding during the period; $447,927 of accretion of debentures payable through charges to interest expense; and $117,244 of amortization of deferred financing costs.  The accretion of debentures payable in the amount of $447,927 includes $284,580 which represents the unamortized discount that was recognized as interest expense during the year as a result of the conversion of $391,020 in principal of the 4% senior convertible debentures, net of deferred financing costs of $163,980.

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

The decrease of $1,819 (5%) in interest on promissory notes payable occurred as a result of the conversion of $169,964 in principal balance of the notes during the first quarter of 2004, which reduced interest charges for periods subsequent to the conversion.  The capital lease was entered into at the end of the second quarter of 2004; the lease was therefore outstanding for the entire year ended December 31, 2005, as compared to approximately one-half of the year ended December 31, 2004, which is the primary reason for the increase of $1,281 (80%) in interest expense on  the capital lease during 2005, as compared to 2004.

Write-off of prepaid services and write-off of deferred consulting services: As a result of completing the $6,000,000 private equity placement, we cancelled a long-term service agreement with an unrelated company during the first quarter of 2004.  The termination of this agreement resulted in the cancellation of 4,000,000 Series F warrants, which were issued by us during September 2003, which entailed the write-off of $322,494 of prepaid services and $1,048,100 of deferred consulting services.  There was no comparable event during the year ended December 31, 2005.

Loss on extinguishment of debt: During the year ended December 31, 2004, we settled promissory notes and accrued interest totaling $180,000, through the issuance of 360,000 shares of our common stock.  We recorded a loss in connection with this transaction, representing the difference between the market value of the shares issued at the time of the settlement, and the amount which would have been paid had the debt been settled in cash.  There was no comparable event during the year ended December 31, 2005.

Depreciation of property and equipment: Depreciation of property and equipment was $83,856 during the year ended December 31, 2005, an increase of $37,625 (81%), over the $46,231 charged to depreciation expense during the year ended December 31, 2004.  This increase occurred as a result of the addition of $161,749 in new capital assets during the year ended December 31, 2004, which resulted in higher depreciation charges for periods subsequent to the additions, which comprised a greater part of the year ended December 31, 2005 than for the year ended December 31, 2004.  Additionally, we acquired $41,274 in new capital assets during the year ended December 31, 2005, which resulted in a further increase in periodic depreciation charges for periods following these additions.

Net Loss: We incurred a loss of $4,205,659 ($0.13 per share) for the year ended December 31, 2005, compared to a loss of $8,017,166 ($0.29 per share) for the year ended December 31, 2004.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

to be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Liquidity and Capital Resources

General:  Since inception, we have funded our operations from private placements of debt and equity securities.  Our primary expenses are related to our research and development and marketing programs.  In addition, until September 1999, we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

At December 31, 2005, we had $71,193 in cash and cash equivalents, and at December 31, 2004, we had $2,747,975 in cash and cash equivalents.  Our cash and cash equivalents decreased during 2005 primarily reflecting our net loss of $4,205,659 and the resulting cash used in operations of $3,035,255.  Our cash and cash equivalents increased in 2004 reflecting net proceeds of $6,687,847 from sales of equity and debt, offset by our net loss for the year of $8,017,166 and the resulting cash used in operations of $4,323,111.  In February and March, 2006, we raised $215,000 through the issuance of 12% notes.

As discussed elsewhere in this report, our independent registered public accountants have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $441,014 and our accumulated a deficit of $21,255,891 as at December 31, 2005; our loss of $4,205,659 and negative cash flow from operations of $3,035,255 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.

We achieved our first commercial sale during the third quarter of 2005, followed by our second commercial sale during the first quarter of 2006.  We anticipate further commercial sales during the second quarter of 2006, however we cannot be assured that this will be the case.  As of December 31, 2005 we had not met all of the criteria required to recognize any of the revenue from our first commercial sale.  We hired two additional full-time employees and one part-time consultant during the fourth quarter of 2005, and one full-time employee during the first quarter of 2006; two full-time employees resigned during this time period.  Subject to our raising sufficient additional capital, we expect to hire one or two additional personnel in the sales and marketing departments during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  In February 2006, we engaged financial advisers to provide advice to us with respect to capital raising.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2005, our sources of capital included the following, which generated cash for funding operations:

•

55,000 of our Series H warrants were exercised for cash proceeds of $27,500;

•

750,000 of our Series F warrants were exercised for cash proceeds of $375,000;

•

on February 16, March 3, and March 30, 2006, the Corporation received advances of $65,000, $75,000, and $75,000, respectively, under its 12% promissory notes.

In addition, the following stock-based transactions reduced our requirements for cash:

•

on December 31, 2005, we issued 485,672 common shares to holders of our 4% senior subordinated convertible debentures, in settlement of $242,835 in principal plus accrued interest, on maturity of the debentures;

•

we amended our 400,000 Series G warrants to extend the expiry date from September 3, 2005 to December 31, 2006, as consideration for consulting services to be rendered during the period for which the extension was granted.  $61,162, representing the fair value of the extension, is being expensed on a straight-line basis over the term of the extension period.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses increased by approximately 6% in 2005 as compared to 2004 and are expected to increase by only approximately 2% in 2006 as a result of cash conservation efforts.  Selling, general and administrative expenses decreased by approximately 28% in 2005 as compared to 2004, due to several factors, including the reduction of our sales and marketing efforts, and as explained more fully under “Results of Operation.”

During 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  During the fourth quarter of 2004, and continuing through the latter part of the third quarter of 2005, we scaled back our sales and marketing program, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We began hiring additional personnel in our sales and marketing departments during the latter part of the third quarter of 2005, in anticipation of imminent commercial sales, the first of which took place during September 2005.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2006.

Commitments:  We have entered into an operating lease agreement for office space which expires on April 30, 2007.  Future minimum lease payments including operating costs are approximately as follows:

Year	Amount
2006	$ 71,763
2007	23,921
Total	$ 95,684

Item7.

Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2005 and 2004

Page

Auditors’ Report to the Board of Directors

31

Consolidated Balance Sheets as at December 31, 2005 and 2004

32

Consolidated Statements of Operations for the years ended

December 31, 2005 and 2004 and for the period from

August 3, 1999 to December 31, 2005

33

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the seven years ended December 31, 2005

34

Consolidated Statements of Cash Flows for the years ended December

31, 2005 and 2004 and for the period from August 3, 1999 to

December 31, 2005

38

Notes to Consolidated Financial Statements

39

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from August 3, 1999 to December 31, 2005.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended and the period from August 3, 1999 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2005, and has incurred a loss for the year, as well as negative cash flow from operating activities in the same period.  The Company has accumulated a deficit and its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Ottawa, Canada

March 10, 2006

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2005 and 2004

(In U.S. dollars)

__________________________________________________________________________________________________________

2005

2004

__________________________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

71,193

$

 2,747,975

Accounts receivable (note 12(b))

75,995

42,518

Prepaid expenses

246,917

241,450

__________________________________________________________________________________________________________

394,105

3,031,943

Property and equipment (note 3)

96,868

139,450

Deferred financing costs (note 4)

–

281,224

Deferred consulting services

50,349

171,187

__________________________________________________________________________________________________________

$

541,322

$

3,623,804

__________________________________________________________________________________________________________

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable

$

331,462

$

154,621

Accrued liabilities

178,306

255,089

Deferred revenue

25,000

–

Promissory notes payable (note 5)

296,321

296,321

4% Senior subordinated convertible debentures (note 6)

–

332,073

Current portion of capital lease obligation (note 7)

4,031

3,092

__________________________________________________________________________________________________________

835,120

1,041,196

Capital lease obligation (note 7)

6,547

10,239

Stockholders’ equity (deficit):

Common stock ($0.001 par value.  Authorized 100,000,000

   shares; Issued and outstanding 32,883,691 shares in 2005

   and 30,435,153 shares in 2004 (note 8(a))

32,883

30,434

Preferred stock ($0.001 par value.  Authorized 7,000,000

   shares; issued and outstanding Nil shares in 2005

   and 2004)

–

–

Additional paid-in capital

20,951,097

19,620,601

Deficit accumulated during the development stage

(21,255,891)

(17,050,232)

Retained earnings prior to entering development stage

21,304

21,304

Treasury stock (7,000 shares in 2005 and 2004 at cost)

(49,738)

(49,738)

__________________________________________________________________________________________________________

(300,345)

2,572,369

Basis of presentation (note 2(a))

Guarantees and commitments (note 12)

Subsequent events (note 17)

__________________________________________________________________________________________________________

$

541,322

$

3,623,804

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2005 and 2004 and the period from August 3, 1999 to December 31, 2005

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2005

2004

2005

__________________________________________________________________________________________________________

Expenses:

Selling, general and administrative (note 11)

$

2,213,403

$

3,058,649

$

9,483,451

Research and development

1,307,483

1,234,042

6,975,427

Depreciation of property and equipment

83,856

46,231

324,689

Write-off of prepaid services

–

322,494

496,869

Write-off of deferred consulting services

–

1,048,100

1,048,100

Gain on sale of property and equipment

–

–

(7,442)

Write-off of accounts receivable

–

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

__________________________________________________________________________________________________________

3,604,742

5,709,516

18,387,060

__________________________________________________________________________________________________________

Loss before the undernoted

(3,604,742)

(5,709,516)

(18,387,060)

Other income (expenses):

Interest income

25,991

34,831

60,822

Gain (loss) on extinguishment of debt (note 5)

–

(198,000)

93,507

Interest and financing costs (notes 4 and 9)

(615,286)

(2,126,574)

(2,971,903)

Other

(11,622)

(17,907)

(51,257)

__________________________________________________________________________________________________________

(600,917)

(2,307,650)

(2,868,831)

__________________________________________________________________________________________________________

Net loss

$  (4,205,659)

$

(8,017,166)

$

(21,255,891)

__________________________________________________________________________________________________________

Loss per common share – basic

 and diluted (note 10)

$

(0.13)

$

(0.29)

__________________________________________________________________________________________________________

Weighted average common shares outstanding

31,589,587

27,779,177

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the seven years ended December 31, 2005

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the seven years ended December 31, 2005

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$ (5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary (note 2(k))	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the seven years ended December 31, 2005

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$ (49,738)	$ 1,781,087
Shares issued in exchange for debt (notes 5, 8(a) and 8(b))	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures (notes 6 and 8(a))	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (note 6)	–	–	(721,097)	–	–	–	–	(721,097)
Shares issued pursuant to private placement of common shares and warrants (notes 8(a) and 8(b))	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services (note 8(a))	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures (note 8(a))	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services (note 8(b))	–	–	809,750	–	–	–	–	809,750

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the seven years ended December 31, 2005

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures (notes 6 and 8(b))	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties (note 6)	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	-	(49,738)	2,572,369

Shares issued on conversion of 4% senior subordinated convertible debentures (notes 6 and 8(a))	1,157,866	1,158	577,774	–	–	–	–	578,932
Shares issued in settlement of 4% senior subordinated convertible debentures at maturity (notes 6 and 8(a))	485,672	486	242,349	–	–	–	–	242,835
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (notes 4 and 6)	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock options issued to consultants for services rendered (note 8(c))	–	–	211,496	–	–	–	–	211,496
Fair value of modifications to stock purchase warrants previously issued to unrelated parties (note 8(b))	–	–	61,162	–	–	–	–	61,162
Shares issued on the exercise of stock purchase warrants (note 8 (b))	805,000	805	401,695	–	–	–	–	402,500
Net loss and comprehensive loss	–	–	–	–	(4,205,659)	–	–	(4,205,659)
Balances at December 31, 2005	32,883,691	$ 32,883	$ 20,951,097	$ 21,304	$ (21,255,891)	$ –	$ (49,738)	$ (300,345)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2005 and 2004 and the period from August 3, 1999 to December 31, 2005

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2005

2004

2005

__________________________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(4,205,659)

$

(8,017,166)

$

(21,255,891)

Items not involving cash:

Depreciation of property and equipment

83,856

46,231

324,689

Non-cash consulting fees (note 8 (d))

292,661

457,950

2,238,847

Non-cash interest expense

612,400

2,124,969

2,970,493

Non-cash penalties

–

110,400

110,400

Write-off of prepaid services

–

322,494

496,869

Write-off of deferred consulting services

–

1,048,100

1,048,100

Currency translation adjustment on liquidation

   of investment in foreign subsidiary

–

–

(26,212)

Gain on sale of property and equipment

–

–

(7,442)

Loss (gain) on extinguishment of debt

–

198,000

(93,507)

Write-off of accounts receivable

–

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral

   for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

Change in non-cash operating working

   capital (note 15)

181,487

(614,089)

1,896,753

__________________________________________________________________________________________________________

Net cash used in operating activities

(3,035,255)

(4,323,111)

(12,230,935)

Cash flows from investing activities:

Additions to property and equipment

(41,274)

(161,749)

(526,543)

Proceeds on sale of property and equipment

–

–

176,890

Cash pledged as collateral for operating lease

–

–

(21,926)

__________________________________________________________________________________________________________

Net cash used in investing activities

(41,274)

(161,749)

(371,579)

Cash flows from financing activities:

Issuance of promissory notes

–

–

3,108,731

Repayment of promissory notes

–

–

(16,000)

Capital lease repayments

(2,753)

(1,435)

(4,188)

Issuance of 4% senior subordinated

  convertible debentures (note 6)

–

1,400,000

2,000,000

Debt issuance costs

–

(177,279)

(231,779)

Increase in due from related party

–

–

12,575

Issuance of common stock

–

6,000,000

8,030,000

Exercise of stock purchase warrants

402,500

–

402,500

Share issuance costs

–

(534,874)

(631,624)

Acquisition of common stock

–

–

(49,738)

__________________________________________________________________________________________________________

Net cash provided by financing activities

399,747

6,686,412

12,620,477

Effects of exchange rates on cash and cash equivalents

–

–

18,431

__________________________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

(2,676,782)

2,201,552

36,394

Cash and cash equivalents, beginning of period

2,747,975

546,423

34,799

__________________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

71,193

$

2,747,975

$

71,193

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

1.

General:

Validian Corporation (the “Corporation”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Corporation underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Corporation have been devoted to the development of a high speed, highly secure method of transacting business using the internet, and to the sale and marketing of the Corporations’ products.  Prior to August 3, 1999, the Corporation provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet.  As the Corporation commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise, and August 3, 1999 is the commencement of the development stage.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Validian Corporation and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A.

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $441,014 and has accumulated a deficit of $21,255,891 as at December 31, 2005, and has incurred a loss of $4,205,659 and negative cash flow from operations of $3,035,255 for the year then ended.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $3.5 million for the year ending December 31, 2006. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Corporation’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

The Corporation’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Corporation’s position and or results of operations and could also result in the Corporation’s ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

Years ended December 31, 2005 and 2004

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

(f)

Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the 4% senior subordinated convertible debenture financing.  The costs were amortized over the two year term of the debentures, which matured on December 31, 2005.

(g)

Prepaid expenses and deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet. These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, any remaining balance included in prepaid expenses and deferred consulting services will be charged to expense immediately.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(i)

Revenue recognition:

For sales of product licenses, the Corporation recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

For contracts with multiple elements such as product licenses, product support and services, the Corporation follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Corporation cannot determine the fair value of all of the obligations, the revenue is deferred until such time as it can be determined or the element is delivered.

(j)

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

(k)

Foreign currency translation:

The functional currency for the financial statements of the Corporation is the United States dollar.  Exchange gains or losses are realized due to differences in the exchange rate at the transaction date versus the rate in effect at the settlement or balance sheet date.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(l)

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Corporation’s pro forma net loss and basic and diluted loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss, as reported	$(4,205,659)	$(8,017,166)
Add stock-based employee compensation expense
included in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all awards	(1,071,008)	--
Pro forma net loss	$(5,222,667)	$(8,017,166)

Loss per share:
Basic and diluted – as reported	$(0.13)	$(0.29)
Basic and diluted – pro-forma	$(0.17)	$(0.29)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(m) Impairment or disposal of long-lived assets:

The Corporation accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n) Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.

(o) Recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R (revised 2004), “Share-Based Payment – a revision of FAS 123,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  This Statement is a revision to Statement 123 and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance; it will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(o) Recently issued accounting standards (continued):

In adopting FAS 123R, the Corporation will apply the modified-prospective transition method.  Under this method, the Corporation will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (unvested awards).  Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123.  As described in note 2(l) above, the Corporation uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123.  With respect to awards granted after the adoption of FAS 123R, the Corporation is evaluating alternative models and assumptions to be used to determine the fair value of stock.

3.

Property and equipment:

			2005
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 82,760	$ 54,718
Furniture and equipment	66,319	35,563	30,756
Leasehold improvements	13,006	9,918	3,088
Equipment under capital lease	14,766	6,460	8,306
	$ 231,569	$ 134,701	$ 96,868

			2004
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 99,826	$ 32,084	$ 67,742
Furniture and equipment	65,071	12,756	52,315
Leasehold improvements	10,632	3,236	7,396
Equipment under capital lease	14,766	2,769	11,997
	$ 190,295	$ 50,845	$ 139,450

During the year ended December 31, 2005, property and equipment were acquired at an aggregate cost of $41,274 (2004 - $176,515), of which $41,274 (2004 - $161,749) was acquired through cash purchases and $nil (2004 - $14,766) was acquired by means of a capital lease.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

4.

Deferred financing costs:

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	2005	2004
Balance deferred financing costs, beginning of year	$ 281,224	$ 491,450
Additions	--	994,829
Amortization	(117,244)	(483,958)
Financing costs transferred to additional paid in capital
on conversion of $555,000 (year ended December 31,
2004 - $1,220,000) in principal value of the 4% senior
subordinated convertible debentures into common
shares of the Corporation (note 6)	(163,980)	(721,097)
Balance deferred financing costs, end of year	$ --	$ 281,224

During December 2003 and January 2004, the Corporation issued a total of $2,000,000 in principal amount of 4% senior subordinated convertible debentures (note 6).  In connection with the placement of the debentures, the Corporation incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Corporation’s Series H warrants and common shares.

Amortization of the deferred financing costs is included in interest and financing costs on the consolidated condensed statement of operations.

5.

Promissory notes payable:

	2005	2004

Promissory notes payable, bearing interest at 12%
due on demand, unsecured	$ 296,321	$ 296,321

	$ 296,321	$ 296,321

During the year ended December 31, 2004, the Corporation settled promissory notes in the amount of $169,964, plus accrued interest of $10,036, which was included in accrued liabilities, through the issuance of 360,000 common shares of the Corporation.  In connection with this transaction, the Corporation recorded a loss on the extinguishment of debt of $198,000.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

6.

4% Senior subordinated convertible debentures:

On December 30, 2003, January 26 and January 30, 2004, the Corporation issued $600,000, $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which matured on December 31, 2005.  Under the terms of the debentures, the holder was permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.50 of debt converted.  At maturity, the Corporation had the option of repaying any principal plus accrued interest which had not been converted into common stock by the holder, either in cash or in common shares of the Corporation, at a ratio of one common share for each $0.50 of debt outstanding.  On December 31, 2005, the Corporation issued 485,672 common shares in satisfaction of $242,835 in outstanding principal plus accrued interest which had not been converted into common stock prior to maturity.

Holders of the debentures were also granted 1,400,000 Series H warrants to purchase common stock of the Corporation, at the ratio of seven warrants granted for each ten dollars invested.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,216,708, representing the relative fair value of the Series H warrants at the issuance date, was allocated to the warrants and recorded as additional paid-in capital.

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

The 4% senior subordinated convertible debentures were accreted to their face value through periodic charges to interest expense over the term of the debentures.

During the year ended December 31, 2005, holders of the debentures exercised the conversion feature and converted a total of $555,000 (2004 - $1,220,000) in principal, and $23,932 (2004 - $21,469) in accrued interest, which was included in accrued liabilities, into 1,157,866 (2004 – 2,482,939) common shares of the Corporation (Note 8(a)).  Deferred financing costs of $163,980 (2004 - $721,097) (note 4) were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $414,952 (2004 - $520,372).  Of the original principal of $2,000,000, the remaining principal outstanding on the debentures at maturity on December 31, 2005 was $225,000, which amount, plus accrued interest of $17,835, was repaid by the Corporation through the issuance of 485,672 common shares of the Corporation (note 8(a)).

During the year ended December 31, 2005, the Corporation accreted the debentures payable through charges to interest expense totaling $447,927 (2004 – $1,552,073).  Included in this amount was $284,580 (2004 - $1,076,151), which represents the unamortized discount that was recognized as interest expense during the year ended December 31, 2005 as a result of the conversion of debentures into common shares of the Corporation.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

6.

4% Senior subordinated convertible debentures (continued):

The following table sets forth the financial statement presentation of the debenture proceeds on issuance:

Cumulative proceeds 4% senior subordinated convertible debentures
(During 2004 - $1,400,000; during 2003 - $600,000)	$ 2,000,000
Allocated to additional paid-in capital for:
1,400,000 Series H warrants (During 2004 - $861,522; during 2003 - $355,186)	(1,216,708)
Beneficial conversion feature (During 2004 - $538,478; during 2003 - $244,814)	(783,292)
Proceeds allocated to 4% senior subordinated convertible debentures
on issuance	$ --

The following table sets forth the changes in the financial statement presentation of the balance allocated to 4% senior subordinated convertible debentures at December 31, 2005 and 2004:

	2005	2004

Balance allocated to 4% senior subordinated convertible
debentures, beginning of year	$ 332,073	$ --
Accretion of the 4% senior subordinated convertible
debentures as a charge to interest and financing
costs during the year	447,927	1,552,073
Principal converted by the holders into common shares of
the corporation (note 8(a))	(555,000)	(1,220,000)
Principal repaid by the Corporation at maturity, through the
issuance of the Corporation’s common shares (note 8(a))	(225,000)	--

Balance allocated to 4% senior subordinated convertible
debentures, end of year	$ --	$ 332,073

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

7.

Capital lease obligation:

During April, 2004, the Corporation entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

	2005	2004
Year ended December 31:
2005	$ --	$ 6,015
2006	6,215	6,015
2007	6,215	6,015
2008	1,554	1,504
Total minimum lease payments	13,984	19,549
Less amount representing interest, at 23.9%	(3,406)	(6,218)
Present value of net minimum lease payments	10,578	13,331
Current portion of capital lease obligation	4,031	3,092
	$ 6,547	$ 10,239

8.

Stockholders’ equity:

(a)

Common stock transactions:

During the year ended December 31, 2005, the Corporation issued 1,157,866 shares of its common stock (2004 - 2,482,939 shares) to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $578,932 (2004 - $1,241,469) of debenture principal and accrued interest (note 6).  Deferred financing costs of $163,980 (2004 - $721,097) (note 4), were charged to additional paid-in capital in respect of the debentures converted, resulting in a net credit to stockholders’ equity of $414,952 (2004 - $520,372).

On December 31, 2005, the Corporation issued 485,672 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in settlement of $225,000 in principal, plus $17,835 in accrued interest (note 6), on maturity of the debentures.

During the year ended December 31, 2005, the Corporation issued 805,000 shares of its common stock in connection with the exercise of 805,000 stock purchase warrants for cash proceeds of $402,500 (note 8(b)).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(a)

Common stock transactions (continued):

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

In connection with the issuance of the 4% senior convertible debentures (note 6), the Corporation issued 30,000 shares of its common stock, valued at $30,300, to an unrelated company in consideration of financing fees; $30,300 was included in deferred financing costs and amortized over the term of the debentures.

During the year ended December 31, 2004, the Corporation issued 184,000 shares of its common stock, valued at $110,400, in satisfaction of penalties incurred on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures.

Also during the year ended December 31, 2004, the Corporation issued 360,000 shares of its common stock in connection with the settlement of $169,964 of its 12% promissory notes plus accrued interest of $10,036 (note 5).

During the year ended December 31, 2004, the Corporation issued 104,000 shares of its common stock in connection with the exercise of 104,000 of the Series F warrants (note 8(b)) in consideration for the cancellation of $52,000 in accounts payable.

(b)

Transactions involving stock purchase warrants:

On August 31, 2005, the 400,000 Series G warrants were amended to extend the expiry date from September 3, 2005 to December 31, 2006, as consideration for consulting services to be rendered during the period for which the extension was granted.  $15,292, representing the fair value of the extension granted in exchange for services rendered to December 31, 2005, has been included in selling, general and administrative expenses; $45,870, representing the fair value of the extension granted in exchange for services to be rendered within the next twelve months, has been included in prepaid expenses, and will be charged to expense on a straight-line basis over the period from January 1 to December 31, 2006.  The fair value of the extension was calculated using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.71%; expected volatility of 94%; and an expected life of 1.33 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

On November 7, 2005, holders of the Series H warrants exercised a total of 55,000 warrants, and purchased 55,000 shares of the Corporation’s common stock for cash proceeds of $27,500.

On November 8, 2005, holders of the Series F warrants exercised a total of 750,000 warrants, and purchased 750,000 shares of the Corporation’s common stock for cash proceeds of $375,000.

In connection with the 2004 placement of its 4% senior subordinated convertible debentures (note 6), the Corporation issued 1,827,500 Series H warrants, as follows:  847,500 Series H warrants were issued to unrelated parties in consideration for financing services rendered in connection with the placement of the debentures; and 980,000 Series H warrants were issued to the holders of the debentures.  These warrants entitle the holders to purchase a total of 1,827,500 common shares of the Corporation at an exercise price of $0.50 per share, are exercisable at any time, and expire on December 31, 2006.  $809,750, representing the fair value of the Series H warrants issued in relation to financing services, was included in deferred financing costs, and charged to expense on a straight-line basis over the term of the debentures.

As stated in note 6, $861,522, representing the relative fair value of the Series H warrants issued to debenture holders in respect of the 2004 placement, was charged to additional paid-in capital.  The fair value of the Series H warrants was calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk free interest rate of 2.28%; expected volatility of 189%; and an expected life of 3 years.

In connection with the private placement of 6,666,666 common shares of the Corporation in March 2004 (note 8(a)), the Corporation issued a total of 3,513,333 Series I warrants, as follows:  3,333,333 Series I warrants were issued to the investors in the private placement; and 180,000 Series I warrants were issued to an unrelated party in consideration for financing services rendered in connection with the private placement.  The Series I warrants entitle the holders to purchase a total of 3,513,333 common shares of the Corporation at an exercise price of $0.90 per share, are exercisable at any time, and expire on March 8, 2009.  The exercise price will change if the price of future equity issuances is below $0.90.  The fair value of the Series I warrants issued in relation to financing services was $240,289, calculated using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.74%; expected volatility of 177%; and expected life of 5 years.

During the year ended December 31, 2004, 4,000,000 of the Series F warrants were cancelled in consideration for the for the termination of a long-term service agreement, resulting in the write-off of prepaid services and deferred consulting services of $322,494 and $1,048,100, respectively.

Also during the year ended December 31, 2004, 104,000 of the Series F warrants were exercised for 104,000 shares of the Corporation’s common stock (note 8(a)), in consideration for the cancellation of $52,000 in accounts payable.

On December 31, 2004, 320,000 Series B warrants expired.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

Following is a description of stock purchase warrants outstanding at December 31, 2005 and 2004:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2005	2004

Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,146,000	3,896,000
Series G	0.75	December, 2006	400,000	400,000
Series H	0.50	December, 2006	2,672,500	2,727,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			11,886,833	12,691,833

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of December 31, 2005, there were a total of 5,252,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.90, and expiry dates ranging from May 7, 2008 to December 31, 2010.  4,927,302 of these options vested immediately upon issuance; 325,000 vest on dates ranging from November 1, 2006 to November 14, 2008.  1,747,698 options remained available for grant under these plans as of December 31, 2005.

During the year ended December 31, 2005, the Corporation granted a total of 2,750,000 stock options to employees and consultants under the Corporation’s 2004 Incentive Equity Plan.  400,000 of these options were granted to consultants in respect of services provided, and 2,350,000 options were granted to employees.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

150,000 of the options granted to consultants during 2005 were in respect of services provided during 2004, for which a liability was accrued during 2004.  These options give the consultants the right to purchase 150,000 common shares, at exercise prices as follows:  75,000 at $0.90, and 75,000 at $0.95.  The options vested on various dated ranging from October 1, 2004 to November 25, 2004, and are exercisable for a period of five years commencing from the grant date, subject to early forfeiture in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  In connection with these options, a liability in the amount of $54,965 was included in accrued liabilities at December 31, 2004, based on the fair value of the options at their grant date, and related expenses of $50,584 and $4,381 were included in selling, general and administrative expenses, and research and development expenses, respectively, for the year ended December 31, 2004.  The fair value was calculated using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.77%; expected volatility of 167%; and an average expected life of 4.14 years.  75,000 of these options were forfeited during the year ended December 31, 2005 as a result of the termination of the related consulting agreements.

The remaining 250,000 options granted to a consultant during 2005 vested immediately upon issuance, and give the holder the right to purchase a total of 250,000 common shares at an exercise price of $0.67.  The expiry date for unexercised options is June 30, 2010, with provision for early forfeiture in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  In connection with these options, an expense of $156,531, representing the fair value of the options at their grant date, has been included in selling, general and administrative expenses.  The fair value was calculated using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life of 5.02 years.

There were 350,000 options granted to employees on March 8, 2005, which include the following provisions:  all of the options vested immediately upon issuance; 250,000 have an exercise price of $0.90; 100,000 have an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of these options at date of grant was $161,585, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 170%; and an average expected life of 4.29 years.  25,000 of these options were forfeited during the year ended December 31, 2005 as a result of the termination of the related employment agreement.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

300,000 options, of which 150,000 vested immediately upon issuance and 150,000 will vest upon the achievement of predefined goals, were granted to an employee on April 22, 2005.  All of these options have an exercise price of $0.50 and an expiry date for unexercised options of April 22, 2010, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of the vested and unvested options at date of grant was $134,530, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.97%; expected volatility of 162%; and an average expected life of 5 years.

The Corporation granted 400,000 options to employees on June 22, 2005, and a further 900,000 on June 30, 2005.  All of these options vested immediately upon issuance, have an exercise price of $0.67, and an expiry date of June 30, 2010 for unexercised options, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of these options at their grant dates was $726,660, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life ranging from 5 to 5.02 years.

400,000 options, of which 225,000 vested immediately upon issuance and 175,000 will vest on various dates during the period from November 1, 2006 to November 14, 2008, were granted to employees on November 18, 2005.   All of these options have an exercise price of $0.67; expiry dates for unexercised options range from November 1 to December 31, 2010, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date. The fair value of the vested and unvested options at date of grant was $100,183, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 4.45%; expected volatility of 158%; and an average expected life of 5 years.

In accordance with the Corporation’s policy in respect of stock options granted to employees (note 2(l)), there has been no compensation expense recorded in connection with the 2,350,000 options granted to employees during the year ended December 31, 2005, as the market value of the underlying stock at the grant dates did not exceed their exercise price.

During the year ended December 31, 2005, 1,310,000 of the 3,912,302 stock options granted to non-employees during 2003 were forfeited as a result of the termination of the related consulting agreements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

A summary of stock options outstanding at December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		average		average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	3,912,302	$ 0.33	3,912,302	$ 0.33
Granted	2,750,000	0.73	--	--
Forfeited	1,410,000	0.37	--	--
Options outstanding, end of year	5,252,302	$ 0.53	3,912,302	$ 0.33

Options exercisable, end of year	4,927,302	$ 0.59	3,912,302	$ 0.33

The following table summarizes information regarding stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/05	contractual life	price	at 12/31/05	price
$ 0.33	2,602,302	3.4 years	$ 0.33	2,602,302	$ 0.33
0.50	375,000	4.9 years	0.50	225,000	0.50
0.67	400,000	4.9 years	0.67	225,000	0.67
0.76	1,550,000	4.5 years	0.76	1,550,000	0.76
0.90	325,000	3.9 years	0.90	325,000	0.90

	5,252,302	4.0 years	$ 0.53	4,927,302	$ 0.59

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years 2005 and 2004.

	2005	2004

Selling, general and administrative	$ 292,661	$ 453,569
Research and development	--	4,381

Total stock-based compensation included in expenses	$ 292,661	$ 457,950

In addition to the above, $110,400 in stock-based expense incurred in relation to penalties on late filing and late registration of common stock underlying the conversion feature of the 4% senior subordinated convertible debentures, was included in selling, general and administrative expenses for the year ended December 31, 2004.

9.

Interest and financing costs:

The following table sets forth the charges to interest and financing costs during the years ended December 31, 2005 and 2004:

	2005	2004

Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ 11,673	$ 51,563
Accretion of the debentures payable (note 6 )	447,927	1,552,073
Amortization of deferred financing costs (note 4)	117,244	483,958

	576,844	2,087,594
Accrued interest on 12% promissory notes	35,556	37,375
Interest portion of capital lease payments	2,886	1,605

Total interest and financing costs	$ 615,286	$ 2,126,574

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2005 and 2004, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

	2005	2004

Stock options	5,252,302	3,912,302
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,146,000	3,896,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,672,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333

	17,139,135	16,604,135

11.

Related party transactions:

Included in selling, general and administrative expenses for the year ended December 31, 2004, is $10,000 in administrative charges and $6,229 in reimbursable expenses paid to a company controlled by two of the Corporation’s officers and directors.  There were no transactions with this company during the year ended December 31, 2005.

As discussed in note 12(b), the Corporation also entered into an agreement to sublease excess office space to a related company.

12.

Guarantees and Commitments:

a)

Guarantees

The Corporation has entered into agreements which contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Corporation to make payments (either in cash, financial instruments, other assets, common stock of the Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

The Corporation has the following guarantees which are subject to the disclosure and measurement requirements of FIN 45:

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

a)

Guarantees (continued)

(i) In the normal course of business, the Corporation entered into a lease agreement for facilities.  As the lessee, the Corporation agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Corporation has liability insurance that relates to the indemnification described above.

(ii) The Corporation includes standard intellectual property indemnification clauses in its software license and service agreements.  Pursuant to these clauses, the Corporation holds harmless and agrees to defend the indemnified party, generally the Corporation’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to the Corporation’s products.  The term of the indemnification clauses is generally perpetual any time after execution of the software license and service agreement.  In the event an infringement claim against the Corporation or an indemnified party is successful, the Corporation, at its sole option, agrees to do one of the following:  (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software.  The Corporation believes the estimated fair value of these intellectual property indemnification clauses is minimal.

Historically, the Corporation has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

b)

Commitment

During April, 2004, the Corporation entered into a lease agreement for office space. In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2006	$ 71,763
2007	23,921
Total	$ 95,684

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

Effective July 1, 2004, the Corporation also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of the Corporation being also an officer and director of the other company.  Included in accounts receivable is $5,508 (2004 - $14,181) in rent receivable pursuant to this sublease agreement.  The transaction has been recorded at the exchange amount.  Rental expense for the year ended December 31, 2005, which is included in selling, general and administrative expenses, has been reduced by sublease income of $29,709 (2004 – $14,181).  The anticipated remaining sublease income is approximately as follows:  2006 - $10,296.

Rent expense incurred under the operating lease for the year ended December 31, 2005, net of sublease income, was $113,882 (2004 - $95,816).

13.  Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and promissory notes payable approximates fair value due to the short term to maturity of these instruments.

14.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$ 3,991,000	$ 2,842,000
Capital loss carryforwards	1,050,000	1,050,000
Financing fees	4,000	12,000
Total gross deferred tax asset	5,045,000	3,904,000

Valuation allowance	5,045,000	3,904,000

Net deferred taxes	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

14.

Income taxes (continued):

Income tax expense attributable to loss before income taxes was $Nil (2004 - $Nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2004 - 34%) to the net loss as a result of the following:

	2005	2004
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,429,924)	$ (2,725,836)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	1,141,000	1,421,000
Compensation expense	99,500	107,000
Interest and financing costs	184,500	663,000
Write-off of prepaid services	--	110,000
Write-off of deferred consulting services	--	356,000
Loss on extinguishment of debt	--	67,000
Other	4,924	1,836

	$ --	$ --

The Corporation has net operating losses of $11,741,000 (2004 - $8,360,000) which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
$ 11,741,000

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

15.

Change in non-cash operating working capital:

	2005	2004

Accounts receivable	$ (33,477)	$ (42,518)
Prepaid expenses	40,403	(113,883)
Accounts payable	176,840	(424,172)
Accrued liabilities	(27,279)	(33,516)
Deferred revenue	25,000	--
	$ 181,847	$ (614,089)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2005, nor during the year ended December 31, 2004.  Interest paid in cash during the years ended December 31, 2005 and December 31, 2004 were $2,886 and $1,605, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2005	2004

Conversion of 4% senior subordinated convertible debentures
and accrued interest, net of deferred financing costs
of $163,980 (2004 - $721,097) (notes 4 and 6)	$ 414,952	$ 520,372
Conversion of promissory notes and accrued interest	--	180,000
Debt issuance costs	--	840,050
Share issuance costs	--	240,289
Issuance of 104,000 shares of the Corporation’s common
stock on the exercise of 104,000 Series F warrants, in
consideration for the cancellation of $52,000 in accounts
payable	--	52,000
Increase in capital lease obligation	--	14,766
Issuance of 485,672 shares of the Corporation’s common
stock in settlement of $225,000 in principal, plus $17,835 in accrued interest, on maturity of the 4% senior subordinated
convertible debentures (notes 6 and 8(a))	242,835	--
Total	$ 657,787	$ 1,847,477

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

(In U.S. dollars)

17.

Subsequent events:

On January 1, 2006, the Corporation entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which the Corporation granted the VAR a license to sell its software to the VAR’s customers for a period of three years.  The Corporation’s fee for this license, excluding applicable sales taxes, was $155,000, of which $147,650 had been received as of the financial statement date.

On January 12, 2006, the Corporation granted 100,000 options to purchase an aggregate of 100,000 shares of the Corporation’s common stock to an employee, as an incentive for entering into full-time employment with the Corporation.  The options vest on various dates ranging from January 1, 2007 to January 1, 2009, have a exercise price of $0.67 and an expiry date for unexercised options of January 1, 2012, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.

On February 8, 2006, the Corporation issued 300,000 shares of its common stock to a non-affiliated party in consideration for consulting services rendered, and as a fee for entering into a consulting services agreement with the Corporation.

On February 16, March 3, and March 30, 2006, the Corporation received advances of $65,000, $75,000, and $75,000, respectively, under its 12% promissory notes.  The promissory notes were issued under the same provisions as those issued previously, as described in note 5.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  Of the five weaknesses identified by our independent registered public accountants in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and as previously disclosed, we believe that three of the significant internal control deficiencies identified at that time have been remediated.  The two significant internal control deficiencies that were identified in regards to the audit of our consolidated financial statements for the year ended December 31, 2004 that have not been remediated are the ones that were identified by our independent registered public accountings during the audit of our consolidated financial statements for the year ended December 31, 2005.

Our size has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us during 2004. Set forth below is a discussion of the significant internal control deficiencies that have not been remediated.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Until the beginning of the fourth quarter of 2005, we had only three people involved in the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During the fourth quarter of 2005, we retained the services of a part-time independent consultant to assist in performing routine, month end accounting procedures.  While we strive to segregated duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

When our independent registered public accounts’ audit staff arrived to start their field work with respect to our 2004 financial statements, not all of the back up schedules had been prepared.  Some of the back up schedules that we prepare to support the information in the financial statements and Form 10-KSB were not completed by us until the later stages of the field work.  As we completed the back up schedules, we identified some adjusting entries that were required to provide complete, accurate disclosure.  Our failure to timely prepare all of the relevant back up schedules resulted in a delay in the process, which contributed to our not being able to file our Form 10-KSB for the year ended December 31, 2004 until April 15, 2005.  In fact, our inability to be prepared on time for our independent registered public accountants’ periodic scheduled field work caused us difficulty in meeting our filing deadlines throughout 2004.

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we did file our Forms 10-QSB for the periods ended June 30, 2005 and September 30, 2005 on August 15, 2005 and November 14, 2005, respectively.  For the year ended December 31, 2005 we did not file our Form 10-KSB until the first week of April, 2006.  For these reporting periods, we were able to complete most of our back up prior to the arrival of our independent registered public accountants’ audit staff.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report, although significant progress in remediation had been made.  One of our objectives in hiring the part-time consultant during the fourth quarter of 2005 to perform routine, month end accounting procedures, was to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.  This individual has provided assistance in these areas, and we anticipate further improvements as he becomes more familiar with our accounting processes.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to existence of the significant internal control deficiencies described above.

There has been no change in internal control over financial reporting, other than the measures noted above, during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2005:

Name

Age

Position

Bruce I. Benn

52

Director, President, Chief Executive Officer,

Executive Vice President and Secretary

Effective May 6, 2005, the Board of Directors of the Company appointed Bruce I. Benn to the positions of President and Chief Executive Officer of the Company.  Mr. Benn has served as a Director, Executive Vice President and Secretary of the Company since February 2004.  From 1999 until February 2004, he provided services to the Company through Capital House Corporation.  Mr. Benn plays a major role in making key management and strategic decisions and oversees all aspects of corporate finance for the Company.  He has been principally responsible for arranging the $16 million of capital investment for the Company from 1999 to date. Since 1989, Mr. Benn has been the President, Director and co-founder of Capital House Corporation, a boutique investment bank that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

Name

Age

Position

Ronald I. Benn

51

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

Name

Age

Position

Dr. André Maisonneuve

64

Director, Chairman and Vice President-

Strategic Marketing

André Maisonneuve has been a Director and Chairman since January 2002, and in addition to these positions was appointed Vice President-Strategic Marketing, effective May 6, 2005.  Prior to this, he was Executive Vice President and Secretary from July 2001 until January 2002, Chief Financial Officer and

Secretary from January 2002 until February 2004 and President and Chief Executive Officer from January 2002 until May 2005.  He oversees key management and strategic decisions relating to product positioning. He has over 30 years of experience in launching and managing information technology companies, both private and public. Prior to joining our company in 1999, from 1998 to 1999, he was Executive Vice President with Chataqua Inc., a computer based learning company. From 1995 to 1998, he was Director General of CESAM, a multi media industry consortium. From 1990 to 1995, he was Chairman of ADGA Inc., a software developer for computer based learning. From 1987 to 1990, he was Chief Executive Officer of Telemus Electronics, a defense-electronics company selling core technology and products to the U.S. Navy and large defense contractors such as Lockheed Martin, Teledyne Technologies and Ericsson. From 1985 to 1987, he was an Executive Vice President at ACDS, where he was instrumental in implementing an international distribution network for a publicly held spatial-database company, where customers included EDS, Atlanta Gas and IBM. From 1970 to 1985, he founded and managed CEGIR, an international information-technology and management-consulting company with customers in 14 countries and links with the major international development banks.  He has a Ph.D. in Engineering and is a graduate of Harvard Graduate Business School.

Each of our officers serves a term of one year or until his successor is appointed.

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee and as a result provides the functions of an audit committee.  As such, our board has not yet appointed an audit committee financial expert.  We believe that our board of directors, taken as a whole, has the financial, accounting and other relevant education and experience necessary to qualify as an audit committee financial expert under Item 401(e) of Regulation S-B.  At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2005.

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer. No other executive officer serving at the end of the past fiscal year received total annual salary and bonus in excess of $100,000 during the past fiscal year in all capacities in which the person served.

Summary Compensation Table

Annual Compensation					Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compensa- tion
Benn, Bruce (1)	2005	99,146	0	0	0	500,000	0	0
Maisonneuve, André Director, Chairman, and Vice President-Strategic Marketing (2)	2005 2004 2003 2002	103,848 100,353 79,500 70,375	0 0 0	0 0 0	0 0 0	0 0 230,578 0	0 0 0	0 0 0

(1) Became Director, President, Chief Executive Officer, Executive Vice President and Secretary in May 2005.  In addition, Mr. Benn served as Executive Vice President and Secretary from February 2004 to May 2005.

(2) Became Director, Executive Vice President and Secretary in July, 2001.  In   addition, Mr. Maisonneuve served as Chairman, President, Chief Executive Officer, and Chief Financial Officer from January, 2002 to February, 2004, and as Chairman, President, Chief Executive Officer from January 2002 until May 2005.

The following table sets forth information with respect to the executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

(a) Name	(b) Shares Acquired on Exercise (#)	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/ Unexercisable	(e) Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/ Unexercisable
Benn, Bruce	0	0	500,000/0	0/0
Maisonneuve, André	0	0	1,005,000/0	0/0

(1)  Calculated based on $0.21 per share of common stock, the closing bid price of our common stock on December 31, 2005.

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no awards under our long-term incentive plans during the last fiscal year to the executive officers listed above.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreement with Bruce Benn

Effective May 6, 2005, we entered into an employment agreement with Bruce Benn who agreed to serve as our President and Chief Executive Officer.  Pursuant to the agreement, Mr. Benn receives a base salary of Cdn $120,000 per annum.  Annual performance bonuses may be paid at the discretion of management, and are subject to the achievement of pre-established performance criteria.  The term of the agreement continues indefinitely until terminated in accordance with the terms of the agreement. The employment agreement provides that we may terminate the employment agreement for any reason upon providing Mr.

Benn six months’ notice, or a payment in lieu of notice in an amount equal to six months of base salary (increased by one month for each year of employment by or contractual assignment to our company) plus unused vacation.  Any payments are deemed to be inclusive of all entitlements under the Ontario Employment Standards Act.  We may terminate the employment agreement at any time without notice, or payment in lieu of notice, for just cause.  In addition, Mr. Benn may terminate the employment agreement at any time upon providing six weeks’ notice.

Following a triggering event, Mr. Benn may, within 30 days after his actual knowledge of a triggering event, consider himself terminated and be entitled to a payment of 12 months’ base salary.  A triggering event includes (1) any person becoming the beneficial owner of more than 50% of our voting shares; (2) any resolution being passed or any action or proceeding being taken with respect to the liquidation, dissolution or winding up of our company; or (3) our amalgamation, consolidation or merger with another corporation.

The agreement includes a non-competition covenant pursuant to which for a period of one year from the effective date of termination of the employment agreement, howsoever caused, Mr. Benn may not (1) be directly or indirectly engaged in any company or firm who competes in the business of secure data transfer; (2) intentionally act in any manner that is detrimental to the relations between us and our dealers, distributors, VARs, IMRs, customers, employees or others; or (3) directly or indirectly solicit any of our customers, distributors, VARs, IMRs, or be connected with any person, firm or corporation soliciting or servicing any of our customers.

Employment Agreement with Andre Maisonneuve

Effective May 6, 2005, we entered into an employment agreement with Andre Maisonneuve, who resigned as our President and Chief Executive Officer and agreed to serve as our Vice President—Strategic Marketing.  This employment agreement supersedes the employment agreement between Andre Maisonneuve and us, dated April 2004.  Pursuant to the agreement, Mr. Maisonneuve receives a base salary of Cdn $120,000 per annum.  Annual performance bonuses may be paid at the discretion of management, and are subject to the achievement of pre-established performance criteria.  The term of the agreement continues indefinitely until terminated in accordance with the terms of the agreement.

The employment agreement provides that we may terminate the employment agreement for any reason upon providing Mr. Maisonneuve six months’ notice, or a payment in lieu of notice in an amount equal to six months of base salary (increased by one month for each year of employment by or contractual assignment to our company) plus unused vacation.  Any payments are deemed to be inclusive of all entitlements under the Ontario Employment Standards Act.  We may terminate the employment agreement at any time without notice, or payment in lieu of notice, for just cause.  In addition, Mr. Maisonneuve may terminate the employment agreement at any time upon providing six weeks’ notice.

Following a triggering event, Mr. Maisonneuve may, within 30 days after his actual knowledge of a triggering event, consider himself terminated and be entitled to a payment of 12 months’ base salary.  A triggering event includes (1) any person becoming the beneficial owner of more than 50% of our voting shares; (2) any resolution being passed or any action or proceeding being taken with respect to the liquidation, dissolution or winding up of our company; or (3) our amalgamation, consolidation or merger with another corporation.

The agreement includes a non-competition covenant pursuant to which for a period of one year from the effective date of termination of the employment agreement, howsoever caused, Mr. Maisonneuve may not (1) be directly or indirectly engaged in any company or firm who competes in the business of secure data transfer; (2) intentionally act in any manner that is detrimental to the relations between us and our dealers, distributors, VARs, IMRs, customers, employees or others; or (3) directly or indirectly solicit any of our customers, distributors, VARs, IMRs, or be connected with any person, firm or corporation soliciting or servicing any of our customers.

Employment Agreement with Ronald Benn

Effective May 6, 2005, we entered into an employment agreement with Ronald Benn, who agreed to serve as our Treasurer and Chief Financial Officer.  Pursuant to the agreement, Mr. Benn receives a base salary of Cdn $120,000 per annum.  Annual performance bonuses may be paid at the discretion of management, and are subject to the achievement of pre-established performance criteria.  The term of the agreement continues indefinitely until terminated in accordance with the terms of the agreement.

The employment agreement provides that we may terminate the employment agreement for any reason upon providing Mr. Benn six months’ notice, or a payment in lieu of notice in an amount equal to six months of base salary (increased by one month for each year of employment by or contractual assignment to our company) plus unused vacation.  Any payments are deemed to be inclusive of all entitlements under the Ontario Employment Standards Act.  We may terminate the employment agreement at any time without notice, or payment in lieu of notice, for just cause.  In addition, Mr. Benn may terminate the employment agreement at any time upon providing six weeks’ notice.

Following a triggering event, Mr. Benn may, within 30 days after his actual knowledge of a triggering event, consider himself terminated and be entitled to a payment of 12 months’ base salary.  A triggering event includes (1) any person becoming the beneficial owner of more than 50% of our voting shares; (2) any resolution being passed or any action or proceeding being taken with respect to the liquidation, dissolution or winding up of our company; or (3) our amalgamation, consolidation or merger with another corporation.

The agreement includes a non-competition covenant pursuant to which for a period of one year from the effective date of termination of the employment agreement, howsoever caused, Mr. Benn may not (1) be directly or indirectly engaged in any company or firm who competes in the business of secure data transfer; (2) intentionally act in any manner that is detrimental to the relations between us and our dealers, distributors, VARs, IMRs, customers, employees or others; or (3) directly or indirectly solicit any of our customers, distributors, VARs, IMRs, or be connected with any person, firm or corporation soliciting or servicing any of our customers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related     Stockholder Matters.

The following table sets forth information as of March 14, 2006, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

  Number of Shares

  of Common Stock

  Beneficial Owner

Beneficially Owned

Outstanding  (1)

Bruce Benn* (2) (11) (12)

3,580,000

10.6%

Waycross Corp.  (3)

3,400,000

10.8%

29 Rue des Deux Communes

1226 Thonex-Geneva

Switzerland

Valdosta Corp. (2)

3,400,000

10.8%

P.O. Box 30592

Cayside, 2nd Floor, Harbour Drive

Georgetown, Grand Cayman

Cayman Islands, BWI

J. Patterson McBaine (4)

3,165,601

9.5%

50 Osgood Place, PH

San Francisco, CA 94133

Jon D. Gruber (5)

3,161,651

9.5%

50 Osgood Place, PH

San Francisco, CA 94133

Gruber & McBaine Capital Management, LLC (6)

2,843,935

8.3%

50 Osgood Place, PH

San Francisco, CA 94133

Eric B. Swergold (7)

2,843,935

8.6%

50 Osgood Place, PH

San Francisco, CA 94133

Echo Technologies S.A. (8)

2,183,788

6.6%

Rte. de St. Cergue

297-1260 Nyon-Switzerland

Henrik Olsen (8)

2,183,788

6.3%

Rte. de St. Cergue

297-1260 Nyon-Switzerland

Lagunitas Partners, LP (9)

2,075,001

6.1%

50 Osgoode Place, PH

San Francisco, CA 94133

André Maisonneuve* (10)

1,662,500

4.8%

Ronald Benn* (2) (11) (13)

975,500

2.9%

All Executive Officers and Directors

 As a Group

6,118,000 (11)

16.8%

__________________________________________________________________________________________________________

*Executive Officer and/or a Director.

(1)

Based upon 33,183,691 shares of common stock issued and outstanding as of March 14, 2006 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)

Valdosta Corp. is a portfolio management corporation incorporated under the laws of the Cayman Islands. Bruce Benn has a beneficial interest in 2,650,000 of the shares owned of record by Valdosta Corporation. Accordingly, 2,650,000 shares of the 3,400,000 shares owned of record by Valdosta Corporation have been included as beneficially owned by him.  Ronald Benn has a beneficial interest in 250,000 of the shares owned of record by Valdosta Corporation.  Accordingly, 250,000 shares of the 3,400,000 shares owned of record by Valdosta Corporation have been included as beneficially owned by him.

(3)

Waycross Corp. is a portfolio management corporation incorporated under the laws of the Cayman Islands.

(4)

Includes (a) 1,927,268 shares of common stock and warrants to purchase 916,667 shares of common stock beneficially owned by Gruber & McBaine Capital Management, LLC (“GMCM”) and (b) 224,444 shares of common stock and warrants to purchase 97,222 shares of common stock held by Mr. McBaine.  Mr. McBaine exercises shared voting and dispositive power over the shares beneficially owned by GMCM.  Based in part on information contained in Schedule 13G as filed by J. Patterson McBaine on February 7, 2006.

(5)

Includes (a) 1,927,268 shares of common stock and warrants to purchase 916,667 shares of common stock beneficially owned by GMCM and (b) 220,494 shares of common stock and warrants to purchase 97,222 shares of common stock held by Jon D. Gruber and Linda W. Gruber.  Mr. Gruber exercises shared voting and dispositive power over the shares beneficially owned by GMCM. Based in part on information contained in Schedule 13G as filed by Jon D. Gruber on February 7, 2006.

(6)

Includes (a) 1,408,334 shares of common stock and warrants to purchase 666,667 shares of common stock held by Lagunitas Partners LP, an investment limited partnership of which GMCM is the general partner and exercises shared voting and dispositive power; (b) 354,334 shares of common stock and warrants to purchase 166,667 shares of common stock held by Gruber McBaine International Ltd., an entity over which GMCM exercises shared voting and dispositive; (c) warrants to purchase 83,333 shares of common stock held by Firefly Partners, LP, an investment limited partnership of which GMCM is the general partner and exercises shared voting and dispositive power; and (d) 164,600 shares of common stock held for entities over which GMCM exercises shared voting and dispositive power.   Based in part on information contained in Schedule 13G as filed by Gruber & McBaine Capital Management LLC on February 7, 2006, and information provided to us by the stockholder as of May 31, 2005.

(7)

Includes 1,927,268 shares of common stock and warrants to purchase 916,667 shares of common stock beneficially owned by GMCM.   Mr. Swergold exercises shared voting and dispositive power over the shares beneficially owned by GMCM.  Based in part on information contained in Schedule 13G as filed by Eric B. Swergold on February 7, 2006.

(8)

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

(9)

Includes 1,408,334 shares of common stock and warrants to purchase 666,667 shares of common stock held.  Lagunitas Partners LP is an investment limited partnership of which GMCM is the general partner and exercises shared voting and dispositive power.  Jon D. Gruber and J. Patterson McBaine exercise voting and dispositive powers over the securities held by GMCM.  Based in part on information contained in a Schedule 13G filed on March 3, 2005.

(10)

Includes 1,525,000 shares of common stock issuable to André Maisonneuve upon exercise of the options and warrants owned by him.

 (11)

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

(12)

Includes (a) 30,000 shares held directly by Bruce Benn; (b) 2,650,000 shares owned of record by Valdosta Corporation; (c) 100,000 shares of common stock issuable pursuant to warrants held of record by Capital House Corporation; and (d) 300,000 shares issuable upon exercise of warrants held directly by Bruce Benn; and (e) 500,000 shares issuable upon exercise of options held directly by Bruce Benn.  See footnotes (2) and (11).

(13)

Includes (a) 25,500 shares held directly by Ronald Benn, (b) 250,000 shares owned of record by Valdosta Corporation; (c) 100,000 shares of common stock issuable pursuant to warrants held of record by Capital House Corporation; and (d) 600,000 shares issuable upon exercise of  options held directly by Ronald Benn.  See footnotes (2) and (11).

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 14, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	$ 0.52	1,697,698
Equity compensation plans not approved by security holders	--	--	--
Total	7,000,000	$ 0.52	1,697,698

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,912,302 shares of our common stock to non-employees in consideration for consulting services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008, provided the holder remains engaged by us as of that date, with provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 3,912,302 options originally granted under this plan, none were exercised as of March 14, 2006, and 1,310,000 were forfeited during the year ended December 31, 2005 on termination of the related consulting agreement, leaving 2,602,302 currently outstanding.

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

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 2,850,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at exercise prices as follows:  75,000 at $0.95; 325,000 at $0.90; 400,000 at $0.50; 1,550,000 at $0.76; 400,000 at $0.67; and 100,000 at $0.225.  2,400,000 of these options vested on various dates between October 1, 2004 and November 18, 2005, and are exercisable until various dates between March 31, 2009 and December 31, 2010.  The remaining 450,000 options granted to employees under this plan have not yet vested.  150,000 of these unvested options will vest immediately upon the employee achieving certain pre-defined corporate goals; the remaining 300,000 will vest on various dates between November 1, 2006 and January 1, 2009.  All options granted under our 2004 Incentive Equity Plan include provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date. Of the 2,850,000 options originally granted under this plan, none were exercised as of March 14, 2006, and 150,000 had been forfeited as of that date on termination of the related employment or consulting agreement, leaving 2,700,000 currently outstanding.

Item 12.  Certain Relationships and Related Transactions.

Included in selling, general and administrative expenses for the year ended December 31, 2004, is $10,000 in administrative charges and $6,229 in reimbursable expenses incurred during the period from February 1 to December 31, 2004, and $5,000 in general and administrative expenses incurred during January 2004, which were paid to Capital House Corporation.  During 2004, we paid a total of $129,378, including $113,076, in respect of charges, including the rental of our Ottawa, Canada office space, incurred during the period from October 2001 to January 2004, which period was prior to our becoming a related party to this company. Capital House Corporation became a related company effective in February 2004, when Bruce Benn and Ronald Benn, who are officers and directors of that company, became officers and directors of our company.  Effective April 2004, our agreement with Capital House Corporation was terminated, at which time we entered into a long-term lease agreement with a non-affiliated party for our Ottawa, Canada office space.  There were no transactions with Capital House Corporation during the year ended December 31, 2005.

Effective July 1, 2004, our company entered into an agreement to sublease excess office space to a related company.  This other company is related to our company due to Ronald Benn being an officer and director of both companies.  Included in accounts receivable at December 31, 2005 and 2004, is $5,508 and $14,181, respectively, in rent receivable pursuant to this sublease agreement.  Sublease income for the years ended December 31, 2005 and 2004, respectively, of $29,709 and $14,181, has been recorded as a reduction of rental expense in the accounts of our company.

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8	Employment Agreement with Andre Maisonneuve * (5)
10.9	Employment Agreement with Bruce Benn * (5)
10.10	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2005 fiscal year	Fees billed for 2004 fiscal year
Audit fees	$ 35,216	$ 28,110
Audit-related fees	$ 69,441	$ 43,538

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

VALIDIAN CORPORATION

(Registrant)

By:  /s/  Bruce Benn

Bruce Benn

President, Chief Executive Officer and director

(principal executive officer)

Dated:  April 5, 2006

By:  /s/  Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and director

(principal financial and accounting officer)

Dated:  April 5, 2006

By:  /s/  Andre Maisonneuve

Andre Maisonneuve

Vice President – Strategic Marketing and director

Dated:  April 5, 2006

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8	Employment Agreement with Andre Maisonneuve * (5)
10.9	Employment Agreement with Bruce Benn * (5)
10.10	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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