Form 10QSB
period 2006-03-31
VALIDIAN CORP
filed 2006-05-22
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  33,203,691 Shares of the issuer’s Common Stock were outstanding as of May 10, 2006

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets		(restated)
Current assets:
Cash and cash equivalents	$ 21,639	$ 71,193
Accounts receivable (note 9(b))	8,310	75,995
Prepaid expenses	217,449	246,917
	247,398	394,105

Property and equipment, net of accumulated depreciation of $152,594
(December 31, 2005 - $134,701)	78,975	96,868
Deferred consulting services	20,140	50,349

Total assets	$ 346,513	$541,322
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities Promissory notes payable (note 3)	$ 769,161 516,521	$ 509,768 296,321
Deferred revenue	155,000	25,000
Current portion of capital lease obligation (note 4)	4,265	4,031
Total current liabilities	1,444,947	835,120

Capital lease obligation (note 4 )	5,395	6,547
Total liabilities	1,450,342	841,667
Stockholders’ Equity (Deficiency):
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 33,183,691 and 32,883,691 shares at March 31, 2006 and December 31, 2005, respectively.)	33,183	32,883
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at March 31, 2006 and at December 31, 2005)	--	--
Additional paid in capital	21,025,177	20,951,097
Deficit accumulated during the development stage	(22,133,755)	(21,255,891)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2006 and December 31, 2005, at cost)	(49,738)	(49,738)
Total stockholders’ equity (deficiency)	(1,103,829)	(300,345)

Basis of presentation (note 1)
Guarantees and Commitments (note 9)
Subsequent events (note 11)
Total liabilities and stockholders’ equity (deficiency)	$346,513	$541,322

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2006 and 2005

And for the Period from August 3, 1999 to March 31, 2006

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2006	2005	2006
Operating expenses (income):		(restated)
Selling, general and administrative (note 9(b))	$550,736	$ 509,773	$10,034,187
Research and development	303,393	322,849	7,278,820
Depreciation	17,893	21,866	342,582
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	872,022	854,488	19,259,082

Loss before other income (expenses) and income taxes	(872,022)	(854,488)	(19,259,082)

Other income (expenses):
Interest income	90	10,769	60,912
Gain on extinguishment of debt	--	--	93,507
Interest and financing costs (note 6)	(11,190)	(372,276)	(2,983,093)
Other	5,258	(642)	(45,999)
	(5,842)	(362,149)	(2,874,673)

Loss before income taxes	(877,864)	(1,216,637)	(22,133,755)

Deferred income tax expense (note 2(f))	--	(108,102)	--

Net loss	$(877,864)	$(1,324,739)	$(22,133,755)

Loss per share – basic and diluted (note 7)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding during period	32,940,358	31,176,543

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 1998	61,333	$ 61	$ 23,058	$ 30,080	$ –	$ (7,426)	$ –	$ 45,773
Issued for mining claims	92,591	92	27,408	–	–	–	–	27,500
Issued for cash	3,000,000	3,000	27,000	–	–	–	–	30,000
Reverse acquisition	8,459,000	8,459	21,541	–	–	–	–	30,000
Fair value of warrants issued to unrelated parties	–	–	130,000	–	–	–	–	130,000
Shares issued upon exercise of warrants	380,000	380	759,620	–	–	–	–	760,000
Share issuance costs	–	–	(34,750)	–	–	–	–	(34,750)
Comprehensive loss:							–
Net loss	–	–	–	(8,776)	(743,410)	–	–	(752,186)
Currency translation adjustment	–	–	–	–	–	11,837	–	11,837
Comprehensive loss								(740,349)
Balances at December 31, 1999	11,992,924	11,992	953,877	21,304	(743,410)	4,411	–	248,174

Shares issued upon exercise of warrants	620,000	620	1,239,380	–	–	–	–	1,240,000
Share issuance costs	–	–	(62,000)	–	–	–	–	(62,000)
Acquisition of common stock	–	–	–	–	–	–	(49,738)	(49,738)
Comprehensive loss:
Net loss	–	–	–	–	(2,932,430)	–	–	(2,932,430)
Currency translation adjustment	–	–	–	–	–	(40,401)	–	(40,401)
Comprehensive loss								(2,972,831)
Balances at December 31, 2000	12,612,924	12,612	2,131,257	21,304	(3,675,840)	(35,990)	(49,738)	(1,596,395)
Shares issued in exchange for debt	2,774,362	2,774	2,216,715	–	–	–	–	2,219,489
Fair value of warrants issued to unrelated parties	–	–	451,500	–	–	–	–	451,500
Comprehensive loss:
Net loss	–	–	–	–	(1,448,485)	–	–	(1,448,485)
Currency translation adjustment	–	–	–	–	–	62,202	–	62,202
Comprehensive loss								(1,386,283)
Balances at December 31, 2001	15,387,286	$15,386	$4,799,472	$21,304	$(5,124,325)	$26,212	$(49,738)	$(311,689)

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$ (5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

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
Deferred income taxes recognized
on the temporary basis difference
between accounting value and
face value of the 4% senior
subordinated debentures	–	–	(204,000)	–	–	–	–	(204,000)
Net loss and comprehensive loss	–	–	–	–	(2,797,900)	–	–	(2,797,900)
Balances at December 31, 2003	20,567,548	$ 20,566	$10,618,021	$ 21,304	$ (8,829,066)	$ –	$ (49,738)	$ 1,985,087

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 2003	20,567,548	$ 20,566	$10,618,021	$21,304	$(8,829,066)	$ –	$(49,738)	$1,781,087
Shares issued in exchange for debt	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(721,097)	–	–	–	–	(721,097)
Shares issued pursuant to private placement of common shares and warrants	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services	–	–	809,750	–	–	–	–	809,750
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Deferred income tax recovery
recognized on the temporary basis difference
between accounting value and
face value of the 4% senior
subordinated debentures	–	–	51,705	–	–	–	–	51,705
Net loss and comprehensive loss	–	–	–	–	(8,068,871)	–	–	(8,068,871)
Balances at December 31, 2004	30,435,153	30,434	19,468,306	21,304	(16,897,937)	–	(49,738)	2,572,369
Shares issued on conversion of 4% senior subordinated convertible debentures	1,157,866	1,158	577,774	–	–	–	–	578,932
Shares issued in settlement of 4% senior subordinated convertible debentures at maturity	485,672	486	242,349	–	–	–	–	242,835
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock purchase options issued to unrelated parties for services rendered	–	–	211,496	–	–	–	–	211,496
Fair value of modifications to stock purchase warrants previously issued to unrelated parties	–	–	61,162	–	–	–	–	61,162
Shares issued on the exercise of stock purchase warrants	805,000	805	401,695	–	–	–	–	402,500
Deferred income tax recovery
recognized on the temporary basis difference
between accounting value and
face value of the 4% senior
subordinated debentures	–	–	152,295	–	–	–	–	152,295
Net loss and comprehensive loss	–	–	–	–	(4,357,954)	–	–	(4,357,954)

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ -	$(49,738)	$ (300,345)

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ (300,345)
Shares issued in consideration of consulting services (note 5(a))	300,000	300	59,700	–	–	–	–	60,000
Fair value of unvested employee stock options earned during period (note 5(d))	–	–	14,380	–	–	–	–	14,380
Net loss and comprehensive loss	–	–	–	–	(877,864)	–	–	(877,864)

Balances at March 31, 2006	33,183,691	$ 33,183	$21,025,177	$ 21,304	$ (22,133,755)	$ -	$(49,738)	$ (1,103,829)

See accompanying notes to unaudited interim period consolidated condensed financial

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

And for the Period from August 3, 1999 to March 31, 2006

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2006	2005	2006
Cash flows from operating activities:		(restated)
Net loss	$ (877,864)	$(1,324,739)	$ (22,133,755)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	17,893	21,866	342,582
Non-cash compensation expense	116,058	30,209	2,354,905
Non-cash interest and financing expense	10,555	371,490	2,981,048
Non-cash penalties	--	--	110,400
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	--	--	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Deferred income tax expense	--	108,102	--
Increase (decrease) in cash resulting from changes in:
Accounts receivable	67,685	(14,358)	3,453
Prepaid expenses	17,998	7,692	(104,729)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	248,839	(64,934)	2,312,729
Deferred revenue	130,000	--	155,000
Net cash used in operating activities	(268,836)	(864,672)	(12,499,771)

Cash flows from investing activities:
Additions to property and equipment	--	(19,299)	(526,543)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(19,299)	(371,579)

Cash flows from financing activities:
Capital lease repayments	(918)	(833)	(5,106)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Share issuance costs	--	--	(631,624)
Proceeds from exercise of stock purchase warrants	--	--	402,500
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	220,200	--	3,328,931
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Debt issuance costs	--	--	(231,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by (used in) financing activities	219,282	(833)	12,839,759

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(49,554)	(884,804)	(13,160)
Cash and cash equivalents:
Beginning of period	71,193	2,747,975	34,799
End of period	$21,639	$ 1,863,171	$21,639

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Company have been devoted primarily to the development of a high speed, highly secure method of exchanging data files using the internet, and to the sale and marketing of the Company’s products.  Prior to August 3, 1999, the Company provided consulting services for web site implementation, multimedia CD design, computer graphic publication, as well as implementation of dedicated software solutions used in connection with the French Minitel and the internet.  As the Company commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2006. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has an accumulated deficit of $22,133,755 as at March 31, 2006, and has incurred a loss of $877,864 and negative cash flow from operations of $268,836 for the three months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

During April and May 2006, the Company received cash proceeds of $10,000, $25,000 and $250,000 from the exercise of certain warrants, the issuance of 12% promissory notes, and the issuance of its Series A Promissory Notes, respectively.  It expects to incur operating expenditures of approximately $3.5 million for the year ending December 31, 2006.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

March 31, 2006

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

(c)  Deferred consulting services:

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

(d)  Revenue recognition:

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(e)  New accounting policy - stock based compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R) to account for its stock-based payments.  SFAS 123R requires all share-based payments, including stock options granted by the Company to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Company uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award.

In adopting SFAS 123R, the Company has applied the modified-prospective transition method.  Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods are not adjusted, and the Company continues to provide pro forma disclosure for these periods, as presented below.

For reporting periods ending on or before December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options granted to employees.  Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions were required to be applied to stock compensation granted to non-employees.  As permitted by SFAS No. 123, the Company elected to apply the intrinsic value-based method of accounting described above for awards granted to employees, and adopted the disclosure requirements of SFAS No. 123, for reporting periods ending on or before December 31, 2005.

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three months ended March 31, 2005 would have been as follows:

March 31, 2005
Net loss, as reported	$(1,324,739)
Add stock-based employee compensation expense
included in net loss	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(161,585)
Pro forma net loss	$(1,486,324)

Loss per share:
Basic and diluted - as reported	$(0.04)
Basic and diluted – pro forma	$(0.04)

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(f)  New accounting policy – income tax consequences of issuing convertible debt with a beneficial conversion feature:

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”).  The Task Force reached the following consensus:

•

The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for reporting purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes;

•

The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled;

•

Recognition of deferred income tax for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective for reporting periods commencing after December 15, 2005, and is required to be applied retrospectively to all debt instruments containing beneficial conversion features that are subject to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments,” and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements.

The Company has accounted for the effect of applying the consensus retrospectively with respect to its’ 4% senior subordinated convertible debentures, which matured on December 31, 2005.  The effects of this change on the comparative information presented in the current financial statements are an increase in deferred income tax expense and net loss for the three months ended March 31, 2005 of $108,102.  Additional paid-in capital, net loss and comprehensive loss and deficit accumulated during the development stage presented in the unaudited consolidated statement of changes in stockholders’ equity (deficiency) and comprehensive loss for the period from December 31, 1998 to March 31, 2006 have been adjusted as follows:  adjustments to deferred income taxes payable resulted in an increase (decrease) in additional paid-in capital for the years ended December 31, 2003, 2004 and 2005 of ($204,000), $51,705 and $152,295, respectively; net loss and comprehensive loss, and  deficit accumulated during the development stage for the years ended December 31, 2003, 2004 and 2005 have been increased (decreased) by $(204,000), $51,705 and $152,295, respectively, as a result of adjustments to deferred income tax allowance, which reduced the net deferred income tax liability to $nil for each of these years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

3.  Promissory Notes Payable

	March 31, 2006	December 31, 2005
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 516,521	$ 296,321

4. Capital Lease Obligation

During April 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2006	$ 4,655
2007	6,207
2008	1,551
Total minimum lease payments	12,413
Less amount representing interest, at 23.9%	2,753
Present value of net minimum lease payments	9,660
Current portion of capital lease obligation	4,265
$ 5,395

5.  Stockholders’ Equity

(a)  Common stock transactions

During the three months ended March 31, 2006, the Company issued 300,000 shares of its common stock, valued at $60,000, to an unrelated party in consideration for consulting services rendered prior to March 31, 2006.

(b)  Transactions involving stock purchase warrants

There were no transactions involving stock purchase warrants during the three months ended March 31, 2006.

Following is a description of stock purchase warrants outstanding at March 31, 2006 and December 31, 2005:

			Outstanding	Outstanding
	Exercise		March 31,	December 31,
	Price	Expiry	2006	2005
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,146,000	3,146,000
Series G	0.75	December, 2006	400,000	400,000
Series H	0.50	December, 2006	2,672,500	2,672,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			11,886,833	11,886,833

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

5.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2006, there were a total of 5,002,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.90, and expiry dates ranging from May 7, 2008 to January 1, 2011.  4,577,302 of these options vested immediately upon issuance; 425,000 vest on dates ranging from November 1, 2006 to January 1, 2009.  1,997,698 options remained available for grant under these plans as of March 31, 2006.

During the three months ended March 31, 2006, the Company granted 100,000 stock options to an employee as an incentive to enter into full-time employment with the Company.  The options vest on various dates between January 1, 2007 and January 1, 2009; have an exercise price of $0.67; and an expiry date for unexercised options of January 12, 2011, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.     The fair value of these options at date of grant was $19,556, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 4.39%; expected volatility of 158%; an expected life of 5 years; and an expected forfeiture rate of 1.5%.

In accordance with the Company’s policy in respect of stock options granted to employees (note 2(e)), the Company has included $1,436, representing the fair value of these options earned during the three month period ended March 31, 2006, in selling general and administrative expenses for the period ended March 31, 2006.  $18,120, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the period from April 1, 2006 to January 1, 2009.

During the three months ended March 31, 2006, the Company also included in expenses the following amounts related to options granted to employees during 2005, which were unvested as at December 31, 2005:  $9,631 was included in selling, general and administrative expense; and $3,313 was included in research and development expense.  $98,905, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the remaining service periods, which range from April 1, 2006 to January 1, 2011.

During the three months ended March 31, 2006, 350,000 stock options granted to employees during 2005 were forfeited as a result of the termination of the related employment agreements.

A summary of stock options outstanding at March 31, 2006 and December 31, 2005 is as follows:

	Three months ended March 31, 2006		Year ended December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	5,252,302	$ 0.53	3,912,302	$ 0.33
Granted	100,000	0.67	2,750,000	0.73
Forfeited	350,000	0.87	1,410,000	0.37
Options outstanding, end of period	5,002,302	0.51	5,252,302	$ 0.53
Options exercisable, end of period	4,577,302	$ 0.50	4,927,302	$ 0.59

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

5.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options (continued)

The following table summarizes information regarding stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 03/31/06	contractual life	price	At 03/31/06	price
$ 0.33	2,602,302	3.2 years	$ 0.33	2,602,302	$ 0.33
0.50	375,000	4.7 years	0.50	225,000	0.50
0.67	500,000	4.7 years	0.67	225,000	0.67
0.76	1,475,000	4.3 years	0.76	1,475,000	0.76
0.90	50,000	3.2 years	0.90	50,000	0.90
	5,002,302		$ 0.51	4,577,302	$ 0.50

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees recorded in 2003 and 2005 on the issuance of warrants and on the extension of the expiry date of previously-
issued warrants, respectively, in exchange for services to be rendered	$ 41,678	$ 30,209
Relating to the issuance of common stock as compensation for services rendered	60,000	--
Fair value of unvested employee stock options earned during period	11,067
Total stock-based compensation included in selling,
general and administrative expenses	112,745	30,209

Research and development:
Fair value of unvested employee stock options earned during period	3,313	--
Total stock-based compensation included in research and development expenses	3,313	--

Total stock-based compensation included in expenses	$ 116,058	$30,209

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

6.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	$ --	$ 4,336
Accretion of the debentures payable	--	317,946
Amortization of deferred financing costs	--	40,440
	--	362,722
Accrued interest on 12% promissory notes	10,555	8,768
Interest portion of capital lease payments	635	786
Total interest and financing costs	$ 11,190	$ 372,276

On December 30, 2003, and on January 26 and January 30, 2004, the Company issued $600,000, $650,000 and $750,000, respectively, in 4% senior subordinated convertible debentures, which matured on December 31, 2005.  Under the terms of the debentures, the holder was permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.50 of debt converted.  At maturity, the Company had the option of repaying any principal plus accrued interest which had not been converted into common stock by the holder, either in cash or in common shares of the Company, at a ratio of one common share for each $0.50 of debt outstanding.

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

In connection with the placement of the debentures, the Company incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Company’s Series H warrants and common shares. These costs were deferred at date of issuance of the debentures, and amortized on a straight-line basis over their two-year term.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

7.  Loss Per Share

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	March 31, 2006	March 31, 2005
Stock options	5,002,302	3,052,302
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,146,000	3,896,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,672,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	16,889,135	15,744,135

8.  Related Party Transactions

As discussed further in note 9(b), the Company subleases excess office space to a related party.

9.  Guarantees and Commitments

(a) Guarantees

The Company has entered into agreements which contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common stock of the Company or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

The Company has the following guarantees which are subject to the disclosure requirements of FIN 45:

(i) In the normal course of business, the Company entered into a lease agreement for facilities.  As the lessee, the Company agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Company has liability insurance that relates to the indemnification described above.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

9.  Guarantees and Commitments (continued)

(a) Guarantees (continued)

(ii) The Company includes standard intellectual property indemnification clauses in its software license and service agreements.  Pursuant to these clauses, the Company holds harmless and agrees to defend the indemnified party, generally the Company’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to the Company’s products.  The term of the indemnification clauses is generally perpetual any time after execution of the software license and service agreement.  In the event an infringement claim against the Company or an indemnified party is successful, the Company, at its sole option, agrees to do one of the following:  (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

Historically, the Company has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

(b)  Commitment

During April 2004, the Company entered into a lease agreement for office space.  In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2006	$53,747
2007	23,888

Total	$77,635

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $nil (December 31, 2005 - $5,508) in rent receivable pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $7,794 (2005 - $7,867).  The anticipated remaining sublease income is approximately as follows:  2006 - $23,134; and 2007 - $10,282.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the three months ended March 31, 2006, net of sublease income was $29,059 (2005 - $27,270).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

10.  Supplementary Cash Flow Information

The Company paid no income taxes during the three months ended March 31, 2006, nor during the three months ended March 31, 2005.   Interest paid in cash during the three months ended March 31, 2006 and March 31, 2005 were $2,223 and $786, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the three months ended March 31, 2006 and March 31, 2005:

	2006	2005

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $148,659	$ -	$ 351,033
Elimination of $54,965 in accrued liabilities through the granting of 150,000 stock
options to consultants for services rendered during 2004	-	54,965
Total	$ -	$ 405,998

11.  Subsequent Events

On April 20, 2006, holders of the Series H warrants exercised a total of 20,000 warrants, and purchased 20,000 shares of the Company’s common stock for proceeds of $10,000.

On April 28, 2006, the Company received $25,000 under its 12% promissory notes.  The note was issued under the same provisions as those issued previously, as described in Note 3.

On May 11, 2006, the Company received $250,000 in exchange for the issuance of its Series A senior secured promissory notes.  The Series A senior secured promissory notes are secured by a first position lien on all of the assets of the Company; bear interest at the rate of 10%, unless repaid on or before the date which is 90 days prior to maturity, in which case the interest rate will be adjusted to 7%; mature on May 11, 2007, at which time the outstanding principal and accrued interest thereon for the final quarter of the term will become payable in full; require quarterly interest payments; and provide for pre-payment in part or in full at any time without penalty or bonus.  The notes and accrued interest thereon are convertible, at the sole discretion of the holder, into common shares of the Company, at such time as the Company completes its next round of equity financing, at the same terms as the equity financing transaction.  Additionally, the Company issued 1,250,000 shares of its common stock (5 shares for each dollar advanced) to the holder pursuant to the terms of this note.  In the event the Company has not repaid at least $125,000 of the outstanding principal advanced under this note on or before August 10, 2006, the holder is entitled to receive a further 1,250,000 shares of common stock of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING INFORMATION

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things, some of which are:

•

trends affecting our financial condition or results of operations for our limited history;

•

our business and growth strategies;

•

our technology;

•

the Internet; and

•

our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•

our limited operating history;

•

our lack of sales to date;

•

our future requirements for additional capital funding;

•

the failure of our technology and products to perform as specified;

•

the discontinuance of growth in the use of the Internet;

•

the enactment of new adverse government regulations; and

•

the development of better technology and products by others.

You should carefully consider and evaluate all of these factors.  In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2005 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and updated in note 2 to our March 31, 2006 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2006 Interim Consolidated Condensed Financial Statements.

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

Research and development expenses:

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our product is determined to be commercially available, we will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial product resulting in a change to amortization expense and impairment charges.

Stock based compensation:

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R) to account for its stock-based payments.  SFAS 123R requires all share-based payments, including stock options granted by the Company to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Company uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award.

In adopting SFAS 123R, the Company has applied the modified-prospective transition method.  Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods are not adjusted, and the Company continues to provide pro forma disclosure for these periods, as presented below.

For reporting periods ending on or before December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options granted to employees.  Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions were required to be applied to stock compensation granted to non-employees.  As permitted by SFAS No. 123, the Company elected to apply the intrinsic value-based method of accounting described above for awards granted to employees, and adopted the disclosure requirements of SFAS No. 123, for reporting periods ending on or before December 31, 2005.

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three months ended March 31, 2005 would have been as follows:

March 31, 2005
Net loss, as reported	$(1,324,739)
Add stock-based employee compensation expense
included in net loss	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(161,585)
Pro forma net loss	$(1,486,324)

Loss per share:
Basic and diluted - as reported	$(0.04)
Basic and diluted – pro forma	$(0.04)

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue:  We completed our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was in jeopardy, and have recorded an allowance against the entire amount, as an offset against deferred revenue.

On January 1, 2006, we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 had been received as of the financial statement date.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended March 31, 2006, we incurred a total of $550,736, including $437,991 in cash-based expenses and $112,745 in stock-based expenses, as compared to $509,773, of which $479,564 was cash-based and $30,209 was stock-based expense, during the three months ended March 31, 2005.  There was an overall increase in selling, general and administrative expenses of $40,963 (8%), comprised of a $82,536 (273%) increase in the stock-based component, which was partially offset by a $41,573 (9%) decrease in the cash-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended March 31, 2005, during which we were in the process of scaling back expenditures in these departments, following a delay in the expected release date of one of our products.  Throughout 2005, selling and marketing costs were held at a sustainable level, in anticipation of the next commercial release of our products.

The reduction in cash-based costs incurred by our sales and marketing departments, was partially offset by an increase in cash-based administrative expenses, which occurred primarily as a result of: i) $36,000 in cash-based investor relation consultants’ fees incurred during the three months ended March 31, 2006, for which there was no comparable cost during the three months ended March 31, 2005; partially offset by (ii) $22,000 incurred during the three months ended March 31, 2005 in relation to our annual general meeting, for which there was no comparable expense during the three months ended March 31, 2006, resulting in a net increase for these two costs of $14,000.

The stock-based component of selling, general and administrative expense for the three month period ended March 31, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of warrants issued during 2003; the fair value of common stock issued to consultants as compensation for services provided; and the fair value of unvested employee stock options earned during the period.  The stock-based component of this expense for the three-month period ended March 31, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003 only.

We began marketing our software applications during the third quarter of 2002, and, in anticipation of the commercial release of one of our products in the fourth quarter of 2004, we ramped up our marketing and sales efforts commencing during the second quarter of 2004.    As a result of a delay in the expected release date for this software application, we scaled back the ramp-up of our sales and marketing program during the fourth quarter of 2004.  Notwithstanding this delay, our initiatives during this phase of our selling and marketing plan focus on the objective of obtaining future commercial sales of our products.  The market for software applications is extremely competitive, and is dominated by well-known, established companies.  Moreover, the sales cycle in our segment is typically long.  For these reasons, we have incurred, and will continue to incur, significant sales and marketing expenses in advance of any of our software applications reaching the stage of being ready for full commercial release.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended March 31, 2006, we incurred $303,393 developing our software applications, which represents a decrease of $19,456 (6%) from the $322,849 we incurred during the three months ended March 31, 2005.  The overall decrease is due primarily to costs associated with external consultants engaged during the three months ended March 31, 2005, to perform technical writing and testing of our products, for which there were no comparable costs during the three months ended March 31, 2006. There was also a decrease in the size of the Europe-based contract development group from an average of 24 personnel during the three months ended March 31, 2005, to an average of 22 personnel during the three months ended March 31, 2006.

Interest and financing costs:  Interest and financing costs consist of interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease. During the three months ended March 31, 2006, we incurred $11,190 in interest and financing costs, a decrease of $361,086 (97%) over the $372,276 in interest and financing costs incurred during the three months ended March 31, 2005.  Of the $372,276 in interest and financing costs we incurred during the three months ended March 31, 2005, $362,722 related to our 4% senior subordinated convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the three months ended March 31, 2006.

Interest on our 12% promissory notes increased by $1,787 (20%), from $8,768 during the three months ended March 31, 2005, to $10,555 during the three months ended March 31, 2006.  This increase occurred as a result of an additional $220,200 in principal being advanced to us during the period from February 16 to March 27, 2006, which increased the balance on which interest was charged during part of the period.  There was a decrease of $151 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Net Loss: We incurred a loss of $877,864 ($0.03 per share) for the three months ended March 31, 2006, compared to a loss of $1,216,637 ($0.04 per share) for the three months ended March 31, 2005.  Our revenues and future profitability are substantially dependent on our ability to:

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

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

At March 31, 2006, we had $21,639 in cash and cash equivalents, and at December 31, 2005, we had $71,193 in cash and cash equivalents.  Our cash and cash equivalents decreased during the quarter ended March 31, 2006 primarily as a result of our  net loss of $877,864, and resulting cash used in operations of $268,836, which was partially offset by an increase in cash resulting from the issuance of $220,200 in 12% promissory notes.  Our cash and cash equivalents also decreased during the quarter ended March 31, 2005 primarily as a result of our net loss of $1,216,637, and resulting cash used in operations of $864,672.  In April and May 2006, we raised an addition $25,000 through the issuance of 12% notes; $10,000 on the exercise of 20,000 Series H warrants; and $250,000 through the issuance of Series A senior secured promissory notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2005.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $441,014 and our accumulated deficit of $21,255,891 as at December 31, 2005; our loss of $4,205,659 and negative cash flow from operations of $3,035,255 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.   At March 31, 2006, we had negative working capital of $1,197,549 and an accumulated deficit of $22,133,755; for the three months then ended  we had a loss of $877,864 and negative cash flow from operations of $268,836.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 had been received as of May 10, 2006.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We anticipate additional commercial sales during the second quarter of 2006, however we cannot be assured that this will be the case.  During the three months ended March 31, 2006, we hired one additional person in our sales department, and had one full-time employee and one part-time consultant leave the Company.  While we expect to replace the two individuals who left during the quarter, we do not expect to add any additional personnel during the next 6 months.  We have not made any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  Since February 2006, we have engaged financial advisers to provide advice to us with respect to capital raising.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.   During the three months ended March 31, 2006, we issued $220,200 of our 12% promissory notes, which generated cash for funding operations.  In addition, we issued 300,000 common shares in consideration for consulting services rendered, which reduced our requirement for cash.  During April and May 2006, we received $10,000 on the exercise of 20,000 Series H warrants; $25,000 on the issuance of 12% promissory notes; and $250,000 on the issuance of Series A senior secured  promissory notes.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the three months ended March 31, 2006 decreased by approximately 6% as compared to the three months ended March 31, 2005, as a result of cash conservation efforts.  Selling, general and administrative expenses for the three months ended March 31, 2006 increased by approximately 8% as compared to the three months ended March 31, 2005, due to several factors, including the cash and stock-based fees paid to our financial advisors, and as explained more fully under “Results of Operation.”

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  Of the five weaknesses identified by our independent registered public accountants in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and as previously disclosed, we believe that three of the significant internal control deficiencies identified at that time have been remediated.  The two significant internal control deficiencies that were identified in regards to the audit of our consolidated financial statements for the year ended December 31, 2004 that have not been remediated are those which were identified by our independent registered public accountants during the audit of our consolidated financial statements for the year ended December 31, 2005.

Our size has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

We were unable to implement improvements in all areas of concern with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us, commencing during the second quarter of 2004.   Set forth below is a discussion of the significant internal control deficiencies which have not been remediated.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system  We have only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  Therefore, it is difficult to effectively segregate accounting duties.  During the fourth quarter of 2005, we retained the services of a part-time independent consultant to assist in performing routine, month end accounting procedures, however we later determined that this individual did not meet our requirements and his services were discontinued in March 2006. We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to replace this individual.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.    As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we did file our Forms 10-QSB for the periods ended June 30, 2005 and September 30, 2005 on August 15, 2005 and November 14, 2005, respectively.  For the year ended December 31, 2005 we did not file our Form 10-KSB until the first week of April, 2006.  For these reporting periods, we were able to complete most of our back up prior to the arrival of our independent registered public accountants’ staff.  As such, we believe this material weakness had not been remediated as of the end of the period covered by this report, although progress in remediation had been made.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

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

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2006, we issued 300,000 shares of the Company’s common stock in consideration for consulting services rendered.  On April 20, 2006, holders of the Series H warrants exercised a total of 20,000 warrants, and purchased 20,000 shares of the Company’s common stock for cash proceeds of $10,000.

On May 11, 2006, the Company issued Series A senior secured promissory notes in the principal amount of $250,000 to an accredited investor.  The Series A senior secured promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at such time as the Company completes its next round of equity financing, at the same terms as the equity financing transaction.  In addition, the Company issued 1,250,000 shares of its common stock (5 shares for each dollar advanced) to the holder pursuant to the terms of the note.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6.  Exhibits

(a)  Exhibits.

10.1	Series A senior secured promissory note
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: May 19, 2006

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  May 19, 2006