Form 10QSB
period 2006-06-30
VALIDIAN CORP
filed 2006-08-21
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,303,691 Shares of the issuer’s Common Stock were outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
Assets		(restated)
Current assets:
Cash and cash equivalents	$ 22,903	$ 71,193
Accounts receivable (note 12(b))	11,914	75,995
Prepaid expenses	182,308	246,917
	217,125	394,105

Property and equipment, net of accumulated depreciation of $167,663
(December 31, 2005 - $134,701)	63,906	96,868
Deferred consulting services	--	50,349
Deferred financing costs (note 3)	52,113	--

Total assets	$ 333,144	$541,322
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities Promissory notes payable (note 4)	$ 953,156 541,521	$ 509,768 296,321
Deferred revenue	155,000	25,000
Current portion of capital lease obligation (note 5)	4,712	4,031
10% Senior secured convertible notes payable (note 6)	27,618	--
Total current liabilities	1,682,007	835,120

10% Senior convertible notes payable (note 7)	--	--
Capital lease obligation (note 5)	4,325	6,547
Total liabilities	1,686,332	841,667
Stockholders’ Deficiency:
Common stock, ($0.001 par value. Authorized 50,000,000 shares; Issued and outstanding 34,303,691 and 32,883,691 shares at June 30, 2006 and December 31, 2005, respectively.)	34,303	32,883
Preferred stock ($0.001 par value. Authorized 5,000,000 shares; issued
and outstanding Nil shares at June 30, 2006 and at December 31, 2005)	--	--
Additional paid in capital	21,471,038	20,951,097
Deficit accumulated during the development stage	(22,830,095)	(21,255,891)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2006 and December 31, 2005, at cost)	(49,738)	(49,738)
Total stockholders’ equity (deficiency)	(1,353,188)	(300,345)

Basis of presentation (note 1)
Guarantees and Commitments (note 12)
Subsequent events (notes 6 and 14)
Total liabilities and stockholders’ deficiency	$333,144	$541,322

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2006 and 2005

And for the Period from August 3, 1999 to June 30, 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2006	2005	2006	2005	2006
Operating expenses (income):		(restated)		(restated)
Selling, general and administrative (note 12(b))	$444,064	$ 735,491	994,800	1,245,264	$10,478,251
Research and development	296,598	340,013	599,991	662,862	7,575,418
Depreciation	15,069	21,517	32,962	43,383	357,651
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	755,731	1,097,021	1,627,753	1,951,509	20,014,813

Loss before other income (expenses) and income taxes	(755,731)	(1,097,021)	(1,627,753)	(1,951,509)	(20,014,813)

Other income (expenses):
Interest income	73	8,877	163	19,646	60,985
Gain on extinguishment of debt	--	--	--	--	93,507
Interest and financing costs (note 9)	(52,653)	(105,776)	(63,843)	(478,052)	(3,035,746)
Other	(5,487)	(1,748)	(229)	(2,390)	(51,486)
	(58,067)	(98,647)	(63,909)	(460,796)	(2,932,740)

Loss before income taxes	(813,798)	(1,195,668)	(1,691,662)	(2,412,305)	(22,947,553)

Deferred income tax provision (note 2(g))	117,458	(21,934)	117,458	(130,036)	117,458

Net loss	$(696,340)	$(1,217,602)	(1,574,204)	(2,542,341)	$(22,830,095)

Loss per share – basic and diluted (note 10)	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding during period	33,530,284	31,176,543	33,236,951	31,327,558

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2006

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

For the period from December 31, 1998 to June 30, 2006

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

For the period from December 31, 1998 to June 30, 2006

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

For the period from December 31, 1998 to June 30, 2006

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ (300,345)
Shares issued in consideration of consulting services (note 8(a))	300,000	300	59,700	–	–	–	–	60,000
Fair value of unvested employee stock options earned during period (note 8(d))	–	–	21,078	–	–	–	–	21,078
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options (note 8(d))	–	–	(2,259)	–	–	–	–	(2,259)
Shares issued on the exercise of stock purchase warrants (note 8(b))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior secured convertible notes (note 6)	1,000,000	1,000	169,000	–	–	–	–	170,000
Shares issued pursuant to the terms of the 10% senior convertible notes (note 7)	100,000	100	13,900	–	–	–	–	14,000
Intrinsic value of beneficial conversion feature on the 10% senior secured convertible notes issued to unrelated parties (note 6)	–	–	330,000	–	–	–	–	330,000
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes issued to unrelated parties (note 7)	–	–	36,000	–	–	–	–	36,000
Deferred income taxes recognized
on the temporary basis
difference between accounting
value and face value of the 10%
senior secured convertible notes
and the 10% senior convertible
Notes (note 2(g))	–	–	(117,458)	–	–	–	–	(117,458)
Net loss and comprehensive loss	–	–	–	–	(1,574,204)	–	–	(1,574,204)

Balances at June 30, 2006	34,303,691	$ 34,303	$21,471,038	$ 21,304	$ (22,830,095)	$ -	$(49,738)	$ (1,353,188)

See accompanying notes to unaudited interim period consolidated condensed financial

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

And for the Period from August 3, 1999 to June 30, 2006

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2006	2005	2006
Cash flows from operating activities:		(restated)
Net loss	$ (1,574,204)	$(2,542,341)	$ (22,830,095)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	32,962	43,383	357,651
Non-cash compensation expense	162,176	216,950	2,401,023
Non-cash interest and financing expense	62,634	476,514	3,033,127
Non-cash penalties	--	--	110,400
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	--	--	(93,507)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Deferred income tax provision	(117,458)	130,036	(117,458)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	64,081	17,004	(151)
Prepaid expenses	31,601	50,234	(91,126)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	366,259	13,125	2,430,149
Deferred revenue	130,000	--	155,000
Net cash used in operating activities	(841,949)	(1,595,095)	(13,072,884)
Cash flows from investing activities:
Additions to property and equipment	--	(22,002)	(526,543)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(22,002)	(371,579)
Cash flows from financing activities:
Capital lease repayments	(1,541)	(1,688)	(5,729)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Share issuance costs	--	--	(631,624)
Proceeds from exercise of stock purchase warrants	10,000	--	412,500
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	245,200	--	3,353,931
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Issuance of 10% senior secured convertible notes	500,000	--	500,000
Issuance of 10% senior convertible notes	50,000	--	50,000
Debt issuance costs	(10,000)	--	(241,779)
Repayment of promissory notes	--	--	(16,000)
Net cash provided by (used in) financing activities	793,659	(1,688)	13,414,136

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

And for the Period from August 3, 1999 to June 30, 2006

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2006	2005	2006
		(restated)
Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(48,290)	(1,618,785)	(11,896)
Cash and cash equivalents:
Beginning of period	71,193	2,747,975	34,799
End of period	$22,903	$ 1,129,190	$22,903

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2006. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has an accumulated deficit of $22,830,095 as at June 30, 2006, and has incurred a loss of $1,574,204 and negative cash flow from operations of $841,949 for the six months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

During July 2006, the Company received cash proceeds of $250,000 and $15,000 from the issuance of 10% promissory notes, and the issuance of 12% promissory notes, respectively.  It expects to incur operating expenditures of approximately $3.2 million for the year ending December 31, 2006.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

June 30, 2006

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

(d)  Deferred financing costs:

Deferred financing costs relate to the costs associated with arranging the 10% senior secured convertible notes and the 10% senior convertible notes.  The costs are being amortized over the two year term of the notes.

(d)  Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These are charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees are charged to expense immediately.

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(e)  Revenue recognition (continued):

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

(f)  New accounting policy - stock based compensation:

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(f)  New accounting policy - stock based compensation (continued):

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported (restated)	$(1,217,602)	$(2,542,341)
Add stock-based employee compensation expense
included in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(796,503)	(958,088)
Pro forma net loss	$(2,014,105)	$(3,500,429)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.08)
Basic and diluted – pro forma	$(0.06)	$(0.11)

(g)  New accounting policy – income tax consequences of issuing convertible debt with a beneficial conversion feature:

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(g)  New accounting policy – income tax consequences of issuing convertible debt with a beneficial conversion feature

       (continued):

The Company has accounted for the effect of applying the consensus retrospectively with respect to its 4% senior subordinated convertible debentures, which matured on December 31, 2005.  The effects of this change on the comparative information presented in the current financial statements are an increase in deferred income tax expense and net loss for the three and six months ended June 30, 2005 of $21,934 and $130,036, respectively.  Additional paid-in capital, net loss and comprehensive loss and deficit accumulated during the development stage presented in the consolidated statement of changes in stockholders’ equity (deficiency) and comprehensive loss for the period from December 31, 1998 to June 30, 2006 have been adjusted as follows:  additional paid-in capital for the years ended December 31, 2003, 2004 and 2005 has increased (decreased) by ($204,000), $51,705 and $152,295, respectively; net loss and comprehensive loss, and  deficit accumulated during the development stage for the years ended December 31, 2003, 2004 and 2005 have been increased (decreased) by $(204,000), $51,705 and $152,295, respectively.

During the three months ended June 30, 2006, the Company issued $500,000 of its 10% senior secured convertible notes (note 6).  At the date of issuance, the conversion feature of the notes was “in-the-money,” and was valued at $330,000.  The value of the beneficial conversion feature was allocated to additional paid in capital, and will be accreted to notes payable through periodic charges to interest expense over the term of the notes.  The temporary basis difference between accounting value and income tax value of the notes which occurred as a result of this allocation, has been accounted for in accordance with the consensus.  Accordingly, a deferred tax liability of $105,218 has been recorded through an adjustment to additional paid-in capital; and a deferred tax asset of $105,218 has been recognized, with a corresponding credit to deferred income tax expense on the income statement.  The deferred tax liability and the deferred tax asset have been offset on the unaudited condensed balance sheet.

During the three months ended June 30, 2006, the Company also issued $50,000 of its 10% senior convertible notes (note 7).  At the date of issuance, the conversion feature of the notes was “in-the-money,” and was valued at $36,000.  The value of the beneficial conversion feature was allocated to additional paid in capital, and will be accreted to notes payable through periodic charges to interest expense over the term of the notes.  The temporary basis difference between accounting value and income tax value of the notes which occurred as a result of this allocation, has been accounted for in accordance with the consensus.  Accordingly, a deferred tax liability of $12,240 has been recorded through an adjustment to additional paid-in capital; and a deferred tax asset of $12,240 has been recognized, with a corresponding credit to deferred income tax expense on the income statement.  The deferred tax liability and the deferred tax asset have been offset on the unaudited condensed balance sheet.

The temporary basis difference relating to the above notes will result in periodic adjustments to reflect changes in the respective balances of accounting value and tax value of the notes, until the notes are repaid in full.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

3.  Deferred financing costs

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	June 30,	December 31,
	2006	2005
Balance deferred financing costs, beginning of period	$ --	$ 281,224
Additions	56,385	--
Amortization	(4,272)	(117,244)
Financing costs transferred to additional paid in capital on conversion of $555,000 in principal value of the 4%
senior subordinated convertible debentures into
common shares of the Company	--	(163,980)
Balance deferred financing costs, end of period	$ 52,113	$ --

During June 2006, the Company issued a total of $500,000 in principal amount of 10% senior secured convertible notes (note 6), and $50,000 in principal of 10% senior convertible notes (note 7).  In connection with the placement of these notes, the Company incurred costs of $56,385.  These costs are being amortized over the term of the notes.

During December 2003 and January 2004, the Company issued a total of $2,000,000 in principal amount of 4% senior subordinated convertible debentures.  In connection with the placement of the debentures, the Company incurred costs of $1,486,279, of which $1,254,500 was financed through the issuance of the Company’s Series H warrants and common shares.  These costs were amortized over the term of the debentures, which matured on December 31, 2005.

4.  Promissory Notes Payable

	June 30, 2006	December 31, 2005
Promissory notes payable, bearing interest at 12%, due on demand, unsecured	$ 541,521	$ 296,321

5. Capital Lease Obligation

During April 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2006	$ 3,235
2007	6,470
2008	1,617
Total minimum lease payments	11,322
Less amount representing interest, at 23.9%	2,285
Present value of net minimum lease payments	9,037
Current portion of capital lease obligation	4,712
$ 4,325

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

6.  10% Senior secured convertible notes payable

On June 1, 2006, the Company issued a total of $500,000 of its 10% senior secured convertible notes.  The notes are secured by a first position lien on all of the assets of the Company, and mature on June 1, 2007.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest is payable quarterly, in arrears.  Additionally, the holders may demand repayment of 50% of the principal value of the note, at such time as the Company completes an equity financing of $500,000 or more.

Holders of the notes were also granted 1,000,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,”$170,000, representing the market value of the shares at the issuance date, was allocated to the shares.

At the date of issuance, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $330,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

The 10% senior secured convertible notes are being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

During the three months ended June 30, 2006, the Company accreted the notes payable through charges to interest expense totaling $27,618.

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Note proceeds	$ 500,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,000)
Allocated to additional paid-in capital	(169,000)
(170,000)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(330,000)
Proceeds allocated to 10% senior secured convertible notes upon
issuance	$ --

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior convertible notes at June 30, 2006:

Proceeds allocated to 10% senior secured convertible notes upon
issuance	$ --
Accretion of the 10% senior secured convertible notes as a charge to
interest and financing costs during the period	27,618
Balance allocated to 10% senior secured convertible notes, end of
period	$ 27,618

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

6.  10% Senior secured convertible notes payable (continued)

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 14), the 10% senior secured convertible notes were amended and restated as follows:  the first position lien on all of the assets of the Company was removed; the date of maturity was extended by one year, to June 1, 2008; the Company was given the option of paying the quarterly interest either in cash or in common shares of the Company; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Company of at least $500,000, was removed.

7.  10% Senior convertible notes payable

On June 30, 2006, the Company issued $50,000 of its 10% senior convertible notes.  The notes mature on July 1, 2008, and are unsecured.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted 100,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $14,000, representing the market value of the shares at the issuance date, was allocated to the shares.

At the date of issuance, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $36,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

The 10% senior convertible notes are being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Note proceeds	$ 50,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(100)
Allocated to additional paid-in capital	(13,900)
(14,000)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(36,000)
Proceeds allocated to 10% senior convertible notes upon issuance	$ --

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

8.  Stockholders’ Equity

(a)  Common stock transactions

During the six months ended June 30, 2006, the Company issued 300,000 shares of its common stock, valued at $60,000, to an unrelated party in consideration for consulting services rendered prior to June 30, 2006.

During the six months ended June 30, 2006, the Company issued 20,000 shares of its common stock in connection with the exercise of 20,000 Series H stock purchase warrants for cash proceeds of $10,000 (note 8(b)).

In connection with the issuance of the Company’s 10% senior secured convertible notes on June 1 and June 30, 2006 (note 6), the Company issued a total of 1,000,000 of the Company’s common shares to the holders of the notes.

In connection with the issuance of the Company’s 10% senior secured convertible notes on June 1 and June 30, 2006 (note 7), the Company issued a total of 100,000 of the Company’s common shares to the holders of the notes.

(b)  Transactions involving stock purchase warrants

On April 20, 2006, holders of the Series H warrants exercised 20,000 warrants, and purchased 20,000 shares of the Company’s common stock for cash proceeds of $10,000.

Following is a description of stock purchase warrants outstanding at June 30, 2006 and December 31, 2005:

			Outstanding	Outstanding
	Exercise		June 30,	December 31,
	Price	Expiry	2006	2005
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,146,000	3,146,000
Series G	0.75	December, 2006	400,000	400,000
Series H	0.50	December, 2006	2,652,500	2,672,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			11,866,833	11,886,833

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

8.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of June 30, 2006, there were a total of 4,902,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.90, and expiry dates ranging from May 7, 2008 to January 1, 2011.  4,577,302 of these options vested immediately upon issuance; 325,000 vest on dates ranging from November 14, 2006 to January 1, 2009.  2,097,698 options remained available for grant under these plans as of June 30, 2006.

During the six months ended June 30, 2006, the Company granted 100,000 stock options to an employee as an incentive to enter into full-time employment with the Company.  The options vest on various dates between January 1, 2007 and January 1, 2009; have an exercise price of $0.67; and an expiry date for unexercised options of January 12, 2011, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.     The fair value of these options at date of grant was $19,556, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 4.39%; expected volatility of 158%; an expected life of 5 years; and an expected forfeiture rate of 1.5%.

In accordance with the Company’s policy in respect of stock options granted to employees (note 2(f)), the Company has included $3,094, representing the fair value of these options earned during the six month period ended June 30, 2006, in selling general and administrative expenses for the six month period then ended.  $16,462, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the period from July 1, 2006 to January 1, 2009.

During the six months ended June 30, 2006, the Company also included in expenses the following amounts related to options granted to employees during 2005, which were unvested as at December 31, 2005:  $11,358 was included in selling, general and administrative expense; and $6,626 was included in research and development expense.  $65,113, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the remaining service periods, which range from April 1, 2006 to January 1, 2011. During the six months ended June 30, 2006, 100,000 of the options granted to employees during 2005, which were unvested as at December 31, 2005, were forfeited as a result of the termination of the related employment agreement. In order to reflect this forfeiture, the following amounts were reversed from selling, general and administrative expenses:  $184 in respect of expense recognized during the three months ended June 30, 2006; and $2,075 in respect of expense recognized during the three months ended March 31, 2006.

During the six months ended June 30, 2006, 350,000 stock options granted to employees during 2005, which were fully vested as at December 31, 2005, expired as a result of the termination of the related employment agreements.

Following is a summary of stock options outstanding at June 30, 2006 and December 31, 2005:

	Six months ended June 30, 2006		Year ended December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	5,252,302	$ 0.53	3,912,302	$ 0.33
Granted	100,000	0.67	2,750,000	0.73
Expired	(350,000)	0.67	(1,410,000)	0.37
Forfeited	(100,000)	0.74	--	--
Options outstanding, end of period	4,902,302	0.51	5,252,302	$ 0.53

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

8.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options (continued)

The following table summarizes information regarding stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 06/30/06	contractual life	price	At 06/30/06	price
$ 0.33	2,602,302	2.9 years	$ 0.33	2,602,302	$ 0.33
0.50	375,000	4.4 years	0.50	225,000	0.50
0.67	400,000	4.5 years	0.67	225,000	0.67
0.76	1,475,000	4.0 years	0.76	1,475,000	0.76
0.90	50,000	2.9 years	0.90	50,000	0.90
	4,902,302		$ 0.51	4,577,302	$ 0.50

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees recorded in
2003 and 2005 on the issuance of warrants and on the extension of the expiry date of previously-issued warrants, respectively, in exchange
for services to be rendered	$ 41,679	$ 30,209	$ 83,357	$ 60,419
Relating to the issuance of common stock as compensation for services
rendered	--	156,531	60,000	156,531
Fair value of unvested employee stock options earned during period	3,385	--	14,452	--
Reversal of fair value of unvested employee stock options recognized during the current and prior periods, in respect of unvested options
forfeited during the period	(2,259)	--	(2,259)	--
Total stock-based compensation included in selling,
general and administrative expenses	42,805	186,740	155,550	216,950

Research and development:
Fair value of unvested employee stock options earned during period	3,313	--	6,626	--
Total stock-based compensation included in research and development
expenses	3,313	--	6,626	--

Total stock-based compensation included in expenses	$ 46,118	$186,740	$162,176	$216,950

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

9.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and financing costs relating to 10% senior secured convertible notes:
Accrued interest	$ 4,167	$ --	$ 4,167	$ --
Accretion of the notes payable (note 6)	27,618	--	27,618	--
Amortization of deferred financing costs (note 3)	4,272	--	4,272	--
	36,057	--	36,057	--
Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	--	2,811	--	7,147
Accretion of the debentures payable	--	64,511	--	382,457
Amortization of deferred financing costs	--	28,845	--	69,285
	--	96,167	--	458,889

Accrued interest on 12% promissory notes	16,022	8,857	26,577	17,625
Interest portion of capital lease payments	574	752	1,209	1,538
Total interest and financing costs	$ 52,653	$ 105,776	$ 63,843	$ 478,052

10.  Loss Per Share

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	June 30, 2006	June 30, 2005
Stock options	4,902,302	4,877,302
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,146,000	3,896,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,652,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	16,769,135	17,569,135

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

11.  Related Party Transactions

As discussed further in note 12(b), the Company subleases excess office space to a related party.

12.  Guarantees and Commitments

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

June 30, 2006

(Unaudited)

12.  Guarantees and Commitments (continued)

(b)  Commitment

During April 2004, the Company entered into a lease agreement for office space.  In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2006	$37,349
2007	24,900

Total	$62,249

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $nil (December 31, 2005 - $5,508) in rent receivable pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $15,785 (2005 - $14,604).  The anticipated remaining sublease income is approximately as follows:  2006 - $16,076; and 2007 - $10,717.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the six months ended June 30, 2006, net of sublease income was $57,239 (2005 - $58,135).

13.  Supplementary Cash Flow Information

The Company paid no income taxes during the six months ended June 30, 2006, nor during the six months ended June 30, 2005.   Interest paid in cash during the six months ended June 30, 2006 and June 30, 2005 were $1,209 and $1,538, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the six months ended June 30, 2006 and June 30, 2005:

	2006	2005

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $163,980	$ -	$ 414,952
Debt issuance costs	46,385
Total	$ 46,385	$ 414,952

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

14.  Subsequent Events

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 14), the 10% senior secured convertible notes (note 6) were amended and restated as follows:  the first position lien on all of the assets of the Company was removed; the date of maturity was extended by one year, to June 1, 2008; the Company was given the option of paying the quarterly interest either in cash or in common shares of the Company; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Company of at least $500,000, was removed.

On July 13, 2006, the Company received $250,000 in exchange for the issuance of a short-term promissory note.  The promissory note bears interest at the rate of 10%, unless repaid in full on or before October 11, 2006, in which case the interest rate will be adjusted to 7%; matures on July 13, 2007, at which time the outstanding principal and accrued interest thereon will become payable in full; and provides for pre-payment in part or in full at any time, without penalty or bonus.  The note and accrued interest thereon must be repaid immediately upon receipt by the Company of $500,000 in financing from a pre-identified source.  Additionally, the Company issued 1,000,000 shares of its common stock to the holder pursuant to the terms of the note.  In the event the Company has not repaid all of the outstanding principal plus accrued interest thereon on or before October 11, 2006, the holder is entitled to receive a further 500,000 shares of the Company’s common stock.

On July 31, 2006, the Company received $15,000 under its 12% promissory notes.

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

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•

our limited operating history;

•

our lack of sales to date;

•

our requirements for additional capital funding;

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2005 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and updated in note 2 to our June 30, 2006 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2006 Interim Consolidated Condensed Financial Statements.

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported (restated)	$(1,217,602)	$(2,542,341)
Add stock-based employee compensation expense
included in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(796,503)	(958,088)
Pro forma net loss	$(2,014,105)	$(3,500,429)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.08)
Basic and diluted – pro forma	$(0.06)	$(0.11)

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

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

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended June 30, 2006, we incurred a total of $444,064, including $401,259 in cash-based expenses and $42,805 in stock-based expenses, as compared to $735,491, of which $548,751 was cash-based and $186,740 was stock-based expense, during the three months ended June 30, 2005.  There was an overall decrease in selling, general and administrative expenses of $291,427 (40%), comprised of a $147,492 (27%) decrease in the cash-based component, and a $143,935 (77%) decrease in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended June 30, 2005, during which we were in the process of scaling back our sales and marketing efforts in response to a delay in the expected release date of one of our products.  During 2006 to date, we have made efforts to further reduce costs in these departments, through measures such as reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

Cash-based administrative expenses also decreased significantly during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, primarily as a result of a reduction in professional fees, which occurred due to a shift in reporting costs relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004, from the second quarter to the third quarter for 2006, and a reduction in administrative information technology consulting fees.

The stock-based component of selling, general and administrative expense for the three month period ended June 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; and the fair value of unvested employee stock options earned during the period, reduced by a reversal of the fair value of unvested employee stock options forfeited during the period.  The stock-based component of this expense for the three-month period ended June 30, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; and the fair value of common stock issued to consultants as compensation for services provided, for which there was no comparable expense during the three months ended June 30, 2006.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended June 30, 2006, we incurred $296,598 developing our software applications, which represents a decrease of $43,415 (13%) from the $340,013 we incurred during the three months ended June 30, 2005.  The overall decrease is due primarily to costs associated with external consultants engaged during the three months ended June 30, 2005, to perform technical writing and testing of our products, for which there were no comparable costs during the three months ended June 30, 2006. There was also a decrease in the size of the Europe-based contract development group from an average of 26 personnel during the three months ended June 30, 2005, to an average of 19 personnel during the three months ended June 30, 2006.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2006 consisted of interest and financing costs associated with our 10% senior secured convertible notes, interest on promissory notes payable and interest on the capital lease. For the three months ended June 30, 2005, these costs included interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease.  During the three months ended June 30, 2006, we incurred $52,563 in interest and financing costs, a decrease of $53,213 (50%) from the $105,776 in interest and financing costs incurred during the three months ended June 30, 2005.

Of the $52,563 in interest and financing costs we incurred during the three months ended June 30, 2006, $36,057 relates to our 10% senior secured convertible notes, $16,022 relates to our 12% promissory notes and $574 relates to the capital lease.  The $36,057 in interest and financing costs relating to our 10% secured convertible notes is comprised of:  $4,167 of accrued interest charges; $27,618 of accretion of the principal through charges to interest expenses; and $4,272 of amortization of deferred financing costs.  The 10% senior secured convertible notes were issued during the three months ended June 30, 2006, therefore there is no comparable cost for the three months ended June 30, 2005.

Of the $105,776 in interest and financing costs we incurred during the three months ended June 30, 2005, $96,167 related to our 4% senior subordinated convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the three months ended June 30, 2006.

Interest on our 12% promissory notes increased by $7,165 (81%), from $8,857 during the three months ended June 30, 2005, to $16,022 during the three months ended June 30, 2006.  This increase occurred as a result of an increase of $245,200 in the principal outstanding on the notes during the period from February to April, 2006, which increased the balance on which interest was charged during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.  There was a decrease of $178 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Net Loss: We incurred a loss of $696,340 ($0.02 per share) for the three months ended June 30, 2006, compared to a loss of $1,217,602 ($0.04 per share) for the three months ended June 30, 2005.  Our revenues and future profitability are substantially dependent on our ability to:

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

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

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the six months ended June 30, 2006, we incurred a total of $994,800, including $839,250 in cash-based expenses and $155,550 in stock-based expenses, as compared to $1,245,264, of which $1,028,314 was cash-based and $216,950 was stock-based expense, during the six months ended June 30, 2005.  There was an overall decrease in selling, general and administrative expenses of $250,464 (20%), comprised of a $189,064 (18%) decrease in the cash-based component, and a $61,400 (28%) decrease in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the six months ended June 30, 2005, during which we were in the process of scaling back our sales and marketing efforts in response to a delay in the expected release date of one of our products.  During 2006 to date, we have made efforts to further reduce costs in these departments, through measures such as reducing the number of sales personnel, discontinuing the services of our public relations firm; reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

The reduction in cash-based costs incurred by our sales and marketing departments was partially offset by a net increase in cash-based administrative expenses.  This increase occurred primarily as a result of increases in cash-based investor relation consultants’ fees and travel costs, due to our efforts to raise additional capital, which was partially offset by a decrease in professional fees.  We also incurred $26,000 during the six months ended June 30, 2005 in relation to our annual general meeting, for which there was no comparable expense during the six months ended June 30, 2006, which further reduced the net increase in administrative expenses for the period.

The stock-based component of selling, general and administrative expense for the six month period ended June 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; and the fair value of unvested employee stock options earned during the period, reduced by a reversal of the fair value of unvested employee stock options forfeited during the period.  The stock-based component of this expense for the six months ended June 30, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; and the fair value of common stock issued to consultants as compensation for services provided, for which there was no comparable expense during the three months ended June 30, 2006.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the six months ended June 30, 2006, we incurred $599,991 developing our software applications, which represents a decrease of $62,871 (9%) from the $662,862 we incurred during the six months ended June 30, 2005.  The overall decrease is due primarily to costs associated with external consultants engaged during the six months ended June 30, 2005, to perform technical writing and testing of our products, for which there were no comparable costs during the six months ended June 30, 2006. There was also a decrease in the size of the Europe-based contract development group from an average of 26 personnel during the six months ended June 30, 2005, to an average of 24 personnel during the six months ended June 30, 2006.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2006 consisted of interest and financing costs associated with our 10% senior secured convertible notes, interest on promissory notes payable and interest on the capital lease. For the six months ended June 30, 2005, these costs included interest and financing costs associated with our 4% senior convertible debentures, interest on promissory notes payable and interest on the capital lease.  During the six months ended June 30, 2006, we incurred $63,843 in interest and financing costs, a decrease of $414,209 (87%) from the $478,052 in interest and financing costs incurred during the six months ended June 30, 2005.

Of the $63,843 in interest and financing costs we incurred during the six months ended June 30, 2006, $36,057 relates to our 10% senior secured convertible notes, $26,577 relates to our 12% promissory notes and $1,209 relates to the capital lease.  The $36,057 in interest and financing costs relating to our 10% secured convertible notes is comprised of:  $4,167 of accrued interest charges; $27,618 of accretion of the principal through charges to interest expenses; and $4,272 of amortization of deferred financing costs.  The 10% senior secured convertible notes were issued during the six months ended June 30, 2006, therefore there is no comparable cost for the six months ended June 30, 2005.

Of the $478,052 in interest and financing costs we incurred during the six months ended June 30, 2005, $458,889 related to our 4% senior subordinated convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the six months ended June 30, 2006.

Interest on our 12% promissory notes increased by $8,952 (51%), from $17,625 during the six months ended June 30, 2005, to $26,577 during the six months ended June 30, 2006.  This increase occurred as a result of an increase of $245,200 in the principal outstanding on the notes during the period from February to April, 2006, which increased the balance on which interest was charged during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.  There was a decrease of $329 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Net Loss: We incurred a loss of $1,574,204 ($0.05 per share) for the six months ended June 30, 2006, compared to a loss of $2,542,341 ($0.08 per share) for the six months ended June 30, 2005.  Our revenues and future profitability are substantially dependent on our ability to:

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

At June 30, 2006, we had $22,903 in cash and cash equivalents, and at December 31, 2005, we had $71,193 in cash and cash equivalents.  Our cash and cash equivalents decreased during the six months ended June 30, 2006 primarily as a result of our  net loss of $1,574,204, and resulting cash used in operations of $841,949, which was partially offset by an increase in cash resulting from the issuance of $245,200 in 12% promissory notes, $500,000 from the issuance 10% senior secured convertible notes, $50,000 from the issuance of 10% senior convertible notes and $10,000 from the exercise of stock purchase warrants .  Our cash and cash equivalents also decreased during the six months ended June 30, 2005 primarily as a result of our net loss of $2,542,341, and resulting cash used in operations of $1,595,095.  In July 2006, we raised an additional $250,000 through the issuance of short-term promissory notes, and $15,000 through the issuance of our 12% promissory notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2005.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $441,014 and our accumulated deficit of $21,255,891 as at December 31, 2005; our loss of $4,205,659 and negative cash flow from operations of $3,035,255 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.   At June 30, 2006, we had negative working capital of $1,464,882 and an accumulated deficit of $22,830,095; for the six months then ended  we had a loss of $1,574,204 and negative cash flow from operations of $841,949; and note 1 to our unaudited interim condensed financial statements for the period ended June 30, 2006 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 had been received as of August 11, 2006.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We anticipate additional commercial sales during the third quarter of 2006, however we cannot be assured that this will be the case.  During the six months ended June 30, 2006, we hired one additional person in our sales department, and had one full-time employee and one part-time consultant leave the Company.  While we expect to replace the two individuals who left during the period, we do not expect to add any additional personnel during the next 6 months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.   During the six months ended June 30, 2006, we issued $245,200 of our 12% promissory notes, $500,000 of our 10% senior secured convertible notes, and $50,000 of our senior convertible notes, and we received $10,000 on the exercise of 20,000 Series H warrants, all of which generated cash for funding operations.  In addition, we issued 300,000 common shares in consideration for consulting services rendered, which reduced our requirement for cash.  During July 2006, we received $250,000 on the issuance of short-term promissory notes; and $15,000 on the issuance of our 12% promissory notes.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the six months ended June 30, 2006 decreased by approximately 9% as compared to the six months ended June 30, 2005, as a result of cash conservation efforts.  Selling, general and administrative expenses for the six months ended June 30, 2006 decreased by approximately 20% as compared to the six months ended June 30, 2005, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operation.”

During 2004, we added a total of five people to our sales and marketing team, in order to accelerate our efforts to generate future commercial sales of our products.  We also added two administrative employees, increased the area of our leased premises, and acquired new property and equipment.  Additionally, we increased the size of our contract software application development group, and hired two employees in the product development department, in order to implement revisions and enhancements to those of our products currently in use as they are identified, while continuing to develop additional products.  During the fourth quarter of 2004, and continuing through the latter part of the third quarter of 2005, we scaled back our sales and marketing program, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We began hiring additional personnel in our sales and marketing departments during the latter part of the third quarter of 2005, in anticipation of imminent commercial sales, the first of which took place during September 2005.  We have not replaced the one full-time employee and one part-time consultant who left our Company during the first quarter of 2006, as we await completion of our current financing efforts.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

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

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we did file our Forms 10-QSB for the periods ended June 30, 2005 and September 30, 2005 on August 15, 2005 and November 14, 2005, respectively.  For the year ended December 31, 2005 we did not file our Form 10-KSB until the first week of April, 2006, and for the quarter ended March 31, 2006 we did not file our Form 10-QSB until May 22, 2006.  For these reporting periods, we were able to complete most of our back up prior to the arrival of our independent registered public accountants’ staff.  As such, we believe this material weakness had not been remediated as of the end of the period covered by this report, although progress in remediation had been made.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

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

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective June 1, 2006, the Company issued a total of $500,000 of its 10% senior secured convertible promissory notes to accredited investors.  The 10% senior secured convertible promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.10 in principal converted.  In addition, the Company issued 1,000,000 shares of its common stock pursuant to the terms of the notes.

On June 30, 2006, the Company issued $50,000 of its 10% senior convertible promissory notes to an accredited investor.  The 10% senior secured promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.10 in principal converted.  In addition, the Company issued 100,000 shares of its common stock pursuant to the terms of the note.

On July 13, 2006, the Company issued $250,000 of its 10% promissory notes to an accredited investor.  Pursuant to the terms of the note, the Company issued 1,000,000 shares of its common stock to the holder at the date of issuance.  In the event the note plus accrued interest thereon has not been fully repaid by October 11, 2006, the Company will issue a further 500,000 shares of its common stock to the accredited investor.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6.  Exhibits

(a)  Exhibits.

4.1	10% Senior secured convertible promissory notes dated June 1, 2006, in the aggregate original principal amount of $500,000
4.2	10% Senior convertible promissory note dated June 30, 2006, in the original principal amount of $50,000
4.3	10% Senior convertible promissory notes dated July 11, 2006, in the aggregate original principal amount of $500,000
4.4	10% Promissory Note dated July 13, 2006, in the original principal amount of $250,000
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: August 21, 2006

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: August 21, 2006