Form 10QSB
period 2006-09-30
VALIDIAN CORP
filed 2006-11-24
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  37,940,068 Shares of the issuer’s Common Stock were outstanding as of November 16, 2006.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets		(restated)
Current assets:
Cash and cash equivalents	$ 1,917	$ 71,193
Accounts receivable (note 13(b))	12,800	75,995
Prepaid expenses	185,487	246,917
	200,204	394,105

Property and equipment, net of accumulated depreciation of $167,663
(December 31, 2005 - $134,701)	49,161	96,868
Deferred consulting services	--	50,349
Deferred financing costs (note 3)	114,497	--

Total assets	$ 363,862	$541,322
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (notes 12(a) and 13(b)) Promissory notes payable (note 4)	$ 1,291,226 712,880	$ 509,768 296,321
Deferred revenue	155,000	25,000
Current portion of capital lease obligation (note 5)	5,020	4,031
10% Senior secured convertible notes payable (notes 6 and 7)	--	--
Total current liabilities	2,164,126	835,120

10% Senior convertible notes payable (note 7)	70,649	--
Capital lease obligation (note 5)	2,982	6,547
Total liabilities	2,237,757	841,667
Stockholders’ Deficiency:
Common stock, ($0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 36,081,691 and 32,883,691 shares at September 30, 2006 and December 31, 2005, respectively.)	36,081	32,883
Preferred stock ($0.001 par value. Authorized 7,000,000 shares; issued
and outstanding Nil shares at September 30, 2006 and at December 31, 2005)	--	--
Additional paid in capital	21,731,685	20,951,097
Deficit accumulated during the development stage	(23,613,227)	(21,255,891)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2006 and December 31, 2005, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(1,873,895)	(300,345)

Basis of presentation (note 1)
Guarantees and Commitments (note 13)
Subsequent events (note15)
Total liabilities and stockholders’ deficiency	$363,862	$541,322

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2006 and 2005

And for the Period from August 3, 1999 to September 30, 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 3, 1999 to September 30,
	2006	2005	2006	2005	2006
Operating expenses (income):		(restated)		(restated)
Selling, general and administrative (note 13(b))	$481,349	$ 494,137	$1,476,149	$1,739,401	$10,959,600
Research and development	192,496	315,674	792,487	978,536	7,767,914
Depreciation	14,745	20,897	47,707	64,280	372,396
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	688,590	830,708	2,316,343	2,782,217	20,703,403

Loss before other income (expenses) and income taxes	(688,590)	(830,708)	(2,316,343)	(2,782,217)	(20,703,403)

Other income (expenses):
Interest income	32	5,012	195	24,658	61,017
Gain on extinguishment of debt (note 10)	34,347	--	34,347	--	127,854
Interest and financing costs (note 9)	(127,761)	(68,205)	(191,604)	(546,257)	(3,163,507)
Other	(3,994)	(5,378)	(4,223)	(7,768)	(55,480)
	(97,376)	(68,571)	(161,285)	(529,367)	(3,030,116)

Loss before income taxes	(785,966)	(899,279)	(2,477,628)	(3,311,584)	(23,733,519)

Deferred income tax provision (note 2(g))	2,834	(11,048)	120,292	(141,084)	120,292

Net loss	$(783,132)	$(910,327)	$(2,357,336)	$(3,452,668)	$(23,613,227)

Loss per share – basic and diluted (note 11)	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding during period	35,617,843	31,593,019	34,039,303	31,417,018

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2006

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

For the period from December 31, 1998 to September 30, 2006

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

For the period from December 31, 1998 to September 30, 2006

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

For the period from December 31, 1998 to September 30, 2006

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2006

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
			(restated)		(restated)
Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ (300,345)
Shares issued in consideration of consulting services (notes 3 and 8(a))	628,000	628	104,672	–	–	–	–	105,300
Fair value of unvested employee stock options earned during period (note 8(d))	–	–	27,590	–	–	–	–	27,590
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options (note 8(d))	–	–	(2,259)	–	–	–	–	(2,259)
Shares issued on the exercise of stock purchase warrants (note 8(b))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior secured convertible notes (note 6)	1,000,000	1,000	169,000	–	–	–	–	170,000
Shares issued pursuant to the terms of the 10% senior convertible notes (note 7)	200,000	200	23,550	–	–	–	–	23,750
Shares issued pursuant to the
terms of the 10% promissory
note (note 4)	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to the
terms of an agreement to extend
the payment terms of finance fees
payable (note 8(a))	100,000	100	11,400	–	–	–	–	11,500
Shares issued in satisfaction of
Finance fees payable, which were
included in accounts payable and
accrued liabilities (note 8(a))	250,000	250	28,500	–	–	–	–	28,750
Intrinsic value of beneficial conversion feature on the 10% senior secured convertible notes issued to unrelated parties (notes 6 and 7)	–	–	330,000	–	–	–	–	330,000
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes issued to unrelated parties (note 7)	–	–	49,447	–	–	–	–	49,447
Deferred income taxes recognized
on the temporary basis
difference between accounting
value and face value of the 10%
senior secured convertible notes,
the 10% senior convertible notes
and the 10% promissory notes
(note 2(g))	–	–	(120,292)	–	–	–	–	(120,292)
Net loss and comprehensive loss	–	–	–	–	(2,357,336)	–	–	(2,357,336)

Balances at September 30, 2006	36,081,691	$ 36,081	$21,731,685	$ 21,304	$ (23,613,227)	$ -	$(49,738)	$ (1,873,895)

See accompanying notes to unaudited interim period consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

And for the Period from August 3, 1999 to September 30, 2006

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to September 30,
	2006	2005	2006
Cash flows from operating activities:		(restated)
Net loss	$ (2,357,336)	$(3,452,668)	$ (23,613,227)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	47,707	64,280	372,396
Non-cash compensation expense	210,366	250,983	2,449,213
Non-cash interest and financing expense	189,474	544,033	3,159,967
Non-cash penalties	11,500	--	121,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Loss (gain) on extinguishment of debt	(34,347)	--	(127,854)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Deferred income tax provision (recovery)	(120,292)	141,084	(120,292)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	63,195	(9,401)	(1,037)
Prepaid expenses	(13,256)	13,263	(135,983)
Due to a related party	--	--	(5,178)
Accounts payable and accrued liabilities	686,222	101,872	2,750,112
Deferred revenue	130,000	25,000	155,000
Net cash used in operating activities	(1,186,767)	(2,321,554)	(13,417,702)
Cash flows from investing activities:
Additions to property and equipment	--	(33,013)	(526,543)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(33,013)	(371,579)
Cash flows from financing activities:
Capital lease repayments	(2,576)	(1,933)	(6,764)
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Share issuance costs	--	--	(631,624)
Proceeds from exercise of stock purchase warrants	10,000	--	412,500
Redemption of common stock	--	--	(49,738)
Issuance of promissory notes	551,177	--	3,659,908
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Issuance of 10% senior secured convertible notes (notes 6 and 7)	500,000	--	500,000
Issuance of 10% senior convertible notes	100,000	--	100,000
Debt issuance costs	(36,500)	--	(268,279)
Repayment of promissory notes	(4,610)	--	(20,610)
Net cash provided by (used in) financing activities	1,117,491	(1,933)	13,737,968

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(69,276)	(2,356,500)	(32,882)
Cash and cash equivalents:
Beginning of period	71,193	2,747,975	34,799
End of period	$ 1,917	$ 391,475	$ 1,917

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2006. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has a stockholders deficiency of $1,873,895 as at September 30, 2006, and has incurred a loss of $2,357,336 and negative cash flow from operations of $1,186,767 for the nine months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

During October 2006, the Company received cash proceeds of $500,000 from the issuance of its 10% senior convertible notes.  It expects to incur operating expenditures of approximately $3 million for the year ending December 31, 2006.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

September 30, 2006

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

(c)  Deferred financing costs:

Deferred financing costs relate to the costs associated with arranging the 10% senior secured convertible notes, the 10% senior convertible notes and the 10% promissory notes.  The costs are being amortized over the term of the respective notes.

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

September 30, 2006

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

September 30, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(f)  New accounting policy - stock based compensation (continued):

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported (restated)	$(910,327)	$(3,452,668)
Add stock-based employee compensation expense
included in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(3,363)	(961,451)
Pro forma net loss	$(913,690)	$(4,414,119)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.11)
Basic and diluted – pro forma	$(0.03)	$(0.14)

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

September 30, 2006

(Unaudited)

2.  Significant accounting policies (continued)

(g)  New accounting policy – income tax consequences of issuing convertible debt with a beneficial conversion feature

       (continued):

The Company has accounted for the effect of applying the consensus retrospectively with respect to its 4% senior subordinated convertible debentures, which matured on December 31, 2005.  The effects of this change on the comparative information presented in the current financial statements are an increase in deferred income tax expense and net loss for the three and nine months ended September 30, 2005 of $11,048 and $141,084, respectively.  Additional paid-in capital, net loss and comprehensive loss and deficit accumulated during the development stage presented in the consolidated statement of changes in stockholders’ equity (deficiency) and comprehensive loss for the period from December 31, 1998 to September 30, 2006 have been adjusted as follows:  additional paid-in capital for the years ended December 31, 2003, 2004 and 2005 has increased (decreased) by ($204,000), $51,705 and $152,295, respectively; net loss and comprehensive loss, and  deficit accumulated during the development stage for the years ended December 31, 2003, 2004 and 2005 have been increased (decreased) by $(204,000), $51,705 and $152,295, respectively.

During the nine months ended September 30, 2006, the Company issued $500,000 of its 10% senior secured convertible notes (note 6).  At the date of issuance, the conversion feature of the notes was “in-the-money,” and was valued at $330,000.  The value of the beneficial conversion feature was allocated to additional paid in capital, to be accreted to notes payable through periodic charges to interest expense over the term of the notes.  The temporary basis difference between accounting value and income tax value of the notes which occurred as a result of this allocation, has been accounted for in accordance with the consensus.  Accordingly, a deferred tax liability of $104,652 was recorded through an adjustment to additional paid-in capital; and a deferred tax asset of $104,652 was recognized, with a corresponding credit to deferred income tax expense on the income statement.  On July 11, 2006, the 10% senior secured convertible notes were modified.  As a result of this modification, the deferred tax liability of $104,652 and the deferred tax asset of $104,652 were written off, with corresponding adjustments to additional paid-in capital and deferred income tax recovery on the statement of operations, respectively.

During the nine months ended September 30, 2006, the Company also issued $100,000 of its 10% senior convertible notes (note 7).  At the date of issuance, the conversion feature of the notes was “in-the-money,” and was valued at $49,447.  Additionally, as noted above, the Company modified the terms of the $500,000 senior secured convertible notes, effectively removing the security feature and extending the maturity date by one year.  At the date of the modification, the conversion feature of the 10% senior convertible notes was “in-the money,” and was valued at $330,000.  The value of the beneficial conversion features was allocated to additional paid in capital, and will be accreted to notes payable through periodic charges to interest expense over the term of the notes. The temporary basis difference between accounting value and income tax value of the notes which occurred as a result of this allocation, has been accounted for in accordance with the consensus.  A deferred tax liability of $120,292 has been recorded through an adjustment to additional paid-in capital; and a deferred tax asset of $120,292 has been recognized, with a corresponding credit to deferred income tax expense on the income statement.  The deferred tax liability and the deferred tax asset have been offset on the unaudited condensed balance sheet.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

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

3.  Deferred financing costs

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	September 30,	December 31,
	2006	2005
Balance deferred financing costs, beginning of period	$ --	$ 281,224
Additions
Fees paid or payable in cash	90,250	--
Fair value of fees paid through the issuance of 328,000
common shares of the Company	45,300	--
	135,550	--
Amortization
Amortization of fees payable in cash	(15,181)	(117,244)
Amortization of fees payable in common stock of the
Company	(5,872)	--
	(21,053)	(117,244)
Financing costs transferred to additional paid in capital on conversion of $555,000 in principal value of the 4%
senior subordinated convertible debentures into
common shares of the Company	--	(163,980)
Balance deferred financing costs, end of period	$ 114,497	$ --

During the nine months ended September 30, 2006, the Company issued a total of $500,000 in principal amount of 10% senior secured convertible notes (note 6), $100,000 in principal amount of 10% senior convertible notes (note 7), and $250,000 in principal of 10% promissory notes (note 4).  In connection with the placement of these notes, the Company incurred costs totaling $135,550, of which $90,250 was paid or payable in cash and $45,300 was paid through the issuance of 328,000 common shares of the Company.  These costs are being amortized over the term of the respective notes.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

4.  Promissory Notes Payable

	September 30, 2006	December 31, 2005
Promissory notes payable, bearing interest at 12%, due on demand; unsecured	$ 592,888	$ 296,321
Promissory notes payable, bearing interest at 10%, due July 13, 2007; unsecured	119,992	--
	$ 712,880	$ 296,321

During the nine months ended September 30, 2006, the Company issued $301,177 in principal amount of its12% promissory notes.

On July 13, 2006, in conjunction with the modification of the 10% senior secured promissory notes (note 6), the Company issued $250,000 in principal amount of its 10% promissory notes. The notes mature on July 13, 2007, and are unsecured.  Under the terms of the notes, the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable at maturity. The note and accrued interest thereon must be repaid immediately upon receipt by the Company of $500,000 in financing from a pre-identified source.

Holders of the notes were granted 1,000,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $150,000, representing the relative fair value of the shares at the issuance date, was allocated to the shares.

The 10% promissory notes are being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

During the three months ended September 30, 2006, the Company accreted the notes payable through charges to interest expense totaling $19,992.

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Note proceeds	$ 250,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,000)
Allocated to additional paid-in capital	(149,000)
(150,000)

Proceeds allocated to 10% promissory notes upon issuance	$ 100,000

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% promissory notes at September 30, 2006:

Proceeds allocated to 10% promissory notes upon issuance	$ 100,000
Accretion of the 10% promissory notes as a charge to interest and
financing costs during the period	19,992
Balance allocated to 10% promissory notes, end of period	$ 119,992

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

5. Capital Lease Obligation

During April 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2006	$ 1,626
2007	6,504
2008	1,626
Total minimum lease payments	9,756
Less amount representing interest, at 23.9%	1,754
Present value of net minimum lease payments	8,002
Current portion of capital lease obligation	5,020
$ 2,982

6.  10% Senior secured convertible notes payable

On June 1, 2006, the Company issued a total of $500,000 of its 10% senior secured convertible notes.  The notes were secured by a first position lien on all of the assets of the Company, and had a maturity date of June 1, 2007.  Under the terms of the notes, the holders were permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company had the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest was payable quarterly, in arrears.  Additionally, the holders could demand repayment of 50% of the principal value of the note, at such time as the Company completed an equity financing of $500,000 or more.

Holders of the notes were also granted 1,000,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,”$170,000, representing the relative fair value of the shares at the issuance date, was allocated to the shares.

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

The 10% senior secured convertible notes were being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

During the nine months ended September 30, 2006, the Company accreted the notes payable through charges to interest expense totaling $38,097.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

6.  10% Senior secured convertible notes payable (continued)

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

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 4), the 10% senior secured convertible notes were amended and restated as follows:  the first position lien on all of the assets of the Company was removed; the date of maturity was extended by one year to June 1, 2008; the Company was given the option of paying the quarterly interest either in cash or in common shares of the Company; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Company of at least $500,000, was removed.  These amendments collectively resulted in the new notes being “substantially different” from the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Company has accounted for the modification as an extinguishment of the original debt, which resulted in a gain on the extinguishment of $38,097.

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior secured convertible notes at September 30, 2006:

Proceeds allocated to 10% senior secured convertible notes upon
issuance	$ --
Accretion of the 10% senior secured convertible notes as a charge to
interest and financing costs during the period	38,097
Reduction of the 10% senior secured convertible notes through
gain on extinguishment of debt at date of modification	(38,097)
Balance allocated to 10% senior secured convertible notes, end of
period	$ --

As a result of the modifications to the 10% senior secured convertible notes, the notes have been reclassified as 10% senior convertible notes (note 7) as of the date of the modifications.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

7.  10% Senior convertible notes payable

During the nine months ended September 30, 2006, the Company issued $100,000 of its 10% senior convertible notes.  The notes mature on July 1, 2008 and are unsecured.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted 200,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $23,750, representing the relative fair value of the shares at the issuance date, was allocated to the shares.

At the date of issuance, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $49,447.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

In addition, $500,000 in principal amount of the Company’s 10% senior secured convertible notes (note 6) were amended and restated effective July 11, 2006, to the same terms as the 10% senior convertible notes described above.  As discussed in note 6, the modification was accounted for as an extinguishment of debt; accordingly, the carrying value of the 10% senior secured convertible notes was reduced to $nil at the date of modification.  The principal amount assigned to the modified notes was calculated on a relative fair value basis, as follows:  $170,000, representing the relative fair value of the 1,000,000 common shares granted to the holders of the 10% senior secured convertible notes at the date of their  issuance, was allocated to the shares; $330,000, representing the intrinsic value of the beneficial conversion feature at the modification date, was allocated to additional paid-in capital.

The 10% senior convertible notes are being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

During the nine months ended September 30, 2006, the Company accreted the 10% senior convertible notes payable through charges to interest expense totaling $43,846.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

7.  10% Senior convertible notes payable (continued)

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Note proceeds
10% senior convertible notes issued during the period	$ 100,000
10% senior convertible notes issued in exchange for the 10%
senior secured convertible notes issued and extinguished
during the period	500,000
600,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,200)
Allocated to additional paid-in capital	(192,550)
(193,750)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(379,447)
Proceeds allocated to 10% senior convertible notes upon issuance	$ 26,803

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior convertible notes at September 30, 2006:

Proceeds allocated to 10% senior convertible notes upon issuance	$ 26,803
Accretion of the 10% senior convertible notes as a charge to
interest and financing costs during the period	43,846
Balance allocated to 10% senior convertible notes, end of period	$ 70,649

8.  Stockholders’ Equity

(a)  Common stock transactions

During the nine months ended September 30, 2006, the Company issued 300,000 shares of its common stock, valued at $60,000, to an unrelated party in consideration for consulting services rendered prior to September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 20,000 shares of its common stock in connection with the exercise of 20,000 Series H stock purchase warrants for cash proceeds of $10,000 (note 8(b)).

In connection with the issuance of the Company’s 10% senior secured convertible notes on June 1 and June 30, 2006 (note 6), the Company issued a total of 1,000,000 of the Company’s common shares, valued at $170,000, to the holders of the notes. The 10% senior secured convertible notes were modified on July 11, and replaced with 10% senior secured convertible notes.

In connection with the issuance of the Company’s 10% senior convertible notes on June 30, September 1 and September 14, 2006 (note 7), the Company issued a total of 200,000 of the Company’s common shares, valued at $23,750, to the holders of the notes.

In connection with the issuance of the Company’s 10% promissory notes on July 13, 2006 (note 4), the Company issued a total of 1,000,000 of the Company’s common shares, valued at $150,000, to the holders of the notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

8.  Stockholders’ Equity (continued)

(a)  Common stock transactions (continued)

During the nine months ended September 30, 2006, the Company issued 328,000 shares of its common stock, valued at $45,300, to an unrelated party in consideration for finance fees relating to the issuance of the Company’s 10% senior secured convertible notes, 10% senior convertible notes and 10% promissory notes.

During the nine months ended September 30, 2006, the Company issued 100,000 shares of its common stock in exchange for the deferral of payment of fees owing, which are included in accounts payable and accrued liabilities.  $11,500, representing the market value of the shares at date of issuance, has been accounted for as a penalty and is included in sales, general and administrative expenses.

During the nine months ended September 30, 2006, the Company issued 250,000 shares of its common stock, valued at $28,750, in settlement of accounts payable in the amount of $25,000.

(b)  Transactions involving stock purchase warrants

On April 20, 2006, holders of the Series H warrants exercised 20,000 warrants, and purchased 20,000 shares of the Company’s common stock for cash proceeds of $10,000.

Following is a description of stock purchase warrants outstanding at September 30, 2006 and December 31, 2005:

			Outstanding	Outstanding
	Exercise		September 30,	December 31,
	Price	Expiry	2006	2005
Series E	$0.33	December, 2007	2,155,000	2,155,000
Series F	0.50	May, 2007	3,146,000	3,146,000
Series G	0.75	December, 2006	400,000	400,000
Series H	0.50	December, 2006	2,652,500	2,672,500
Series I	0.90	March, 2009	3,513,333	3,513,333
			11,866,833	11,886,833

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of September 30, 2006, there were a total of 4,902,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.90, and expiry dates ranging from May 7, 2008 to January 1, 2011.  4,577,302 of these options vested immediately upon issuance; 325,000 vest on dates ranging from November 14, 2006 to January 1, 2009.  2,097,698 options remained available for grant under these plans as of September 30, 2006.

During the nine months ended September 30, 2006, the Company granted 100,000 stock options to an employee as an incentive to enter into full-time employment with the Company.  The options vest on various dates between January 1, 2007 and January 1, 2009; have an exercise price of $0.67; and an expiry date for unexercised options of January 12, 2011, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date.     The fair value of these options at date of grant was $19,556, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 4.39%; expected volatility of 158%; an expected life of 5 years; and an expected forfeiture rate of 1.5%.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

8.  Stockholders’ Equity (continued)

(a)  Transactions involving stock options (continued)

In accordance with the Company’s policy in respect of stock options granted to employees (note 2(f)), the Company has included $4,752, representing the fair value of these options earned during the nine month period ended September 30, 2006, in selling general and administrative expenses for the nine month period then ended.  $14,804, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the period from October 1, 2006 to January 1, 2009.

During the nine months ended September 30, 2006, the Company also included in expenses the following amounts related to options granted to employees during 2005, which were unvested as at December 31, 2005:  $12,899 was included in selling, general and administrative expense; and $9,939 was included in research and development expense.  $60,258, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the remaining service periods, which range from October 1, 2006 to January 1, 2011. During the nine months ended September 30, 2006, 100,000 of the options granted to employees during 2005, which were unvested as at December 31, 2005, were forfeited as a result of the termination of the related employment agreement. In order to reflect this forfeiture, the following amounts were reversed from selling, general and administrative expenses:  $184 in respect of expense recognized during the three months ended June 30, 2006; and $2,075 in respect of expense recognized during the three months ended March 31, 2006.

During the nine months ended September 30, 2006, 350,000 stock options granted to employees during 2005, which were fully vested as at December 31, 2005, expired as a result of the termination of the related employment agreements.

Following is a summary of stock options outstanding at September 30, 2006 and December 31, 2005:

	Nine months ended September 30, 2006		Year ended December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	5,252,302	$ 0.53	3,912,302	$ 0.33
Granted	100,000	0.67	2,750,000	0.73
Expired	(350,000)	0.67	(1,410,000)	0.37
Forfeited	(100,000)	0.74	--	--
Options outstanding, end of period	4,902,302	$ 0.51	5,252,302	$ 0.53

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

8.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options (continued)

The following table summarizes information regarding stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 09/30/06	contractual life	price	At 09/30/06	price
$ 0.33	2,602,302	2.7 years	$ 0.33	2,602,302	$ 0.33
0.50	375,000	4.2 years	0.50	225,000	0.50
0.67	400,000	4.2 years	0.67	225,000	0.67
0.76	1,475,000	3.8 years	0.76	1,475,000	0.76
0.90	50,000	2.7 years	0.90	50,000	0.90
	4,902,302		$ 0.51	4,577,302	$ 0.50

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees recorded in
2003 and 2005 on the issuance of warrants and on the extension of the expiry date of previously-issued warrants, respectively, in exchange
for services to be rendered	$ 41,678	$ 34,033	$125,035	$ 94,452
Relating to the issuance of common stock as compensation for services
rendered	--	--	60,000	156,531
Fair value of unvested employee stock options earned during period	3,199	--	17,651	--
Reversal of fair value of unvested employee stock options recognized during the current and prior periods, in respect of unvested options
forfeited during the period	--	--	(2,259)	--
Total stock-based compensation included in selling,
general and administrative expenses	44,877	34,033	200,427	250,983

Research and development:
Fair value of unvested employee stock options earned during period	3,313	--	9,939	--
Total stock-based compensation included in research and development
expenses	3,313	--	9,939	--

Total stock-based compensation included in expenses	$ 48,190	$34,033	$210,366	$250,983

During the nine months ended September 30, 2006, the Company was granted an extension of the payment period for finance fees payable.  In exchange for this extension, the Company issued 100,000 shares of its common stock, valued at $11,500.  This amount is included in general and administrative expenses for the three and nine months ended September 30, 2006.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

9.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and financing costs relating to 10% senior secured convertible notes:
Accrued interest	$ 1,478	$ --	$ 5,645	$ --
Accretion of the notes payable (note 6)	10,479	--	38,097	--
Amortization of deferred financing costs (note 3)	1,571	--	5,843	--
	13,528	--	49,585	--
Interest and financing costs relating to 10% senior convertible notes:
Accrued interest	12,598	--	12,598	--
Accretion of the notes payable (note 7)	43,846	--	43,846	--
Amortization of deferred financing costs (note 3)	7,325	--	7,325	--
	63,769	--	63,769	--
Interest and financing costs relating to 10% promissory notes:
Accrued interest	5,400	--	5,400	--
Accretion of the notes payable (note 4)	19,992	--	19,992	--
Amortization of deferred financing costs (note 3)	7,885	--	7,885	--
	33,277	--	33,277	--

Interest and financing costs relating to 4% senior convertible debentures:
Accrued interest	--	2,250	--	9,397
Accretion of the debentures payable	--	32,494	--	414,951
Amortization of deferred financing costs	--	23,811	--	93,096
	--	58,555	--	517,444

Accrued interest on 12% promissory notes	16,655	8,965	43,232	26,590
Interest portion of capital lease payments	532	685	1,741	2,223
Total interest and financing costs	$ 127,761	$ 68,205	$ 191,604	$ 546,257

10.  Gain on extinguishment of debt

Gain on extinguishment of 10% senior secured convertible promissory notes (note 6)	$ 38,097
Loss on issuance of 250,000 common shares, valued at $28,750, in satisfaction of
accounts payable totaling $25,000 (note 8(a))	(3,750)
$ 34,347

11.  Loss Per Share

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used.  Had the treasury stock method been applied to the unexercised stock options and warrants, the effect on the loss per share would be anti-dilutive.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

11.  Loss Per Share (continued)

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was antidilutive:

	September 30, 2006	September 30, 2005
Stock options	4,902,302	4,852,302
Series E stock purchase warrants	2,155,000	2,155,000
Series F stock purchase warrants	3,146,000	3,896,000
Series G stock purchase warrants	400,000	400,000
Series H stock purchase warrants	2,652,500	2,727,500
Series I stock purchase warrants	3,513,333	3,513,333
	16,769,135	17,544,135

12.  Related Party Transactions

As discussed further in note 13(b), the Company subleases excess office space to a related party.

Included in accounts payable and accrued liabilities is $80,811 (December 31, 2005: $nil) in accrued salaries payable to the directors of the Company.

13.  Guarantees and Commitments

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

13.  Guarantees and Commitments (continued)

(a) Guarantees (continued)

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

(b)  Commitment

During April 2004, the Company entered into a lease agreement for office space.  In July 2005, the option to extend the initial lease period for an additional year was exercised.  Minimum annual rent payable under this contract is approximately as follows:

2006	$18,775
2007	25,033

Total	$43,808

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of Validian Corporation being also an officer and director of the other company.  Included in accounts receivable is $nil (December 31, 2005 - $5,508) in rent receivable pursuant to this sublease agreement; included in accounts payable and accrued liabilities is $2,868 (December 31, 2005 - $nil) in rent received in advance of the due date pursuant to this sublease agreement.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $23,823 (2005 - $22,033).  The anticipated remaining sublease income is approximately as follows:  2006 - $8,081; and 2007 - $10,774.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the nine months ended September 30, 2006, net of sublease income was $88,152 (2005 - $85,054).

14.  Supplementary Cash Flow Information

The Company paid no income taxes during the nine months ended September 30, 2006, nor during the nine months ended September 30, 2005.   Interest paid in cash during the nine months ended September 30, 2006 and September 30, 2005 was $2,130 and $2,223, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2006 and September 30, 2005:

	2006	2005

Conversion of 4% senior subordinated convertible debentures and
accrued interest, net of deferred financing cost of $163,980	$ -	$ 414,952
Debt issuance costs	99,050
Issuance of 250,000 shares of the Company’s common stock, valued at
$28,750, in satisfaction of accounts payable in the amount of $25,000	28,750

Total	$ 127,800	$ 414,952

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(Unaudited)

15.  Subsequent Events

On October 1, 2006, the Company issued 118,378 shares of its common stock to the holders of the 10% senior convertible notes, in satisfaction of $13,637 of accrued interest on the notes.

On October 3, 2006, the Company issued 500,000 shares of its common stock pursuant to the terms of a contract with an unrelated party to provide investor relations services to the Company for a period of six months, commencing October 1, 2006.

On October 5, 2006, the Company received $500,000 in cash proceeds from the issuance of its 10% senior convertible notes.  The notes mature on October 1, 2008 and are unsecured.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.  The Company issued 1,000,000 shares of its common stock to the holder pursuant to the terms of the note.

On October 5, 2006, the Company issued 240,000 shares of its common stock in satisfaction of finance fees relating to the $500,000 in senior convertible notes issued on the same date.

In accordance with the terms of the 10% promissory notes, the Company issued 500,000 shares of its common stock to the holders of the notes on October 11, 2006, as a result of the note plus accrued interest thereon not being fully repaid as of that date.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2005 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and updated in note 2 to our September 30, 2006 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2006 Interim Consolidated Condensed Financial Statements.

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

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Company’s pro forma net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported (restated)	$(910,327)	$(3,452,668)
Add stock-based employee compensation expense
included in net loss	--	--
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all
awards	(3,363)	(961,451)
Pro forma net loss	$(913,690)	$(4,414,119)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.11)
Basic and diluted – pro forma	$(0.03)	$(0.14)

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue:  We completed our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006, we determined that collection of the amount invoiced in connection with this sale was in jeopardy, and have recorded an allowance against the entire amount, as an offset against deferred revenue.

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

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended September 30, 2006, we incurred a total of $481,349, including $436,472 in cash-based expenses and $44,877 in stock-based expenses, as compared to $494,137, of which $460,104 was cash-based and $34,033 was stock-based expense, during the three months ended September 30, 2005.  There was an overall decrease in selling, general and administrative expenses of $12,788 (3%), comprised of a $23,632 (5%) decrease in the cash-based component, which was partially offset by a $10,844 (32%) increase in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended September 30, 2005, during which we were in the process of scaling back our sales and marketing efforts in response to a delay in the expected release date of one of our products.  During 2006 to date, we have made efforts to further reduce costs in these departments, through measures such as reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

Cash-based administrative expenses also decreased significantly during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, primarily as a result of a reduction in professional fees, which occurred due to lower ongoing reporting costs relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004.  This reduction in professional fees was partially offset by an

$11,500 penalty incurred to defer the payment of consulting fees, for which there was no comparable cost during the three months ended September 30, 2005.

The stock-based component of selling, general and administrative expense for the three month period ended September 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; and the fair value of unvested employee stock options earned during the period.  The stock-based component of this expense for the three-month period ended September 30, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003 only.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2006, we incurred $192,496 developing our software applications, which represents a decrease of $123,178 (39%) from the $315,674 we incurred during the three months ended September 30, 2005.  The overall decrease is due primarily to a decrease in the size of the Europe-based contract development group from an average of 26 personnel during the three months ended September 30, 2005, to an average of 20 personnel during the three months ended September 30, 2006.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2006 consisted of interest and financing costs associated with our 10% senior secured convertible notes, our 10% senior convertible notes, our 10% and 12% promissory notes and interest on the capital lease. For the three months ended September 30, 2005, these costs included interest and financing costs associated with our 4% senior convertible debentures, interest on our 12% promissory notes and interest on the capital lease.  During the three months ended September 30, 2006, we incurred $127,761 in interest and financing costs, an increase of $59,556 (87%) from the $68,205 in interest and financing costs incurred during the three months ended September 30, 2005.

Of the $127,761 in interest and financing costs we incurred during the three months ended September 30, 2006, $13,528 relates to our 10% senior secured convertible notes, $63,769 relates to our 10% senior convertible notes, $33,277 relates to our 10% promissory notes, $16,655 relates to our 12% promissory notes and $532 relates to the capital lease.  The $13,528 in interest and financing costs relating to our 10% secured convertible notes is comprised of:  $1,478 of accrued interest charges; $10,479 of accretion of the principal through charges to interest expenses; and $1,571 of amortization of deferred financing costs, prior to the notes being cancelled on July 11, 2006, and exchanged for our 10% senior convertible notes.  The 10% senior secured convertible notes were issued during the three months ended June 30, 2006, therefore there is no comparable cost for the three months ended September 30, 2005.

The $63,769 in interest and financing costs relating to our 10% convertible notes is comprised of:  $12,598 of accrued interest charges; $43,846 of accretion of the principal through charges to interest expenses; and $7,325 of amortization of deferred financing costs.  The 10% senior convertible notes were issued during the second and third quarters of 2006, therefore there is no comparable cost for the three months ended September 30, 2005.

The $33,277 in interest and financing costs relating to our 10% promissory notes is comprised of:  $5,400 of accrued interest charges; $19,992 of accretion of the principal through charges to interest expenses; and $7,885 of amortization of deferred financing costs.  The 10% promissory notes were issued during the third quarter of 2006, therefore there is no comparable cost for the three months ended September 30, 2005.

Of the $68,205 in interest and financing costs we incurred during the three months ended September 30, 2005, $58,555 related to our 4% senior subordinated convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the three months ended September 30, 2006.  The remaining $9,650 in interest and financing costs for the three months ended September 30, 2005 consisted of $8,965 in interest on our 12% promissory notes and $685 in interest on the capital lease.

Interest on our 12% promissory notes increased by $7,690 (86%), from $8,965 during the three months ended September 30, 2005, to $16,655 during the three months ended September 30, 2006.  This increase occurred as a result of an increase of $301,177 in the principal outstanding on the notes during the period from February to September, 2006, which increased the balance on which interest was charged during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.  There was a decrease of $153 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Gain on extinguishment of debt:  During the three months ended September 30, 2006, the terms of our 10% senior secured promissory notes were modified.  A gain of $38,097 was recorded on this transaction.  This gain was partially offset by a loss of $3,750 on the issuance of 250,000 common shares of the Company, valued at $28,750, in satisfaction of accounts payable totaling $25,000.  There were no comparable transactions during the three months ended September 30, 2005.

Net Loss: We incurred a loss of $783,132 ($0.02 per share) for the three months ended September 30, 2006, compared to a loss of $910,327 ($0.03 per share) for the three months ended September 30, 2005.  Our revenues and future profitability are substantially dependent on our ability to:

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

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

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the nine months ended September 30, 2006, we incurred a total of $1,476,149, including $1,275,722 in cash-based expenses and $200,427 in stock-based expenses, as compared to $1,739,401, of which $1,488,418 was cash-based and $250,983 was stock-based expense, during the nine months ended September 30, 2005.  There was an overall decrease in selling, general and administrative expenses of $263,252 (15%), comprised of a $212,696 (14%) decrease in the cash-based component, and a $50,556 (20%) decrease in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the nine months ended September 30, 2005, during which we were in the process of scaling back our sales and marketing efforts in response to a delay in the expected release date of one of our products.  During 2006 to date, we have made efforts to further reduce costs in these departments, through measures such as reducing the number of sales personnel, discontinuing the services of our public relations firm, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

In addition to the reduction in cash-based costs incurred by our sales and marketing departments, cash-based administrative expenses also decreased during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, primarily as a result of a reduction in professional fees, which occurred due to lower ongoing reporting costs relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004.  We also incurred $26,000 during the nine months ended September 30, 2005 in relation to our annual general meeting, for which there was no comparable expense during the nine months ended September 30, 2006.  These reductions were partially offset by increases in cash-based investor relation consultants’ fees and travel costs, due to our efforts to raise additional capital.

Much of our selling, general and administrative expenses are incurred in Canadian dollars.  As such, the decreased costs in these departments were partially offset by the higher average exchange rate between the Canadian dollar and the United States dollar experienced during the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005.

The stock-based component of selling, general and administrative expense for the nine month period ended September 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; the fair value of common stock issued as compensation for investor relations services rendered; and the fair value of unvested employee stock options earned during the period, reduced by a reversal of the fair value of unvested employee stock options forfeited during the period.  The stock-based component of this expense for the nine months ended September 30, 2005 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; and the fair value of common stock issued to consultants in our sales department as compensation for services provided.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2006, we incurred $792,487 developing our software applications, which represents a decrease of $186,049 (19%) from the $978,536 we incurred during the nine months ended September 30, 2005.  This decrease is due primarily to a reduction in the size of the Europe-based contract development group from an average of 26 personnel during the nine months ended September 30, 2005, to an average of 20 personnel during the nine months ended September 30, 2006.  Additionally, we engaged external consultants to perform technical writing and testing of our products during the nine months ended September 30, 2005, for which there were no comparable costs during the nine months ended September 30, 2006. In an effort to reduce overall expenses, we also incurred lower travel costs relating to meetings with our Europe-based contract development group during the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2006 consisted of interest and financing costs associated with our 10% senior secured convertible notes, our 10% senior convertible notes, our 10% and 12% promissory notes and interest on the capital lease. For the nine months ended September 30, 2005, these costs included interest and financing costs associated with our 4% senior convertible debentures, interest on our 12% promissory notes and interest on the capital lease.  During the nine months ended September 30, 2006, we incurred $191,604 in interest and financing costs, a decrease of $354,653 (65%) from the $546,257 in interest and financing costs incurred during the nine months ended September 30, 2005.

Of the $191,604 in interest and financing costs we incurred during the nine months ended September 30, 2006, $49,585 relates to our 10% senior secured convertible notes, $63,769 relates to our 10% senior convertible notes, $33,277 relates to our 10% promissory notes, $43,232 relates to our 12% promissory notes and $1,741 relates to the capital lease..  The $49,585 in interest and financing costs relating to our 10% secured convertible notes is comprised of:  $5,645 of accrued interest charges; $38,097 of accretion of the principal through charges to interest expenses; and $5,843 of amortization of deferred financing costs, prior to the notes being cancelled on July 11, 2006, and exchanged for our 10% senior convertible notes.  The 10% senior secured convertible notes were issued during the nine months ended September 30, 2006, therefore there is no comparable cost for the nine months ended September 30, 2005.

The $63,769 in interest and financing costs relating to our 10% convertible notes is comprised of:  $12,598 of accrued interest charges; $43,846 of accretion of the principal through charges to interest expenses; and $7,325 of amortization of deferred financing costs.  The 10% senior convertible notes were issued during the second and third quarters of 2006, therefore there is no comparable cost for the nine months ended September 30, 2005.

The $33,277 in interest and financing costs relating to our 10% promissory notes is comprised of:  $5,400 of accrued interest charges; $19,992 of accretion of the principal through charges to interest expenses; and $7,885 of amortization of deferred financing costs.  The 10% promissory notes were issued during the third quarter of 2006, therefore there is no comparable cost for the nine months ended September 30, 2005.

Of the $546,257 in interest and financing costs we incurred during the nine months ended September 30, 2005, $517,444 related to our 4% senior subordinated convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the nine months ended September 30, 2006. The remaining $28,813 in interest and financing costs for the nine months ended September 30, 2005 consisted of $26,590 in interest on our 12% promissory notes and $2,223 in interest on the capital lease.

Interest on our 12% promissory notes increased by $16,642 (63%), from $26,590 during the nine months ended September 30, 2005, to $43,232 during the nine months ended September 30, 2006.  This increase occurred as a result of an increase of $301,177 in the principal outstanding on the notes during the period from February to September, 2006, which increased the balance on which interest was charged during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.  There was a decrease of $482 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Gain on extinguishment of debt:  During the nine months ended September 30, 2006, the terms of our 10% senior secured promissory notes were modified.  A gain of $38,097 was recorded on this transaction.  This gain was partially offset by a loss of $3,750 on the issuance of 250,000 common shares of the Company, valued at $28,750, in satisfaction of accounts payable totaling $25,000.  There were no comparable transactions during the nine months ended September 30, 2005.

Net Loss: We incurred a loss of $2,357,336 ($0.07 per share) for the nine months ended September 30, 2006, compared to a loss of $3,452,668 ($0.11 per share) for the nine months ended September 30, 2005.  Our revenues and future profitability are substantially dependent on our ability to:

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

At September 30, 2006, we had $1,917 in cash and cash equivalents, and at December 31, 2005, we had $71,193 in cash and cash equivalents.  Our cash and cash equivalents decreased during the nine months ended September 30, 2006 primarily as a result of our net loss of $2,357,336, and resulting cash used in operations of $1,186,767, which was partially offset by an increase in cash resulting from the issuance of $296,567, net of repayments of $4,610, of 12% promissory notes; $250,000 from the issuance of 10% promissory notes; $500,000 from the issuance of 10% senior secured convertible notes (which were cancelled on July 11, 2006 and replaced with our 10% senior convertible notes); $100,000 from the issuance of 10% senior convertible notes; and $10,000 from the exercise of stock purchase warrants.  Our cash and cash equivalents also decreased during the nine months ended September 30, 2005 primarily as a result of our net loss of $3,452,668, and resulting cash used in operations of $2,321,554.  In October 2006, we raised an additional $500,000 through the issuance of 10% senior convertible notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2005.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $441,014 and our accumulated deficit of $21,255,891 as at December 31, 2005; our loss of $4,205,659 and negative cash flow from operations of $3,035,255 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.   At September 30, 2006, we had negative working capital of $1,963,922 and an accumulated deficit during the development stage of $23,613,227; for the nine months then ended we had a net loss of $2,337,941 and negative cash flow from operations of $1,186,767; and note 1 to our unaudited interim condensed financial statements for the period ended September 30, 2006 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

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

We anticipate additional commercial sales during the fourth quarter of 2006, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2006, we hired one additional person in our sales department, and had one full-time employee and one part-time consultant leave the Company.  While we expect to replace the two individuals who left during the period, we do not expect to add any additional personnel during the next 6 months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.   During the nine months ended September 30, 2006, we issued $296,567, net of repayments of $4,610, of 12% promissory notes; $250,000 of 10% promissory notes; $500,000 of 10% senior secured convertible notes; $100,000 of 10% senior convertible notes; and we received $10,000 on the exercise of 20,000 Series H warrants, all of which generated cash for funding operations.  In addition, we issued 300,000 common shares in consideration for consulting services rendered, 328,000 common shares in consideration for finance fees, 100,000 common shares in exchange for the deferral of payment of fees owing, and 250,000 common shares in settlement of accounts payable, all of which reduced our requirement for cash.  During October 2006, we received $500,000 on the issuance of 10% senior convertible notes.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the nine months ended September 30, 2006 decreased by approximately 20% as compared to the nine months ended September 30, 2005, as a result of cash conservation efforts.  Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased by approximately 15% as compared to the nine months ended September 30, 2005, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operation.”

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

While we did not file our Form 10-QSB for the quarter ended March 31, 2005 until May 20, 2005, we did file our Forms 10-QSB for the periods ended June 30, 2005 and September 30, 2005 on August 15, 2005 and November 14, 2005, respectively.  For the year ended December 31, 2005 we did not file our Form 10-KSB until the first week of April, 2006; for the quarter ended March 31, 2006 we did not file our Form 10-QSB until May 22, 2006; and for the quarter ended June 30, 2006 we did not file our Form 10-QSB until August 21.  For these reporting periods, we were able to complete most of our back up prior to the arrival of our independent registered public accountants’ staff.  As such, we believe this material weakness had not been remediated as of the end of the period covered by this report, although progress in remediation had been made.  One of our objectives in seeking a qualified part time person to perform routine, month end accounting procedures, is to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.

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

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, and September 14, 2006 the Company issued a total of $50,000 of its 10% senior convertible promissory notes to accredited investors.  The 10% senior secured promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.10 in principal converted.  In addition, the Company issued 100,000 shares of its common stock pursuant to the terms of the note.

On July 13, 2006, the Company issued $250,000 of its 10% promissory notes to an accredited investor.  Pursuant to the terms of the note, the Company issued 1,000,000 shares of its common stock to the holder at the date of issuance.  In accordance with the terms of the note, the Company issued a further 500,000 shares of its common stock to the accredited investor on October 11, 2006, as a result of the note plus accrued interest thereon not being fully repaid as of that date.

On September 1, 2006, the Company issued a total of 328,000 shares of its common stock to accredited investors, in consideration for finance fees owing in relation to the issuance of the Company’s 10% senior secured convertible, 10% senior convertible notes and 10% promissory notes; 100,000 shares of its common stock to an accredited investor in exchange for the deferral of payment of fees owing; and 250,000 shares of its common stock to an accredited investor in settlement of accounts payable.

On October 1, 2006, the Company issued 118,378 shares of its common stock to the holders of the 10% senior convertible notes, in satisfaction of accrued interest on the notes.

On October 3, 2006, the Company issued 500,000 shares of its common stock to an accredited investor in consideration for consulting services to be rendered.

On October 5, 2006, the Company issued $500,000 of its 10% senior convertible promissory notes to accredited investors.  The 10% senior secured promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.10 in principal converted.  In addition, the Company issued 1,000,000 shares of its common stock pursuant to the terms of the note.

On October 5, 2006, the Company issued 240,000 shares of its common stock to an accredited investor, in consideration for finance fees owing in relation to the issuance of the Company’s 10% senior convertible promissory notes on the same date.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6.  Exhibits

(a)  Exhibits.

4.1	Form of 10% Senior Convertible Notes and Stock Grant Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: November 24, 2006

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: November 24, 2006