Form 10KSB
period 2006-12-31
VALIDIAN CORP
filed 2007-05-21
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.04) and asked ($0.04) price of the issuer’s Common Stock as of April 19, 2007, was $732,106, based upon the average between the closing bid and asked price ($0.04) multiplied by the 18,302,640 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of April 30, 2007: 45,720,403.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

SEC 2337 (11-06)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

34

Item 8.

Changes In and Disagreement With Accountants on Accounting and

Financial Disclosure.

81

Item 8A.

Controls and Procedures.

81

Item 8B.

Other Information

82

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

83

Item 10.

Executive Compensation.

84

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

86

Item 12.

Certain Relationships and Related Transactions.

86

Item 13.

Exhibits.

90

Item 14

Principal Accountant Fees and Services.

91

Signatures

93

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

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

IT departments that serve their organization with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the security of communication between applications and over distributed networks; and

*

independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges between their customers’ partners, suppliers and other participants.

Potential customer industrial sectors include, among others:

*

post-production houses, studios and production companies in the digital media industry;

*

transportation industry;

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

Currently, we have agreements with IMRs and SIs in the U.S.

Marketing Analysis

During the year ended December 31, 2006, we utilized the services of industry specialists in the health care, government, supply chain management and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  We started building our sales team by retaining two sales representatives during the third quarter of 2002.  At March 30, 2007 we had a vice president of sales and one sales representative.

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

Our Products

Currently, we offer three main products on a commercial basis.

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

Supplemental to our ASI product, we offer a Software Development Kit (SDK), for rapidly and simply securing data transport between applications through ASI. The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to ASI through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  Our SDK establishes low-level IP addresses and ports, and implements complex security features automatically.  This provides the application with a complete communication security chain, as the ASI protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

Our Secure Send & Receive (SSR)

Our Secure Send & Receive (SSR) product transforms a user’s desktop or mobile PC into a secure communication facility for uploading sensitive, proprietary information to a shared repository.  The solution also transforms any server into an efficient download manager that simplifies the distribution of proprietary files to authorized users.  Our SSR protects file exchanges against malicious interference, interception by rogue applications and unwanted leaks.

Our Biometric Media Seal (BMS)

Our Biometric Media Seal (BMS) product is designed and developed specifically to prevent hacking, theft and piracy of digital media including films, videos, television programs and music during the production and post-production process.

Our BMS solution enables post-production houses, studios and production companies:

*

to authenticate project workers using fingerprint signatures;

*

to store media files in encrypted form on portable media storage drives

*

to transfer encrypted media files of any size and any format between

Authenticated workers and/or reviewers across the Internet;

*

to track media file activity such as create, rename, modify, transfer and

Delete, transparently and in real-time over the Internet; and

*

to set universal policies which govern security and tracking levels applied on a per project basis.

Competition

There are different competitors for the ASI, SSR and BMS markets.

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

This exchange mechanism has been extended to protect more applications but we believe that its implementation on a large scale for distributed environment proves difficult and costly.  The main suppliers of PKI include Entrust, Baltimore Technology and Verisign.

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

SSR Competition

File transfer protocol (FTP) is freeware available to organizations that don’t require security controls.  Secure FTP provides minimal file protection.  A number of companies compete in the growing secure file transfer market space, including Tumbleweed Communications, Proginet Corporation, Aspera, Inc. and Radiance Technologies.

BMS Competition

To date, the only productized competition we are aware of in the digital media industry is the Aspera solution, which focuses on file transfer speed for large files.  We are not aware of an integrated solution featuring biometric access control and file tracking and logging.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2006	2005

$1,125,285	$1,307,483

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

Employees

As at December 31, 2006, we had nine full-time employees and contractual personnel, including two executive officers, four sales and marketing staff, one product development specialist, and two in administration.  Eight are located in Ottawa, Canada, and one is located in Washington, DC.  In addition, we contract with an independent software development group in Europe, which had twenty individuals deployed to our contract on a full-time basis as at December 31, 2006. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $3,236,392 and negative cash flow from operations of $1,976,022 during the year ended December 31, 2006.  During the year ended December 31, 2005, we incurred a net loss of $4,205,659 and negative cash flow from operations of $3,035,255.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

Our future success depends, to a significant extent, on the continued services of our key personnel.  Our loss of any of these key people most likely would have an adverse effect on our business.  Competition for personnel throughout the industry is intense and we may be unable to retain our current personnel or attract, integrate or retain other highly qualified personnel in the future.  If we do not succeed in retaining our current personnel or in attracting and motivating new personnel, our business could be materially adversely affected.

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

We must commit significant resources to developing new products and services before knowing whether our investments will result in products and services the market will accept.  The success of new products and services depends on several factors, including proper new definition and timely completion, introduction and market acceptance.  There can be no assurance that we will successfully identify new product and service opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services, or that products, services and technologies developed by others will not render our products, services or technologies obsolete or non-competitive.  Our inability to successfully market new products and services may harm our business.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We rely on a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have registered trademarks in the United States, Canada and the European Union, and we have filed one patent application for our technology in each of these jurisdictions.  Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of April 30, 2007, we have outstanding options and warrants to purchase a total of 11,949,635 shares of our common stock, all of which have exercise prices above the recent market price of $0.04 per share (as of April 19, 2007).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 2,315,000 shares remaining for issuance as of April 30, 2007, the second of which had 1,679,698 shares remaining for issuance as of April 30, 2007.  Future options issued under these plans may have further dilutive effects.

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

As of April 30, 2007, we had outstanding 45,720,403 shares of common stock, of which approximately 27,417,763 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

We will have to increase our authorized common shares in order to raise a significant amount of equity capital.

Our authorized common stock is limited to 100,000,000.  We currently have the following issued and reserved for issuance (as at April 30, 2007):

Common stock outstanding	45,720,403
Common stock reserved for stock option plans	7,000,000
Common stock reserved for exercise of warrants	8,944,333
Common stock reserved for conversion of 10% convertible notes	25,833,333
87,498,069

If we do not increase our authorized common shares we will be limited in how much equity capital or convertible debt securities we can issue.  In the event that we do increase our authorized common stock, our existing stockholders may experience dilution and the value of our common stock may decrease.

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

As of April 30, 2007, our current executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 30% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they consider to be, in aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  Due to the size and resources of our company we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report.  We are required to comply with Section 404 effective the fiscal year ending December 31, 2007.  Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404.  We expect to devote substantial time and incur costs during fiscal 2007 and 2008 to implement appropriate controls and procedures to ensure compliance.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

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

Our Ottawa office is leased from a non-affiliated party under a long-term operating lease.  Until April 30, 2007, the lease provided shared access to and use of 5,576 square feet.  Effective May 1, 2007, we reduced the amount of space we occupy in our Ottawa location to 3,526 square feet.  Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

On December 31, 2006, Dr. Andre Maisonneuve retired from the Corporation.  On December 21, 2006, Dr. Maisonneuve commenced legal action against the Corporation at Ontario Superior Court of Justice in Ottawa, Canada, seeking approximately $42,905 in unpaid salary claimed to be owed to him at the date of his retirement, plus costs with respect to collecting the amount due.  We are contesting this action, but have included $42,905 in accrued liabilities in the consolidated financial statements at December 31, 2006.  Additional costs which may become payable in relation to this claim cannot be reasonably estimated at this time; we will record such costs, if any, when they become known to us.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2005
January 1 to March 31	$0.78	$0.39
April 1 to June 30	0.70	0.40
July 1 to September 30	0.60	0.38
October 1 to December 31	0.45	0.18
2006
January 1 to March 31	0.37	0.11
April 1 to June 30	0.30	0.11
July 1 to September 30	0.17	0.08
October 1 to December 31	0.10	0.07
2007
January 1 to March 30	0.12	0.04

On April 19, 2007, the closing price of our common stock was $0.04 per share.

(b)

Holders -- There were approximately 178 holders of record of our common stock as of March 30, 2007, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 30, 2007 was 45,720,402 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I; Item 1:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2006, we issued the following:

*

118,378 shares of our common stock to holders of our 10% senior convertible notes, in settlement of $13,638 in accrued interest on the notes;

*

500,000 shares of our common stock, valued at $47,500, to an accredited investor in consideration for consulting services rendered during the three months ended December 31, 2006, and to be rendered during the three months ended March 31, 2007;

*

1,000,000 shares of our common stock pursuant to the terms of $500,000 in principal amount of our 10% senior convertible notes, which were issued October 5, 2006 to an accredited investor;

*

600,000 shares of our common stock to an accredited investor pursuant to the terms of $150,000 in principal amount of our 10% senior secured convertible notes, which were issued December 21, 2006;

*

412,000 shares of our common stock to an accredited investor, in settlement of financing fees payable with respect to the 10% senior convertible notes and 10% senior secured promissory notes issued during the period;

*

650,000 Series J warrants, in exchange for the cancellation of 520,000 Series E warrants and 1,005,000 stock options on the retirement of one of our directors.

*

500,000 shares of our common stock to the holder of our 10% promissory note, in settlement of a penalty for failing to repay the entire balance of the note plus accrued interest prior to October 11, 2006.

During the period from January 1 to May 15, 2007, we issued the following:

*

659,000 shares of our common stock to the holders of our 10% senior secured convertible notes and our 10% senior convertible notes, in satisfaction of $44,342 of accrued interest on the notes;

*

3,000,000 shares of our common stock to accredited investors in consideration for consulting services to be rendered over a six-month period;

*

1,000,000 shares of our common stock to an accredited investor pursuant to an agreement to provide investor relations services over a six month period;

*

600,000 shares of its common stock to an accredited investor in settlement of $60,000 in fees payable;

*

775,000 shares of its common stock to an accredited investor in settlement of financing fees payable;

*

400,000 shares of its common stock pursuant to the terms of $200,000 in principal amount of our 10% senior secured convertible notes;

*

49,333 shares of its common stock to an accredited investor in settlement of finance fees payable with respect to the 10% senior secured convertible note issued during the period;

*

25,000 shares of our common stock to an accredited investor in consideration for consulting services to be rendered over a one month period commencing March 14, 2007;

*

750,000 shares of our common stock to an accredited investor pursuant to the terms of $250,000 in principal amount of our 10% senior convertible notes.

 The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder ..

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2006 and December 31, 2005. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 7 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2006 Consolidated Financial Statements included with this Annual Report on Form 10-KSB for the year ended December 31, 2006.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 32, 2006 Consolidated Financial Statements>

Revenue recognition:

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

For contracts with multiple elements such as product licenses, product support and services, the Corporation follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Corporation cannot determine the fair value of all of the undelivered elements, revenue is deferred until such time as it can be determined, or until all of the elements are delivered.

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

Research and development expenses:

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our products are determined to be commercially available, we will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial products resulting in a change to amortization expense and impairment charges.

Stock-based compensation:

Effective January 1, 2006, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R) to account for its stock-based payments.  SFAS 123R requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

In adopting SFAS 123R, the Corporation has applied the modified-prospective transition method.  Under this method, the Corporation will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods are not adjusted, and the Corporation continues to provide pro forma disclosure for these periods, as presented below.

For reporting periods ending on or before December 31, 2005, the Corporation applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Corporation elected to apply the intrinsic value-based method of accounting described above for awards granted to employees, and adopted the disclosure requirements of SFAS No. 123.

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Corporation’s pro forma net loss and basic and diluted loss per share for the year ended December 31, 2005 would have been as follows:

Net loss, as reported	$(4,205,659)
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all awards	(1,071,008)
Pro forma net loss	$(5,222,667)

Loss per share:
Basic and diluted – as reported	$(0.13)
Basic and diluted – pro-forma	$(0.17)

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2007.  Our major initiatives through December 31, 2007 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $200,000 on our marketing efforts during the year ending December 31, 2007.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $873,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2007.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2007 are expected to total $1,073,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $50,000 on compensation, training and related activities during the year ending December 31, 2007.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The cost associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2007 will be $1,150,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $850,000 on general and administrative activities during the year ending December 31, 2007.

During the year ending December 31, 2007, provided we are able to obtain adequate funding, we expect to spend a total of $3,123,000, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.50 per share;

*

exercise of Series ‘E’ warrants at an exercise price of $0.33 per share;

*

exercise of Series ‘F’ warrants at an exercise price of $0.50 per share;

*

exercise of Series ‘I’ warrants at an exercise price of $0.03 per share;

*

exercise of Series “J” warrants at an exercise price of $0.15 per share; or

*

funding from potential clientele or future industry partners.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years ended December 31, 2006 and with respect to the consolidated balance sheets as at December 31, 2006 and 2005, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2006	2005
Operations Data
Selling, general and administrative	$ 1,890,887	$ 2,213,403
Research and development	1,125,285	1,307,483
Depreciation of property and equipment	61,897	83,856
Other expenses, net	309,222	600,917
Net loss	$ 3,387,291	$ 4,205,659

	Year Ended December 31
	2006	2005
Cash Cash Flows Data
Net cash used in operating activities	$ (1,976,022)	$ (3,035,255)
Net cash used in investing activities	--	(41,274)
Net cash provided by financing activities	1,912,609	399,747
Net decrease in cash and cash equivalents	$ (63,413)	$ (2,676,782)

Balance Sheet Data
Cash	$ 7,780	$ 71,193
Total current assets	177,082	394,105
Property and equipment (net)	34,971	96,868
Deferred financing costs	169,403	--
Deferred consulting services	--	50,349
Total assets	381,456	541,322
Total current liabilities	1,979,526	835,120
Capital lease obligation	6,550	10,578
Stockholders’ deficiency	$ (2,306,339)	$ (300,345)

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005

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

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2006 we incurred a total of $1,890,887, including $1,533,660 in cash-based expenses and $357,227 in stock-based expenses, as compared to $2,213,403, of which $1,920,742 was cash-based and $292,661 was stock-based expenses, during the year ended December 31, 2005.  There was an overall decrease in selling, general and administrative expenses of $322,516 (15%), comprised of a $387,082 (20%) decrease in the cash-based component of this expense, which was partially offset by a $64,566 (22%) increase in stock-based expenses.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the year ended December 31, 2005, during which we were in the process of scaling back our sales and marketing efforts in response to a delay in the expected release date of one of our products.    During 2006, we made efforts to further reduce costs in these departments through measures such as reducing the number of sales personnel, discontinuing the services of our public relations firm, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

In addition to the reduction in cash-based costs incurred by our sales and marketing departments, cash-based administrative expenses also decreased during the year ended December 31, 2006 as compared with the year ended December 31, 2005, primarily as a result of a reduction in professional fees, which occurred due to lower ongoing reporting costs relating to our private debt and equity placements which took place during the fourth quarter of 2003 and the first quarter of 2004.  We also incurred $26,000 during the year ended December 31, 2005 in relation to our annual general meeting, for which there was no comparable expense during the year ended December 31, 2006.  These reductions were partially offset by increases in cash-based investor relation consultants’ fees and travel costs, due to our efforts to raise additional capital.

Much of our selling, general and administrative expenses are incurred in Canadian dollars.  As such, the decreased costs in these departments were partially offset by the higher average exchange rate between the Canadian dollar and the United States dollar experienced during the year ended 2006, as compared with the year ended December 31, 2005 ($0.882 in 2006; $0.826 in 2005).

The stock-based component of selling, general and administrative expenses for the year ended December 31, 2006 consisted of $221,727 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during August 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; $60,000 in fair value of common stock issued as compensation for investor relations services rendered; $18,750 in fair value of unvested employee stock options earned during the period, reduced by a reversal of the fair value of unvested employee stock options forfeited during the period; $11,500 in fair value of 100,000 common shares issued as compensation for the extension of the repayment period of investor relations fees owing; and $45,000 in fair value of 500,000 common shares issued as a penalty for failing to repay our 10% promissory note within the initial period set out under the terms of the note. The $292,661 in the stock-based component of this expense for the year ended December 31, 2005 consisted of $136,130 in amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during August 2005, of the expiry date of warrants issued during 2003; and $156,531 recognized as the fair value of stock options issued to a consultant during the second quarter of 2005 as compensation for services rendered.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the year ended December 31, 2006, we spent $1,125,285, developing our software applications, which represent a decrease of $182,198 (14%) from the $1,307,483 we incurred during the year ended December 31, 2005.  This decrease is due primarily to a reduction in the size of the Europe-based contract development group from an average of 26 personnel during the year ended December 31, 2005, to an average of 20 personnel during the year ended December 31, 2006.  Additionally, we engaged external consultants to perform technical writing and testing of our products during the year ended December 31, 2005, for which there were no comparable costs during the year ended December 31, 2006.  In an effort to reduce overall expenses, we also incurred lower travel costs relating to meetings with our Europe-based contract development group during the year ended December 31, 2006 as compared with the year ended December 31, 2005.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2006 consisted of interest and financing costs associated with our 10% senior secured convertible notes, our 10% senior convertible notes, our 10% and 12% promissory notes and interest on the capital lease.  During the year ended December 31, 2005, interest and financing costs included interest and financing costs associated with our 4% senior convertible debentures, interest on our 12% promissory notes and interest on the capital lease.  During the year ended December 31, 2006, we incurred $382,817 in interest and financing costs, a decrease of $232,469 (38%) over the $615,286 in interest and financing costs incurred during the year ended December 31, 2005.

Of the $382,817 in interest and financing costs we incurred during the year ended December 31, 2006, $62,729 relates to our 10% senior secured convertible notes, $186,654 relates to our 10% senior convertible notes, $71,247 relates to our 10% promissory notes, $59,983 relates to our 12% promissory notes and $2,204 relates to the capital lease.  The $62,729 in interest and financing costs relating to our 10% senior secured convertible notes is comprised of:  $10,900 of accrued interest charges; $45,992 of accretion of the principal through charges to interest expense; and $5,837 of amortization of deferred financing costs.  The 10% senior secured convertible notes were issued during the year ended December 31, 2006, therefore there is no comparable cost for the year ended December 31, 2005.

The $186,654 in interest and financing costs relating to our 10% senior convertible notes is comprised of:  $38,620 of accrued interest charges; $118,607 of accretion of the principal through charges to interest expenses; and $29,427 of amortization of deferred financing costs.  The 10% senior convertible notes were issued during 2006, therefore there is no comparable cost for the year ended December 31, 2005.

The $71,247 in interest and financing costs relating to our 10% promissory notes is comprised of:  $11,027 of accrued interest charges; $44,956 of accretion of the principal through charges to interest expenses; and $15,264 of amortization of deferred costs.  The 10% promissory notes were issued during 2006, therefore there is no comparible cost for 2005.

Of the $615,286 in interest and financing costs we incurred during 2005, $576,844 related to our 4% senior convertible debentures, which matured on December 31, 2005, resulting in there being no comparable cost during the year ended December 31, 2006.  The remaining $38,442 in interest and financing costs for the year ended December 31, 2005 consisted of $35,556 in interest on our 12% promissory notes payable, and $2,886 related to the capital lease.

Interest on our 12% promissory notes increased by $24,427 (69%), from $35,556 during the year ended December 31, 2005, to $59,983 during the year ended December 31, 2006.  This increase occurred as a result of a net increase of $307,607 in the principal outstanding on the notes during the year ended December 31, 2006, which increased the balance on which interest was charged for 2006 as compared with the year ended December 31, 2005.  There was a decrease of $682 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Gain on extinguishment of debt:  During the year ended December 31, 2006, we recorded $79,303 in net gains on extinguishment of debt.  The terms of our 10% senior secured promissory notes were modified; a gain of $38,097 was recorded on this transaction.  Also during 2006, we exchanged our 10% promissory note for a 10% senior secured convertible note; a gain of $44,956 was recorded on this transaction.  These gains were partially offset by a loss of $3,750 on the issuance of 250,000 common shares of the Corporation, valued at $28,750, in satisfaction of accounts payable totaling $25,000.  There were no comparable transactions during the year ended December 31, 2005.

Depreciation of property and equipment: Depreciation of property and equipment was $61,897 during the year ended December 31, 2006, a decrease of $21,959 (26%), over the $83,856 charged to depreciation expense during the year ended December 31, 2005.  This decrease occurred as a result of there being a lower value on which depreciation was charged during 2006, due to some of our property and equipment becoming fully depreciated during 2005 and 2006, with no offsetting acquisitions during the year.

Net Loss: We incurred a loss of $3,387,291 ($0.09 per share) for the year ended December 31, 2006, compared to a loss of $4,205,659 ($0.13 per share) for the year ended December 31, 2005.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*

license the software applications to a sufficient number of clients;

*

to be cash-flow positive on an ongoing basis;

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Liquidity and Capital Resources

General:  Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999, we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

At December 31, 2006, we had $7,780 in cash and cash equivalents, and at December 31, 2005, we had $71,193 in cash and cash equivalents.  Our cash and cash equivalents decreased during 2006 primarily reflecting our net loss of $3,387,291 and the resulting cash used in operations of $1,976,022.  Our cash and cash equivalents decreased in 2005 primarily reflecting our net loss of $4,205,659 and the resulting cash used in operations of $3,035,255.  In the period from January 1 to March 31, 2007 we raised $59,897 through the issuance of our 12% notes, and $200,000 through the issuance of our 10% senior secured convertible promissory notes.

As discussed elsewhere in this report, our independent registered public accountants have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $1,802,444 and our accumulated a deficit of $24,492,283 as at December 31, 2006; our net loss of $3,387,291 and negative cash flow from operations of $1,976,022 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue.  On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 had been received as of December 31, 2006.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We anticipate additional commercial sales during the second quarter of 2007, however we cannot be assured that this will be the case.  During the year ended December 31, 2006, we hired one new full-time employee and had three full-time employees and two full-time consultants leave the Corporation.  We do not expect to hire any additional personnel during the next six months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  In January and in March 2007, we engaged financial advisers to provide advice to us with respect to capital raising.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2006, our sources of capital included the following, which generated cash for funding operations:

•

the issuance of 10% senior secured convertible notes for cash proceeds of $650,000;

•

the issuance of 10% senior convertible notes for cash proceeds of $750,000;

•

the issuance of 10% promissory notes for cash proceeds of $250,000;

•

the issuance of 12% promissory notes, net of repayments, for cash proceeds of $307,607; and

•

the exercise of 20,000 series H warrants for cash proceeds of $10,000.

In addition, the following stock-based transactions reduced our requirements for cash:

•

the issuance of 800,000 common shares, valued at $107,500, in consideration for consulting services rendered and to be rendered;

•

the issuance of 740,000 common shares, valued at $76,400, in consideration for finance fees;

•

the issuance of 100,000 common shares, valued at $11,500, in consideration for the deferral of payment of fees owing;

•

the issuance of 250,000 common shares, valued at $28,750, in settlement of accounts payable in the amount of $25,000;

•

the issuance of 118,378 common shares, valued at $13,638, in satisfaction of interest payable on our  10% senior convertible notes;

•

the issuance of 500,000 common shares, valued at $45,000, pursuant to the terms of our 10% promissory note, for failure to repay all principal and interest outstanding prior to October 11, 2006.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2006 decreased by approximately 14% as compared to the year ended December 31, 2005, as a result of cash conservation efforts.  Selling, general and administrative expenses for the year ended December 31, 2006 decreased by approximately 15% as compared to the year ended December 31, 2005, due to several factors, including the reduction of our sales and marketing efforts, and as explained more fully under “Results of Operation.”

During the fourth quarter of 2004, and continuing through the latter part of the third quarter of 2005, we scaled back our sales and marketing program, in order to maintain a sustainable level for sales and marketing expenditures leading up to the first commercial release of our products.  We hired one additional full-time employee in our sales department during September, 2005, in anticipation of imminent commercial sales, the first of which took place during September 2005.  During the year ended December 31, 2006, we hired one new full-time employee and had three full-time employees and two full-time consultant leave the Corporation.  Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2007.

Commitments:  We have entered into an operating lease agreement for office space which expires on April 30, 2010.  Future minimum lease payments including operating costs are approximately as follows:

Year	Amount
2007	$ 84,859
2008	67,694
2009	67,694
2010	22,565
$ 242,812

Item7.

Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2006 and 2005

Page

Auditors’ Report to the Board of Directors and Stockholders

36

Consolidated Balance Sheets as at December 31, 2006 and 2005

37

Consolidated Statements of Operations for the years ended

December 31, 2006 and 2005 and for the period from

August 3, 1999 to December 31, 2006

38

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the eight years ended December 31, 2006

39

Consolidated Statements of Cash Flows for the years ended December

31, 2006 and 2005 and for the period from August 3, 1999 to

December 31, 2006

45

Notes to Consolidated Financial Statements

46

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2006 and the period from August 3, 1999 to December 31, 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended and the period from August 3, 1999 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2006, and has incurred a loss for the year, as well as negative cash flow from operating activities in the same period.  The Company has accumulated a deficit and its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for share-based payments.

/s/ KPMG LLP

Chartered Accountants

Ottawa, Canada

March 30, 2007

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2006 and 2005

(In U.S. dollars)

__________________________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

7,780

$

 71,193

Accounts receivable

14,628

75,995

Prepaid expenses

154,674

246,917

__________________________________________________________________________________________________________

177,082

394,105

Property and equipment (note 3)

34,971

96,868

Deferred financing costs (note 4)

169,403

–

Deferred consulting services

–

50,349

__________________________________________________________________________________________________________

$

381,456

$

541,322

__________________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable

$

590,233

$

331,462

Accrued liabilities (note 13)

625,281

178,306

Deferred revenue

155,000

25,000

Promissory notes payable (notes 5 and 13)

603,928

296,321

Current portion of capital lease obligation (note 6)

5,084

4,031

__________________________________________________________________________________________________________

1,979,526

835,120

10% Senior secured convertible notes (note 7)

296,134

–

10% Senior convertible notes (note 8)

410,669

–

Capital lease obligation (note 6)

1,466

6,547

Stockholders’ deficiency:

Common stock ($0.001 par value.  Authorized 100,000,000

   shares; Issued and outstanding 39,212,069 shares in 2006

   and 32,883,691 shares in 2005 (note 9(a))

39,212

32,883

Preferred stock ($0.001 par value.  Authorized 7,000,000

   shares; issued and outstanding Nil shares in 2006

   and 2005)

–

–

Additional paid-in capital

22,326,065

20,951,097

Deficit accumulated during the development stage

(24,643,182)

(21,255,891)

Retained earnings prior to entering development stage

21,304

21,304

Treasury stock (7,000 shares in 2006 and 2005 at cost)

(49,738)

(49,738)

__________________________________________________________________________________________________________

(2,306,339)

(300,345)

Future operations (note 2(a))

Guarantees and commitments (note 14)

Contingent liability (note 15)

Subsequent events (note 20)

__________________________________________________________________________________________________________

$

381,456

$

541,322

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2006 and 2005 and the period from August 3, 1999 to December 31, 2006

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2006

2005

2006

__________________________________________________________________________________________________________

Expenses:

Selling, general and administrative (note 13)

$

1,890,887

$

2,213,403

$

11,374,338

Research and development

1,125,285

1,307,483

8,100,712

Depreciation of property and equipment

61,897

83,856

386,586

Write-off of prepaid services

–

–

496,869

Write-off of deferred consulting services

–

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

–

–

14,750

__________________________________________________________________________________________________________

3,078,069

3,604,742

21,465,129

__________________________________________________________________________________________________________

Loss before the undernoted

(3,078,069)

(3,604,702)

 (21,465,129)

Other income (expenses):

Interest income

413

25,991

61,235

Gain on extinguishment of debt (note 11)

79,303

–

172,810

Interest and financing costs (notes 10 and 13)

(382,817)

(615,286)

(3,354,720)

Other

(6,121)

(11,622)

(57,377)

__________________________________________________________________________________________________________

(309,222)

(600,917)

(3,178,052)

__________________________________________________________________________________________________________

Net loss

$ (3,387,291)

$

(4,205,659)

$ (24,643,182)

_________________________________________________________________________________________________________

Loss per common share – basic

 and diluted (note 12)

$

(0.09)

$

(0.13)

__________________________________________________________________________________________________________

Weighted average number of common shares

 outstanding

35,141,775

31,589,587

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eight years ended December 31, 2006

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

For the eight years ended December 31, 2006

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

For the eight years ended December 31, 2006

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eight years ended December 31, 2006

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	-	(49,738)	2,572,369

Shares issued on conversion of 4% senior subordinated convertible debentures (note 8(a))	1,157,866	1,158	577,774	–	–	–	–	578,932
Shares issued in settlement of 4% senior subordinated convertible debentures at maturity (note 8(a))	485,672	486	242,349	–	–	–	–	242,835
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares (notes 4 and 9(a))	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock options issued to consultants for services rendered (note 9(c))	–	–	211,496	–	–	–	–	211,496
Fair value of modifications to stock purchase warrants previously issued to unrelated parties (note 9(b))	–	–	61,162	–	–	–	–	61,162
Shares issued on the exercise of stock purchase warrants (note 9 (b))	805,000	805	401,695	–	–	–	–	402,500

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eight years ended December 31, 2006

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Net loss and comprehensive loss	–	–	–	–	(4,205,659)	–	–	(4,205,659)
Balances at December 31, 2005	32,883,691	32,883	20,951,097	21,304	(21,255,891)	–	(49,738)	(300,345)

Shares issued in
consideration of consulting
services (note 9(a))	800,000	800	106,700	–	–	–	–	107,500

Fair value of unvested
employee stock options
earned during period
(note 9(c))	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of
unvested employee stock
options recognized in the
current and prior periods,
on forfeiture of the options
(note 9(c))	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the
exercise of stock purchase
warrants (note 9(a))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to
the terms of the 10%
senior secured convertible
notes (note 9(a))	1,600,000	1,600	213,202	–	–	–	–	214,802
Shares issued pursuant to
the terms of the 10% senior
convertible notes (note 9(a))	1,200,000	1,200	188,400	–	–	–	–	189,600
Shares issued pursuant to
the terms of the 10%
promissory note (note 9(a))	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to
the terms of an agreement
to extend the payment
terms of finance fees
payable (note 9(a))	100,000	100	11,400	–	–	–	–	11,500
Intrinsic value of the
beneficial conversion
feature on the 10% senior
secured convertible notes
(note 7)	–	–	465,850	–	–	–	–	465,850

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eight years ended December 31, 2006

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total

Intrinsic value of the
beneficial conversion
feature on the 10% senior
convertible notes
(note 8)	–	–	49,447	–	–	–	–	49,447
Shares issued in satisfaction
of interest payable
(note 9(a))	118,378	119	13,519	–	–	–	–	13,638
Shares issued in satisfaction
of finance fees payable,
which were included in
accrued liabilities
(note 9(a))	250,000	250	28,500	–	–	–	–	28,750
Shares issued in satisfaction
of penalty for non-timely
payment of the 10%
promissory note (notes 5
and 9(a))	500,000	500	44,500	–	–	–	–	45,000
Shares issued in
consideration for finance
fees related to the issuance
of convertible and
promissory notes (note 9(a))	740,000	740	75,720	--	--	--	--	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	$ 39,212	$ 22,326,065	$ 21,304	$ (24,643,182)	$ –	$(49,738)	$(2,306,339)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2005 and the period from August 3, 1999 to December 31, 2006

(In U.S. dollars)

________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2006

2005

2006

__________________________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(3,387,291)

$

(4,205,659)

$

(24,643,181)

Items not involving cash:

Depreciation of property and equipment

61,897

83,856

386,586

Non-cash compensation expense (note 9(d))

300,727

292,661

2,539,574

Non-cash interest expense

380,224

612,400

3,350,717

Non-cash penalties

56,500

–

166,900

Gain on extinguishment of debt

(79,303)

--

(172,810)

Write-off of prepaid services

–

–

496,869

Write-off of deferred consulting services

–

–

1,048,100

Currency translation adjustment on liquidation

   of investment in foreign subsidiary

–

–

(26,212)

Gain on sale of property and equipment

–

–

(7,442)

Write-off of accounts receivable

–

–

16,715

Write-off of due from related party

–

–

12,575

Loss on cash pledged as collateral for operating lease

–

–

21,926

Write-down of property and equipment

–

–

14,750

Change in non-cash operating working

   capital (note 18)

691,224

181,487

2,587,977

__________________________________________________________________________________________________________

Net cash used in operating activities

(1,976,022)

(3,035,255)

(14,206,957)

Cash flows from investing activities:

Additions to property and equipment

–

(41,274)

(526,543)

Proceeds on sale of property and equipment

–

–

176,890

Cash pledged as collateral for operating lease

–

–

(21,926)

__________________________________________________________________________________________________________

Net cash used in investing activities

–

(41,274)

(371,579)

Cash flows from financing activities:

Issuance of promissory notes

586,597

–

3,695,328

Repayment of promissory notes

(28,990)

–

(44,990)

Capital lease repayments

(4,028)

(2,753)

(8,216)

Issuance of 10% senior secured convertible notes (note 7)

650,000

–

650,000

Issuance of 10% senior convertible notes (note 8)

750,000

–

750,000

Debt issuance costs

(50,970)

–

(282,749)

Exercise of stock purchase warrants

10,000

402,500

412,500

Issuance of 4% senior subordinated

  convertible debentures

–

–

2,000,000

Increase in due from related party

–

–

12,575

Issuance of common stock

–

–

8,030,000

Share issuance costs

–

–

(631,624)

Acquisition of common stock

–

–

(49,738)

__________________________________________________________________________________________________________

Net cash provided by financing activities

1,912,609

399,747

14,533,086

Effects of exchange rates on cash and cash equivalents

–

–

18,431

__________________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(63,413)

(2,676,782)

(27,019)

Cash and cash equivalents, beginning of period

71,193

2,747,975

34,799

__________________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

7,780

$

71,193

$

7,780

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $1,802,444, has accumulated a deficit of $24,643,182 as at December 31, 2006, and has incurred a loss of $3,387,291 and negative cash flow from operations of $1,976,022 for the year then ended.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $3.1 million for the year ending December 31, 2007. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(a)

Future operations (continued):

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

Even if successful in obtaining financing in the near term, the Corporation cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term, and it may need to continue to raise capital by issuing additional equity or by obtaining credit facilities.  The Corporation’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products and the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Corporation.

(b)

Principles of consolidation:

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

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(e)

Leases:

Leases are classified as either capital or operating in nature.  Capital leases are those which substantially transfer the benefits and risk of ownership to the Corporation.  Assets acquired under capital leases are depreciated as described in note 1(d).  Obligations recorded under capital leases are reduced by the principal portion of lease payments.  The imputed interest portion of lease payments is charged to expense.

(f)

Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the 10% senior convertible notes and the 10% senior secured convertible notes.  The costs are being amortized over the  term of the notes.

(g)

Prepaid expenses and deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months from the balance sheet date are included in prepaid expenses on the balance sheet. These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, any remaining balance included in prepaid expenses and deferred consulting services will be charged to expense immediately.

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

Years ended December 31, 2006 and 2005

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

For contracts with multiple elements such as product licenses, product support and services, the Corporation follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Corporation cannot determine the fair value of all of the undelivered elements, revenue is deferred until such time as it can be determined, or until all of the elements are delivered.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(l)

New accounting policy - stock-based compensation:

Effective January 1, 2006, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R) to account for its stock-based payments.  SFAS 123R requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

In adopting SFAS 123R, the Corporation has applied the modified-prospective transition method.  Under this method, the Corporation will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods are not adjusted, and the Corporation continues to provide pro forma disclosure for these periods, as presented below.

For reporting periods ending on or before December 31, 2005, the Corporation applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  These provisions are required to be applied to stock compensation granted to non-employees.  As allowed by SFAS No. 123, the Corporation elected to apply the intrinsic value-based method of accounting described above for awards granted to employees, and adopted the disclosure requirements of SFAS No. 123.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(l) New accounting policy - stock-based compensation (continued):

Had compensation costs in respect of options granted to employees been determined using the fair value based method at the grant date, the Corporation’s pro forma net loss and basic and diluted loss per share for the year ended December 31, 2005 would have been as follows:

Net loss, as reported	$(4,205,659)
Deduct total stock-based employee compensation expense
determined under the fair value-based method for all awards	(1,071,008)
Pro forma net loss	$(5,222,667)

Loss per share:
Basic and diluted – as reported	$(0.13)
Basic and diluted – pro-forma	$(0.17)

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(o)

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

•

Recognition of deferred income tax for the temporary difference should be reported as an adjustment to additional paid-in capital;

The foregoing consensus is effective for reporting periods commencing after December 15, 2005, and is required to be applied retrospectively to all debt instruments containing beneficial conversion features that are subject to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments,” and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements.  In situations in which establishment of this deferred tax liability requires the reduction of a valuation allowance on existing deferred tax assets, such reduction should also be allocated to additional paid-in capital.

The adoption of this new accounting policy has had no impact on the Corporation’s consolidated financial statements, as the reduction of the valuation allowance offsets the recognition of the deferred tax liability.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

3.

Property and equipment:

			2006
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 116,336	$ 21,142
Furniture and equipment	66,319	57,104	9,215
Leasehold improvements	13,006	13,006	--
Equipment under capital lease	14,766	10,152	4,614
	$ 231,569	$ 196,598	$ 34,971

			2005
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 82,760	$ 54,718
Furniture and equipment	66,319	35,563	30,756
Leasehold improvements	13,006	9,918	3,088
Equipment under capital lease	14,766	6,460	8,306
	$ 231,569	$ 134,701	$ 96,868

During the year ended December 31, 2006, property and equipment were acquired at an aggregate   cost of $nil (2005 - $41,274), of which $nil (2005 - $41,274) was acquired through cash purchases.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

4.

Deferred financing costs:

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	2006	2005
Balance beginning of year	$ --	$ 281,224
Additions
Fees paid or payable in cash	143,470	--
Fair value of fees paid through the issuance of 740,000
common shares of the Corporation	76,460	--
	219,930	--
Amortization
Amortization of fees payable in cash	(35,501)	(19,329)
Amortization of fees paid in common stock of the	(15,026)	(97,915)
Corporation
	(50,527)	(117,244)
Financing costs transferred to additional paid in capital
on conversion of $555,000 in principal value of the 4%
Senior subordinated convertible debentures into
common shares of the Corporation	--	(163,980)
Balance end of year	$ 169,403	$ --

During the year ended December 31, 2006, the Corporation issued a total of $650,000 in principal amount of 10% senior secured convertible notes (note 7), $750,000 in principal amount of 10% senior convertible notes (note 8), and $250,000 in principal amount of 10% promissory notes (note 5).  In connection with the placement of these notes, the Corporation incurred costs totaling $219,930, of which $143,470 was paid or payable in cash and $76,460 was paid through the issuance of 740,000 common shares of the Corporation.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

5.

Promissory notes payable:

	2006	2005

Promissory notes payable, bearing interest at 12%
due on demand, unsecured:
Principal balance, beginning of year	$ 296,321	$ 296,321
Additional notes issued during year	336,597	--
Notes repaid during year	(28,990)	--
Principal balance, end of year	603,928	296,321

Promissory notes payable, bearing interest at 10%, due
July 13, 2007; unsecured:
Note issued during year	250,000	--
Principal converted to 10% senior secured convertible
note (note 7)	(250,000)	--
Principal balance, end of year	--	--

Promissory notes payable end of year	$ 603,928	$ 296,321

On July 13, 2006, in conjunction with the modification of the 10% senior secured promissory notes (note 7), the Corporation issued $250,000 in principal amount of its 10% promissory notes.  The note had a maturity date of July 13, 2007, and was unsecured.  Under the terms of the note, the Corporation could pre-pay all or any portion of the balance outstanding on the note without penalty or bonus; interest was payable at maturity.  A condition of the 10% promissory note was that in the event the note was not repaid on or before October 11, 2006 from the proceeds of a pre-identified $500,000 financing, the Corporation would be required to issue 500,000 common shares to the holder of the note as a penalty.  The Corporation did not meet this condition, and as a result, 500,000 common shares, valued at $45,000 were issued to the holder on October 11, 2006.  This penalty has been included in selling, general and administrative expenses for the year ended December 31, 2006.

The holder of the note was granted 1,000,000 common shares of the Corporation upon issuance of the note.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $150,000, representing the relative fair value of the shares at the issuance date, was allocated to the common shares.  The 10% promissory note was being accreted to its face value on the effective interest method, through periodic charges to interest expense over the term of the note.

During the period from July 13 to December 21, 2006, the Corporation accreted the note payable through charges to interest expense totaling $44,956.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

5.

Promissory notes payable (continued):

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Note proceeds	$ 250,000
Allocated to common stock and additional paid-in
capital for market value of stock issued to the holder
of the note:
Allocated to common stock	(1,000)
Allocated to additional paid-in capital	(149,000)
(150,000)

Proceeds allocated to 10% promissory note upon issuance	$ 100,000

The 10% promissory note was amended and replaced by a 10% senior secured convertible note (note 7) on December 21, 2006.  The new note is “substantially different” from the original note, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Corporation has accounted for the modification as an extinguishment of the original debt, which resulted in a gain of $44,956 on the extinguishment (note 11).

The following table sets forth the changes in the financial statement presentation of the balance allocated to the 10% promissory note at December 31, 2006:

Proceeds allocated to 10% promissory note upon issuance	$ 100,000
Accretion of the 10% promissory note as a charge to
interest and financing costs during the period from
July 13 to December 21, 2006	44,956
Reduction of the 10% promissory note through gain on
extinguishment of debt (note 11) at date of modification	(44,956)
Reduction of the 10% promissory note through transfer to
10% senior secured convertible notes (note 7) at date of
modification	(100,000)
Proceeds allocated to 10% promissory note December 31, 2006	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

6.

Capital lease obligation:

Future minimum payments remaining under a capital lease obligation relating to office equipment acquired during 2004 are approximately as follows:

	2006	2005
Year ended December 31:
2006	$ --	$ 6,215
2007	6,216	6,215
2008	1,554	1,554
Total minimum lease payments	7,770	13,984
Less amount representing interest, at 23.9%	(1,220)	(3,406)
Present value of minimum lease payments	6,550	10,578
Current portion of capital lease obligation	5,084	4,031
	$ 1,466	$ 6,547

7.

10% Senior secured convertible notes:

On June 1, 2006, the Corporation issued a total of $500,000 of its 10% senior secured convertible notes.  The notes were secured by a first position lien on all of the assets of the Corporation and had a maturity date of June 1, 2007.  Under the terms of the notes, the holders were permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.10 of debt and accrued interest converted; the Corporation had the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest was payable quarterly, in arrears.  Additionally, the holders could demand repayment of 50% of the principal of the note, at such time as the Corporation completed an equity financing of $500,000 or more.

Holders of the notes were also granted 1,000,000 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $170,000, representing the relative fair value of the shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $330,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

10% Senior secured convertible notes (continued):

On December 21, 2006, the Corporation issued $150,000 of its 10% senior secured convertible notes.  The notes are secured by a first position lien on all of the assets of the Corporation, and have a maturity date of July 1, 2008.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.10 of debt and accrued interest converted; the Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest is payable quarterly, in arrears.

Holders of the notes were also granted 600,000 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $44,802, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

At the date of issuance, the conversion feature of the notes was not “in-the-money”, and accordingly, none of the principal balance was allocated to additional paid-in capital.

The following table sets forth the financial statement presentation of the 10% senior secured convertible note proceeds on issuance:

Note proceeds	$ 650,000
Allocated to common stock and additional paid-in
capital for market value of stock issued to the holders
of the notes:
Allocated to common stock	(1,600)
Allocated to additional paid-in capital	(213,202)
(214,802)
Allocated to additional paid-in capital for the intrinsic value
of the beneficial conversion feature	(330,000)

Proceeds allocated to 10% senior secured convertible
notes upon issuance	$ 105,198

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

10% Senior secured convertible notes (continued):

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 5), $500,000 of the 10% senior secured convertible notes were amended and restated as follows:  the first position lien on all of the assets of the Corporation was removed; the date of maturity was extended by one year to June 1, 2008; the Corporation was given the option of paying the quarterly interest either in cash or in common shares of the Corporation; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Corporation of at least $500,000 was removed.  These amendments collectively resulted in the new notes being “substantially different” from the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly the Corporation accounted for the modification as an extinguishment of the original debt, which resulted in a gain on the extinguishment of $38,097; the accounting values relating to the modified 10% senior secured convertible notes were reclassified to 10% convertible notes at the date of modification.

On December 21, 2006, the 10% promissory note (note 5) was amended and replaced by a 10% senior secured convertible note.  Accordingly, the modified 10% promissory note has been reclassified as a 10% senior secured convertible note as of the date of the modification.

Also on December 21, 2006, in conjunction with the modification of the 10% promissory note (note 5), $500,000 in principal amount of the 10% senior convertible notes (note 8) were amended and replaced by 10% senior secured convertible notes.  Accordingly, the modified 10% senior convertible notes have been reclassified as 10% senior secured convertible notes as of the date of the modification.

The 10% senior secured convertible notes are being accreted to their face value on an effective yield basis, through periodic charges to interest expense over the term of the notes.

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior secured convertible notes at December 31, 2006:

Proceeds allocated to 10% senior secured convertible
notes upon issuance	$ 105,198
Accretion of the 10% senior secured convertible notes as
a charge to interest and financing costs during the period	45,992
Addition to 10% senior secured convertible notes as a result
of the modification of the 10% promissory note (note 5)	100,000
Addition to 10% senior secured convertible notes as a result of the modification of $500,000 in principal amount of
10% senior convertible notes (note 8)	83,041
Reduction of the 10% senior secured convertible notes
through gain on extinguishment of debt at date of modification	(38,097)
Balance December 31, 2006	$ 296,134

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

8.

10% Senior convertible notes:

On various dates between June 30 and December 21, 2006, the Corporation issued an aggregate of $750,000 of its 10% senior convertible notes.  $250,000 of the notes mature on July 1, 2008; $500,000 mature on October 1, 2008.  The notes are unsecured.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.10 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Corporation’s option, be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Corporation’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted an aggregate of 1,200,000 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $189,600, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

At the date of issuance, the conversion feature relating to $600,000 in principal amount of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $185,297.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

The 10% senior convertible notes are being accreted to their face value on the effective interest method, through periodic charges to interest expense over the term of the notes.

On December 21, 2006, in conjunction with the modification of the 10% promissory note (note 5), $500,000 in principal amount of the 10% senior convertible notes were amended and restated as follows:  a general security agreement, covering all the assets of the Corporation, was registered in favor of the holders.  This amendment did not result in the new notes being “substantially different” from the original notes, as that term is defined in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the modified notes have been reclassified as 10% senior secured convertible notes as of the date of the modification; no gain or loss has been recorded on the transaction.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

8.

10% Senior convertible notes (continued):

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the subsequent changes to the principal balance presented in the financial statements:

Note proceeds	$ 750,000
Allocated to common stock and additional paid-in
capital for market value of stock issued to the holders
of the notes:
Allocated to common stock	(1,200)
Allocated to additional paid-in capital	(188,400)
(189,600)
Allocated to additional paid-in capital for the intrinsic value
of the beneficial conversion feature	(185,297)

Proceeds allocated to 10% senior convertible notes
upon issuance	375,103
Accretion of the 10% senior convertible notes as a charge
to interest and financing costs during the period	118,607
Reduction of the 10% senior convertible notes through
transfer to 10% senior secured convertible notes
(note 7) at date of modification	(83,041)
Balance allocated to the 10% senior convertible notes,
December 31, 2006	$ 410,669

9.

Stockholders’ equity:

(a)

Common stock transactions:

During the year ended December 31, 2006, the Corporation issued a total of 800,000 shares of its common stock, valued at $107,500 in consideration for consulting services rendered and to be rendered.  In relation to these transactions, an expense of $83,750 has been included in selling, general and administrative expenses for the year ended December 31, 2006.  The remaining $23,750 has been included in prepaid expenses, and will be expensed over the remaining three months of the contract term.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(a)

Common stock transactions (continued):

During the year ended December 31, 2006, the Corporation issued 20,000 shares of its common stock in connection with the exercise of 20,000 Series H stock purchase warrants for cash proceeds of $10,000.

In connection with the issuance of the Corporation’s 10% senior secured convertible notes on June 1 and December 21, 2006 (note 7), the Corporation issued a total of 1,600,000 shares of its common stock, valued at $214,802, to the holders of the notes.

In connection with the issuance of the Corporation’s 10% senior convertible notes on various dates between June 30 and October 5, 2006 (note 8), the Corporation issued a total of 1,200,000 shares of its common stock, valued at $189,600, to the holders of the notes.

In connection with the issuance of the Corporation’s 10% promissory note on July 13, 2006 (notes 5 and 7), the Corporation issued 1,000,000 shares of its common stock, valued at $150,000 to the holder of the note.  In accordance with the terms of the note, a further 500,000 shares of the Corporation’s common stock, valued at $45,000, were issued to the holder of the note on October 11, 2006, as a penalty for failing to repay the full value of the note, plus accrued interest thereon, prior to that date.

During the year ended December 31, 2006, the Corporation issued 740,000 shares of its common stock, valued at $76,460, in consideration for finance fees relating to the issuance of the Corporation’s 10% senior secured convertible notes, 10% senior convertible notes and 10% promissory notes.

During the year ended December 31, 2006, the Corporation issued 100,000 shares of its common stock, valued at $11,500, in exchange for the deferral of payment of finance fees owing, which are included in accrued liabilities.

During the year ended December 31, 2006, the Corporation issued 250,000 shares of its common stock, valued at $28,750, in settlement of finance fees payable in the amount of $25,000 (note 11).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued:

(a)

Common stock transactions (continued):

During the year ended December 31, 2006, the Corporation issued 118,378 shares of its common stock in settlement of $13,637 in accrued interest on the 10% senior convertible notes.

During the year ended December 31, 2005, the Corporation issued 1,157,866 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in connection with the conversion of $578,932 of debenture principal and accrued interest.

On December 31, 2005, the Corporation issued 485,672 shares of its common stock to holders of its 4% senior subordinated convertible debentures, in settlement of $225,000 in principal, plus $17,835 in accrued interest on maturity of the debentures.

During the year ended December 31, 2005, the Corporation issued 805,000 shares of its common stock in connection with the exercise of 805,000 stock purchase warrants for cash proceeds of $402,500.

(b)

Transactions involving stock purchase warrants:

On April 20, 2006, holders of the Series H warrants exercised 20,000 warrants, and purchased 20,000 shares of the Corporation’s common stock for cash proceeds of $10,000.

Effective June 1, 2006, the exercise price of the Corporation’s Series I warrants was adjusted from $0.90 to $0.10, in accordance with the terms of the warrant agreements, which call for the conversion rate to be adjusted at such time as the Corporation issues debt or equity instruments having a conversion rate lower than $0.90.  On June 1, 2006, the Corporation issued senior secured convertible notes (note 7), which have a conversion rate of $0.10.

On December 31, 2006, in connection with the resignation of one of the Corporation’s directors, 520,000 Series E warrants and 1,005,000 stock options (note 9(c)) were surrendered in exchange for the issuance of 650,000 Series J warrants.  The Series J warrants entitle the holder to purchase a total of 650,000 common shares of the Corporation at an exercise price of $0.15 per share, are exercisable at any time, and expire on June 30, 2008.  At the date of issuance, the fair value of the Series J warrants was $18,307, which was lower than the aggregate fair value of the Series E warrants and the stock options surrendered ($9,314 and $17,688, respectively).  Accordingly, the Corporation did not record an expense in relation to this transaction.  The fair value of the Series J and Series E warrants, and the stock options, were calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility ranging from 136% to 143%; and an expected life ranging from 1.3 to 1.5 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

On December 31, 2006, 400,000 Series G warrants and 2,652,500 Series H warrants expired.

On August 31, 2005, the 400,000 Series G warrants were amended to extend the expiry date from September 3, 2005 to December 31, 2006, as consideration for consulting services to be rendered during the period for which the extension was granted.  $15,292, representing the fair value of the extension granted in exchange for services rendered to December 31, 2005, was included in selling, general and administrative expenses for the year then ended; $45,870, representing the fair value of the extension granted in exchange for services to be rendered during the next twelve months, was included in prepaid expenses at December 31, 2006, and has been included in selling, general and administrative expenses for the year ended December 31, 2006.  The fair value of the extension was calculated using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.71%; expected volatility of 94%; and an expected life of 1.33 years.

On November 7, 2005, holders of the Series H warrants exercised a total of 55,000 warrants, and purchased 55,000 shares of the Corporation’s common stock for cash proceeds of $27,500.

On November 8, 2005, holders of the Series F warrants exercised a total of 750,000 warrants, and purchased 750,000 shares of the Corporation’s common stock for cash proceeds of $375,000.

Following is a summary of stock purchase warrants outstanding at December 31, 2006 and 2005:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2006	2005

Series E	$0.33	December, 2007	1,635,000	2,155,000
Series F	0.50	May, 2007	3,146,000	3,146,000
Series G	0.75	December, 2006	--	400,000
Series H	0.50	December, 2006	--	2,672,500
Series I	0.10	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	650,000	--
			8,944,833	11,886,833

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the related terms, are determined at the discretion of the board of directors.  As of December 31, 2006, there were a total of 3,447,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.67, and expiry dates ranging from May 7, 2008 to January 1, 2011.  3,272,302 of these options vested immediately upon issuance; 25,000 vested on November 14, 2006; and 150,000 vest on dates ranging from January 1, 2007 to November 14, 2008.  3,552,698 options remained available for grant under these plans as of December 31, 2006.

During the year ended December 31, 2006, the Corporation granted 100,000 stock options to an employee as an incentive to enter into full-time employment with the Corporation.  The options vest on various dates between January 1, 2007 and January 1, 2009; have an exercise price of $0.67; and an expiry date for unexercised options of January 12, 2001, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of these options at date of grant was $19,556, determined using the following assumptions:  expected dividend yield 0%; risk-free interest rate of 4.39%; expected volatility of 158%; an expected life of 5 years; and an expected forfeiture rate of 1.5%.

In accordance with the Corporation’s accounting policy in respect of stock options granted to employees (note 2(f)), the Corporation has included $6,618, representing the fair value of the options earned during the year ended December 31, 2006, in selling general and administrative expenses for the year then ended.  The related employment agreement was terminated effective March 30, 2007, at which time 66,667 of the 100,000 options originally granted to this employee remained unvested.  Accordingly, there will be no further expense recognized in relation to these options.

During the year ended December 31, 2006, the Corporation also included in expenses the following amounts related to options granted to employees during 2005, which were unvested as at December 31, 2005:  $14,391 was included in selling, general and administrative expense; and $9,939 was included in research and development expense.  $6,653, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the remaining service period, which ends on November 14, 2008.  During the year ended December 31, 2006, 250,000 of the options granted to employees during 2005, which were unvested as at December 31, 2005, were forfeited as a result of the termination of the related employment agreements.  In order to reflect these forfeitures, the fair value of the unvested options recognized during the year was reversed, as follows:  $2,259 previously recognized as selling, general and administrative expense was reversed; and $9,939 previously recognized as research and development expense was reversed.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

On December 31, 2006, in connection with the resignation of one of the Corporation’s directors,  1,005,000 stock options and  520,000 Series E warrants were surrendered in exchange for the issuance of 650,000 Series J warrants (note 9(b)).

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

The remaining 250,000 options granted to a consultant during 2005 vested immediately upon issuance, and gave the holder the right to purchase a total of 250,000 common shares at an exercise price of $0.67.  The expiry date for unexercised options is June 30, 2010, with provision for early forfeiture in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  In connection with these options, an expense of $156,531, representing the fair value of the options at their grant date, was included in selling, general and administrative expenses for the year ended December 31, 2005.  The fair value was calculated using the Black Scholes option pricing model, with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life of 5.02 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

There were 350,000 options granted to employees on March 8, 2005, which included the following provisions:  all of the options vested immediately upon issuance; 250,000 have an exercise price of $0.90; 100,000 have an exercise price of $0.50; the expiry dates for unexercised options range from March 31, 2009 to December 31, 2009, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of these options at date of grant was $161,585, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 170%; and an average expected life of 4.29 years.  25,000 of these options were forfeited during the year ended December 31, 2005 as a result of the termination of the related employment agreement.

300,000 options, of which 150,000 vested immediately upon issuance and 150,000 were to vest upon the achievement of predefined goals, were granted to an employee on April 22, 2005.  All of these options had an exercise price of $0.50 and an expiry date for unexercised options of April 22, 2010, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of the vested and unvested options at date of grant was $134,530, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.97%; expected volatility of 162%; and an average expected life of 5 years.

The Corporation granted 400,000 options to employees on June 22, 2005, and a further 900,000 on June 30, 2005.  All of these options vested immediately upon issuance, had an exercise price of $0.67, and an expiry date of June 30, 2010 for unexercised options, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date.  The fair value of these options at their grant dates was $726,660, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.76%; expected volatility of 161%; and an average expected life ranging from 5 to 5.02 years.

400,000 options, of which 225,000 vested immediately upon issuance and 175,000 had various vesting dates during the period from November 1, 2006 to November 14, 2008, were granted to employees on November 18, 2005.   All of these options had an exercise price of $0.67; expiry dates for unexercised options range from November 1 to December 31, 2010, with provision for early forfeiture in the event the holder ceases to be employed by the Corporation prior to the stated expiry date. The fair value of the vested and unvested options at date of grant was $100,183, determined using the Black Scholes option pricing model, with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 4.45%; expected volatility of 158%; and an average expected life of 5 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

In accordance with the Corporation’s accounting policy in respect of stock options granted to employees prior to January 1, 2006 (note 2(l)), there was no compensation expense recorded in connection with the 2,350,000 options granted to employees during the year ended December 31, 2005, as the market value of the underlying stock at the grant dates did not exceed their exercise price.

During the year ended December 31, 2005, 1,310,000 of the 3,912,302 stock options granted to non-employees during 2003 were forfeited as a result of the termination of the related consulting agreements.

A summary of stock options outstanding at December 31, 2006 and 2005 is as follows; the 2005 comparative figures have been restated to correct an error in an exercise price previously reported:

	2006		2005
		Weighted		Weighted
		average		average
		Exercise		Exercise
	# of Options	price	# of Options	price
				(restated)
Options outstanding, beginning of year	5,252,302	$ 0.50	3,912,302	$ 0.33
Granted	100,000	0.67	2,750,000	0.68
Expired	1,655,000	0.51	1,410,000	0.37
Forfeited	250,000	0.57	--	--
Options outstanding, end of year	3,447,302	$ 0.50	5,252,302	$ 0.50

Options exercisable, end of year	3,297,302	$ 0.49	4,927,302	$ 0.50

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/06	contractual life	price	at 12/31/06	price
$ 0.33	1,597,302	2.4 years	$ 0.33	1,597,302	$ 0.33
0.50	225,000	3.7 years	0.50	225,000	0.50
0.67	1,625,000	3.6 years	0.67	1,325,000	0.67

	3,447,302	3.1 years	$ 0.50	3,297,302	$ 0.49

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2006 and 2005:

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ equity (continued):

(d)

Summary of stock-based compensation (continued):

	2006	2005
Selling, general and administrative expenses:
Relating to the amortization of prepaid consulting fees
recorded in 2003 and 2005 on the issuance of warrants and
on the extension of the expiry date of previously-issued
warrants, respectively, in exchange for services to be
rendered	$ 166,708	$ 136,130
Relating to the amortization of prepaid consulting fees
recorded in 2006 on the issuance of common stock as fees
for services to be rendered during 2006 and 2007	23,750	--
Relating to the issuance of common stock as compensation
for services rendered	60,000	--
Fair value of consulting services rendered during the period from October 1 to December 31, 2006, which were settled
through the issuance of 1,000,000 shares of the
Corporation’s common stock on January 16, 2007	31,519	--
Fair value of unvested employee stock options earned during
the year (note 9(c))	21,009	--
Reversal of fair value of unvested employee stock options
recognized during the year, in respect of unvested options
forfeited during the year (note 9(c))	(2,259)	--
Fair value of stock options issued to consultants during the
year	--	156,531
Total stock-based compensation included in selling, general
and administrative expenses	300,727	292,661

Research and development:
Fair value of unvested employee stock options earned
during the year (note 9(c))	9,939	--
Reversal of fair value of unvested employee stock options
recognized during the year, in respect of unvested options
forfeited during the year (note 9(c))	(9,939)	--
Total stock-based compensation included in research and
development expenses	--	--

Total stock-based compensation included in expenses	$ 300,727	$ 292,661

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

10.

Interest and financing costs:

The following table sets forth the charges to interest and financing costs during the years ended December 31, 2006 and 2005:

	2006	2005
Interest and financing costs relating to the 10% senior secured convertible notes:
Accrued interest	$ 10,900	$ --
Accretion of the notes payable (note 7)	45,992	--
Amortization of deferred financing costs (note 4)	5,837	--
	62,729	--
Interest and financing costs relating to the 10% senior convertible
Notes:
Accrued interest	38,620	--
Accretion of the notes payable (note 7)	118,607	--
Amortization of deferred financing costs (note 3)	29,427	--
	186,654	--
Interest and financing costs relating to the 10% promissory notes:
Accrued interest	11,027	--
Accretion of the notes payable (note 7)	44,956	--
Amortization of deferred financing costs (note 3)	15,264	--
	71,247	--
Interest and financing costs relating to the 4% senior convertible debentures:
Accrued interest	--	11,673
Accretion of the debentures payable	--	447,927
Amortization of deferred financing costs	--	117,244
	--	576,844
Accrued interest on the12% promissory notes	59,983	35,556
Interest portion of capital lease payments	2,204	2,886

Total interest and financing costs	$ 382,817	$ 615,286

11.

Gain on extinguishment of debt:

	2006	2005
Gain on extinguishment of 10% promissory note (note 5)	$ 44,956	$ --
Gain on extinguishment of 10% senior secured convertible
notes (note 7)	38,097	--
Loss on issuance of 250,000 common shares, valued at
$28,750, in satisfaction of accounts payable totaling
$25,000 (note 9(a))	(3,750)	--
	$ 79,303	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

12.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2006 and 2005, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

	2006	2005

Stock options	3,447,302	5,252,302
Series E stock purchase warrants	1,635,000	2,155,000
Series F stock purchase warrants	3,146,000	3,146,000
Series G stock purchase warrants	--	400,000
Series H stock purchase warrants	--	2,672,500
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	--
	12,391,635	17,139,135

13.

Related party transactions:

Included in accrued liabilities is $128,715 (December 31, 2005: $nil) in accrued salaries payable to the directors and a former director of the Corporation.

Included in 12% promissory notes payable (note 5) is $7,902 payable to a company controlled by a director of the Corporation, and $18,438 payable to a director.  $221 in accrued interest charges relating to these notes is included in accrued liabilities and interest and finance costs.

As discussed in note 14(b), the Corporation also entered into an agreement to sublease excess office space to a related company.

14.

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

Years ended December 31, 2006 and 2005

(In U.S. dollars)

14.

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

b)

Commitment

During April, 2004, the Corporation entered into a lease agreement for office space. In July 2005, and in April 2007, the lease period was extended for periods of one and three years, respectively.   Minimum annual rent, including operating costs, payable under this contract is approximately as follows:

2007	$ 84,900
2008	67,700
2009	67,700
2010	22,600
Total	$ 242,900

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

14.

Guarantees and Commitments (continued):

b)

Commitment (continued)

Effective July 1, 2004, the Corporation also entered into an agreement to sublease excess office space to a related company.  The companies are related by virtue of an officer and director of the Corporation being also an officer and director of the other company.  Included in accounts receivable is $nil (2005 - $5,508) in rent receivable pursuant to this sublease agreement.  The transaction has been recorded at the exchange amount.  Rental expense for the year ended December 31, 2005, which is included in selling, general and administrative expenses, has been reduced by sublease income of $31,808 (2005 – $29,709).  The anticipated remaining sublease income is approximately as follows:  2007 - $10,297.

Rent expense incurred under the operating lease for the year ended December 31, 2005, net of sublease income, was $118,647 (2005 - $113,882).

15.  Contingent liability:

On December 21, 2006, a former director of the Corporation commenced legal action against the Corporation with respect to approximately $42,905 in unpaid salary owing to the former director at the date of his retirement, plus costs with respect to collecting the amount due.  The Corporation is contesting this action; however a liability for unpaid salary in the amount of $42,905 has been included in accrued liabilities at December 31, 2006.  As of the date of the financial statements, additional costs which may become payable in relation to this claim cannot be reasonably estimated; as such, no provision has been made in the accounts for any such additional costs.

16.  Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and promissory notes payable approximates fair value due to the short term to maturity of these instruments.  The 10% senior secured convertible notes, and the 10% convertible notes, have been recorded at their relative fair value at the date of issuance.  As such, the carrying value of these notes approximates fair value.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

17.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$ 5,041,000	$ 3,991,000
Capital loss carryforwards	1,050,000	1,050,000
Financing fees	--	4,000
Total gross deferred tax asset	6,091,000	5,045,000

Valuation allowance	(6,091,000)	(5,045,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2005 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2004 - 34%) to the net loss as a result of the following:

	2006	2005
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,151,679)	$ (1,429,924)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	1,046,000	1,141,000
Compensation expense	63,000	99,500
Interest and financing costs	71,000	184,500
Gain on extinguishment of debt	(27,000)	--
Other	(1,321)	4,924

	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

17.

Income taxes (continued):

The Corporation has net operating losses of $14,829,000 (2005 - $11,741,000) which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
$ 14,829,000

18.

Change in non-cash operating working capital:

	2006	2005

Accounts receivable	$ 61,367	$ (33,477)
Prepaid expenses	(366)	40,403
Accounts payable	258,771	176,840
Accrued liabilities	241,452	(27,279)
Deferred revenue	130,000	25,000
	$ 691,224	$ 181,847

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

19.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2006, nor during the year ended December 31, 2005.  Interest paid in cash during the years ended December 31, 2006 and December 31, 2005 were $2,593 and $2,886, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2006	2005

Debt issuance costs	$ 178,960	$ --
Issuance of 250,000 shares of the Corporation’s common
stock, valued at $28,750, in satisfaction of accounts payable
in the amount of $25,000	28,750	--
Issuance of 118,378 shares of the Corporation’s common
stock in settlement of $13,638 in accrued interest on the
10% senior convertible notes	13,638	--
Conversion of 4% senior subordinated convertible debentures
and accrued interest, net of deferred financing costs
of $163,980 (2004 - $721,097) (notes 4 and 6)	--	414,952
Granting of 650,000 series J warrants in exchange for the
surrender of 520,000 series E warrants and 1,005,000
stock options, in connection with the resignation of one of
the Corporation’s directors	--	242,835
Total	$ 221,348	$ 657,787

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

20.

Subsequent events:

On January 1, 5 and 11, 2007, the Corporation issued an aggregate of 659,001 shares of its common stock to the holders of the 10% senior secured convertible notes and the 10% senior secured notes, in satisfaction of $44,342 of accrued interest on the notes.

On January 12, 2007, the Corporation issued an aggregate of 3,000,000 shares of its common stock pursuant to the terms of two contracts with unrelated parties to provide investor relations services to the Corporation for a period of six months, commencing January 17, 2007.

On January 16, 2007, the Corporation issued 1,000,000 shares of its common stock pursuant to the terms of a contract with an unrelated party to provide investor relations services for the period from October 1, 2006 to January 16, 2007.  $31,519, representing the fair of the stock relating to services provided under this contract to December 31, 2006, was included in accrued liabilities and selling, general and administrative expenses at December 31, 2006.

Also on January 16, 2007, the Corporation issued 600,000 shares of its common stock to an unrelated party in settlement of $60,000 in fees payable, which was included in accrued liabilities at December 31, 2006.

On January 16, 2007, the Corporation issued 775,000 shares of its common stock in settlement of $77,500 in fees relating to the placement of the Corporation’s 10% senior secured convertible notes and 10% senior convertible notes.  $67,500 in fees settled was included in accrued liabilities at December 31, 2006; $10,000 was incurred subsequent to December 31, 2007.

On various dates during the period from January 23 to February 23, 2007, the Corporation received an aggregate of $59,897 from the issuance of its 12% promissory notes to unrelated parties.

On March 9, 2007, the Corporation amended the terms of its 10% senior secured convertible notes, as follows:  the rate at which the holder is entitled to convert principal and interest outstanding on the notes was changed from one common share for every $0.10 of debt converted, to one common share for every $0.06 of debt converted.

As a result of the amendment to the Corporation’s 10% senior secured convertible notes on March 9, 2007, the exercise price of the Series I warrants was also adjusted from $0.10 to $0.06 effective February 9, 2007.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

20.

Subsequent events (continued:

Also on March 9, 2007, the Corporation received $200,000 in cash proceeds from the issuance of its 10% senior secured convertible notes.  The notes mature on June 1, 2008, and are secured by a general assignment of all assets of the Corporation.  Under the terms of the note, the holder is permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ration of one common share for each $0.06 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Corporation’s option, be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Corporation’s common stock is traded, for the ten days prior to the date the interest is due to the holder.  The Corporation issued 400,000 shares if its common stock to the holder pursuant to the terms of the note.

On March 9, 2007, the Corporation issued 49,333 shares of its common stock in satisfaction of finance fees relating to the $200,000 in senior convertible notes issued on the same date.

On March 14, 2007, the Corporation issued 25,000 shares of its common stock pursuant to the terms of a contract with an unrelated party to provide investor relations services to the Corporation for a one month period.

In April, 2007, the Corporation negotiated an agreement with respect to a three year extension of its lease, for 3,287 square feet of office space, a reduction of 2,289 square feet from the 5,576 square feet it currently occupies.

On May 15, 2007, the Corporation received $250,000 in cash proceeds from the issuance of its 10% senior secured convertible notes.  The notes mature on May 31, 2009, and are unsecured.  Under the terms of the note, the holder is permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ration of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes, without penalty or bonus, provided the holder grants permission to do so. Interest is not payable until such time as payment is requested by the holder, and may, at the Corporation’s option, be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Corporation’s common stock is traded, for the ten days prior to the date the interest is due to the holder.  The Corporation issued 750,000 shares if its common stock to the holder pursuant to the terms of the note.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

20.

Subsequent events (continued:

As a result of the $250,000 of the Corporation’s 10% senior secured convertible notes on May 15, 2007, the exercise price of the Series I warrants was adjusted from $.06 to $0.03 effective May 15, 2007.

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

In connection with the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These internal control deficiencies were first identified by our independent registered public accounting firm in connection with the audit of our consolidated financial statements for the year ended December 31, 2004.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

Our size has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

We were unable to eliminate the identified weaknesses with respect to the period covered by this report.  However, we began to implement some of the steps identified below to remediate the material weakness to the extent that our size and resources allowed us during 2004. Set forth below is a discussion of the significant internal control deficiencies that have not been remediated.

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Until the beginning of the fourth quarter of 2005, we had only three people involved in the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During the fourth quarter of 2005, we retained the services of a part-time independent consultant to assist in performing routine, month end accounting procedures.  This consultant left the Corporation effective May, 2005, however, and has not been replaced.   While we strive to segregated duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2005 and until the third quarter of 2006, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, we did not file our Form 10-QSB for the quarter ended September 30, 2006 until November 24, 2006, partially as a result of our lack timely preparation of back up schedules; the audit of our 10-KSB for the year ended December 31, 2006 was also delayed for this reason.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report, although progress in remediation had been made.  One of our objectives in hiring the part-time consultant during the fourth quarter of 2005 to perform routine, month end accounting procedures, was to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.  This individual provided some assistance in these areas, however the arrangement did not work out as anticipated, and the consultant was no longer engaged by us as of May 2006.  Effective during the quarter ended March 31, 2007, we have commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

There has been no change in internal control over financial reporting, other than the measures noted above, during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2006:

Name

Age

Position

Bruce I. Benn

53

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

52

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

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and other executive officers who received total annual salary and bonus in excess of $100,000 during the past fiscal year in all capacities in which the person served.

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn, Bruce (1)	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald (2)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, André Director, Chairman, and Vice President-Strategic Marketing (2)	2006 2005 2004 2003 2002	105,847 103,848 100,353 79,500 70,375	0 0 0 0 0	0 0 0 0 0	0 0 0 230,578 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	105,847 103,848 100,353 310,078 70,375

(1) Became Director, President, Chief Executive Officer, Executive Vice President and Secretary in May 2005.  In addition, Mr. Benn served as Executive Vice President and Secretary from February 2004 to May 2005.

(2)  Became Director, Chief Financial Officer and Treasurer in February, 2004.

(3) Became Director, Executive Vice President and Secretary in July, 2001.  In   addition, Mr. Maisonneuve served as Chairman, President, Chief Executive Officer, and Chief Financial Officer from January, 2002 to February, 2004, and as Chairman, President, Chief Executive Officer from January 2002 until May 2005.  Retired effective December 31, 2006.

 .Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisble (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned= (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	500,000	0	0	$0.67	2010/06/30	0	0	0	0
Benn, Ronald	400,000	0	0	$0.67	2010/06/30	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

(1)  Calculated based on $0.21 per share of common stock, the closing bid price of our common stock on December 31, 2006.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related     Stockholder Matters.

The following table sets forth information as of April 30, 2007, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

  Number of Shares

  of Common Stock

  Beneficial Owner

Beneficially Owned

Outstanding  (1)

Leonid Frenkel (4)

3,816,938

8.3%

401 City Avenue

Suite 800

Bala Cynwyd, PA 19004

Bruce Benn* (2) (6) (7)

3,580,000

7.7%

Waycross Corp.  (3)

3,400,000

10.4%

29 Rue des Deux Communes

1226 Thonex-Geneva

Switzerland

Valdosta Corp. (2)

3,400,000

7.4%

P.O. Box 30592

Cayside, 2nd Floor, Harbour Drive

Georgetown, Grand Cayman

Cayman Islands, BWI

Robert B. Prag (5)

2,554,825

5.6%

12220 El Camino Real

Suite 400

San Diego, CA  92130

Ronald Benn* (2) (6) (8)

975,500

2.1%

All Executive Officers and Directors

 As a Group

4,455,500 (11)

9.6%

__________________________________________________________________________________________________________

*Executive Officer and/or a Director.

(1)

Based upon 45,720,403 shares of common stock issued and outstanding as of April 30, 2007 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

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

(4)

Includes (a) 2,654,106 shares of common stock held by Leonid Frenkel, and (b) 1,162,832 shares held by Triag Capital L.F group , LLC, an investment limited liability corporation in which Mr. Frenkel exercises shared voting and pispositive power.  Based on information contained in Schedule 13G as filed by Mr. Frenkle and Triag Capital LF group, LLC on  December 31, 2006.

(5)

Includes (a) 654,825 shares of common stock held by Robert B. Prag, and (b) 1,900,000 shares of common stock held by .The Del Mar Consulting Group, an investment company over which Mr. Prag exercises voting and dispositive power.  Based on information contained within  the Schedule Schedule 13G, as Filed by Mr. Prag and the Del Mar Consulting Group Inc. on January 16, 2007.

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

(8)

Includes (a) 25,500 shares held directly by Ronald Benn, (b) 250,000 shares owned of record by Valdosta Corporation; (c) 100,000 shares of common stock issuable pursuant to warrants held of record by Capital House Corporation; and (d) 600,000 shares issuable upon exercise of  options held directly by Ronald Benn.  See footnotes (2) and (11).

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	$ 0.50	1,697,698
Equity compensation plans not approved by security holders	--	--	--
Total	7,000,000	$ 0.50	1,697,698

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,912,302 shares of our common stock to non-employees in consideration for consulting services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.33 per share.  The options vested immediately upon their issuance, and are exercisable until May 7, 2008, provided the holder remains engaged by us as of that date, with provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 3,912,302 options originally granted under this plan, none were exercised as of March 30, 2007, and 2,315,000 expired during the year ended December 31, 2005 on termination of the related consulting agreement, leaving 1,597,302 currently outstanding.

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

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 2,850,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at exercise prices as follows:  75,000 at $0.95; 325,000 at $0.90; 400,000 at $0.50; 1,950,000 at $0.67; and 100,000 at $0.225.  2,483,000 of these options vested on various dates between October 1, 2004 and January 1, 2006, and are exercisable until various dates between March 31, 2009 and December 31, 2010.  Of the remaining 367,000 options granted to employees under this plan, 317,000 were forfeited due to the termination of the related employment agreement; and 50,000 have not yet vested, and will vest on dates between November 14, 2007 and November 14, 2008.  All options granted under our 2004 Incentive Equity Plan include provision for early forfeiture in the event the holder ceases to be engaged by us prior to the stated expiry date. Of the 2,850,000 options originally granted under this plan, none were exercised as of March 30, 2007, and 1,442,000 had expired or had been forfeited as of that date on termination of the related employment or consulting agreement, leaving 1,408,000 currently outstanding.

Item 12.  Certain Relationships and Related Transactions.

Included in accrued liabilities at December 31, 2006 is $128,715 in accrued salaries payable to the directors and former director of  the Corporation.  Included in 12% promissory notes payable is $7,902 payable to a company controlled by a director of the Corporation, and 18,438 payable to a director.  Included in interest and finance charges for the year ended December 31, 2006 is $221 in accrued interest charges relating to these notes.

Effective July 1, 2004, our company entered into an agreement to sublease excess office space to a related company.  This other company is related to our company due to Ronald Benn being an officer and director of both companies.  Included in accounts receivable at December 31, 2006 and 2005, is $nil and $5,508, respectively, in rent receivable pursuant to this sublease agreement.  Sublease income for the years ended December 31, 2006 and 2005, respectively, of $31,808 and $29,709, has been recorded as a reduction of rental expense in the accounts of our company.

Item 13.

  Exhibits

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of Class J Warrants
4.8	Form of 12% Promissory Note (1)
4.9	Form of 4% Convertible Debenture (1)
4.10	Form of 10% senior secured convertible note and security agreement
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8	Commercial Renewal Lease dated March 20, 2007
10.9	Employment Agreement with Andre Maisonneuve * (5)
10.10	Employment Agreement with Bruce Benn * (5)
10.10	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2006 fiscal year	Fees billed for 2005 fiscal year
Audit fees	$ 37,416	$ 35,216
Audit-related fees	$ 66,879	$ 69,441

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

There were no tax-related fees incurred during the year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

(Registrant)

By:  /s/  Bruce Benn

Bruce Benn

President, Chief Executive Officer and director

(principal executive officer)

Dated:  May 18, 2007

By:  /s/  Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and director

(principal financial and accounting officer)

Dated:  May 18, 2007

Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	By-Laws (2)
3.4	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of Class J Warrants
4.8	Form of 12% Promissory Note (1)
4.9	Form of 4% Convertible Debenture (1)
4.10	Form of 10% Senior secured convertible note and security agreement
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.8	Commercial Renewal Lease dated March 20, 2007
10.9	Employment Agreement with Andre Maisonneuve * (5)
10.10	Employment Agreement with Bruce Benn * (5)
10.11	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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