Form 10QSB
period 2007-03-31
VALIDIAN CORP
filed 2007-05-21
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  45,720,403 Shares of the issuer’s Common Stock were outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 9,462	$ 7,780
Accounts receivable	19,215	14,628
Prepaid expenses	195,868	154,674
	224,545	177,082

Property and equipment, net of accumulated depreciation of $209,669
(December 31, 2006 - $196,598)	21,901	34,971
Deferred financing costs (note 3)	171,704	169,403

Total assets	$ 418,150	$ 381,456
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 12) Promissory notes payable (note 4)	$ 1,425,476 663,825	$ 1,215,514 603,928
Deferred revenue	155,000	155,000
Current portion of capital lease obligation (note 5)	5,433	5,084
Total current liabilities	2,249,734	1,979,526

10% Senior secured convertible notes (note 6)	675,129	296,134
10% Senior convertible notes (note 7)	431,142	410,669
Capital lease obligation (note 5)	--	1,466
Total liabilities	3,356,005	2,687,795
Stockholders’ Deficiency (note 8):
Common stock, ($0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 45,720,403 and 39,212,069 shares at March 31, 2007 and December 31, 2006, respectively.)	45,720	39,212
Preferred stock ($0.001 par value. Authorized 7,000,000 shares; issued
and outstanding Nil shares at March 31, 2007 and at December 31, 2006)	--	--
Additional paid in capital	22,664,968	22,326,065
Deficit accumulated during the development stage	(25,620,109)	(24,643,182)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2007 and December 31, 2006, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(2,937,855)	(2,306,339)

Basis of presentation (note 1)
Guarantees and Commitments (note 13)
Subsequent events (note15)
Total liabilities and stockholders’ deficiency	$418,150	$381,456

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2007 and 2006

And for the Period from August 3, 1999 to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2007	2006	2007
Operating expenses (income):
Selling, general and administrative (note 13(b))	$428,131	$ 550,736	$11,802,469
Research and development	243,224	303,393	8,343,936
Depreciation of property and equipment	13,070	17,893	399,656
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	684,426	872,022	22,149,555

Loss before other income (expenses)	(684,426)	(872,022)	(22,149,555)

Other income (expenses):
Interest income	--	90	61,235
Gain (loss) on extinguishment of debt (note 10)	(102,893)	--	69,917
Interest and financing costs (note 9)	(185,251)	(11,190)	(3,539,971)
Other	(4,357)	5,258	(61,735)
	(292,501)	(5,842)	(3,470,554)

Net loss	$(976,927)	$(877,864)	$(25,620,109)

Loss per share – basic and diluted (note 11)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during period	44,537,878	32,940,358

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

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

For the period from December 31, 1998 to March 31, 2007

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

For the period from December 31, 1998 to March 31, 2007

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

For the period from December 31, 1998 to March 31, 2007

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ (300,345)
Shares issued in consideration of consulting services (notes 3 and 8(a))	800,000	800	106,700	–	–	–	–	107,500
Fair value of unvested employee stock options earned during period (note 8(d))	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options (note 8(d))	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the exercise of stock purchase warrants (note 8(b))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior secured convertible notes (note 6)	1,600,000	1,600	213,202	–	–	–	–	214,802
Shares issued pursuant to the terms of the 10% senior convertible notes (note 7)	1,200,000	1,200	188,400	–	–	–	–	189,600
Shares issued pursuant to the
terms of the 10% promissory
note (note 4)	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to the
terms of an agreement to extend
the payment terms of finance fees
payable (note 8(a))	100,000	100	11,400	–	–	–	–	11,500
Shares issued in satisfaction of
finance fees payable, which were
included in accounts payable and
accrued liabilities (note 8(a))	250,000	250	28,500	–	–	–	–	28,750
Intrinsic value of beneficial conversion feature on the 10% senior secured convertible notes (notes 6 and 7)	–	–	465,850	–	–	–	–	465,850
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes (note 7)	–	–	49,447	–	–	–	–	49,447
Shares issued in satisfaction of
interest payable	118,378	119	13,518	–	–	–	–	13,637
Shares issued in satisfaction of
penalty for non-timely payment
of the 10% promissory note
(note 6)	500,000	500	44,500	–	–	–	–	45,000
Shares issued in consideration for
finance fees related to the
issuance of convertible and
promissory notes	740,000	740	75,720	–	–	–	–	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$ (2,306,339)

See accompanying notes to unaudited interim period consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$ (2,306,339)
Shares issued in consideration of
consulting services rendered
and to be rendered (note 8(a))	4,025,000	4,025	172,125	–	–	–	–	176,150
Shares issued in consideration of
finance fees relating to the
issuance of 10% senior secured
convertible notes (note 8(a))	149,333	149	6,510	–	–	–	–	6,659
Shares issued in settlement of
accrued liabilities (note 3)	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement of
accrued interest on the 10%
senior secured convertible notes
and on the 10% senior
convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of unvested employee
stock options earned during
the period (note 8(c))	–	–	1,492	–	–	–	–	1,492
Shares issued pursuant to the
terms of the 10% senior secured
convertible notes (note 8(a))	400,000	400	36,624	–	–	–	–	37,024
Intrinsic value of the beneficial
Conversion feature of the 10%
Senior secured convertible
Notes (note 6)	–	–	37,024	–	–	–	–	37,024
Net loss and comprehensive loss	–	–	–	–	(976,927)	–	–	(976,927)
Balances at March 31, 2007	45,720,403	$45,720	$22,664,968	$21,304	$(25,620,109)	–	$(49,738)	$(2,937,855)

See accompanying notes to unaudited interim period consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

And for the Period from August 3, 1999 to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (976,927)	$(877,864)	$ (25,620,108)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	13,070	17,893	399,656
Stock-based compensation expense (note 8(a))	122,921	116,058	2,662,495
Non-cash interest and financing expense	184,878	10,555	3,535,595
Loss (gain) on extinguishment of debt and accrued liabilities (note 10)	102,893	--	(69,917)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Deferred income tax provision (recovery)	--	--	--
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,587)	67,685	(7,452)
Prepaid expenses	(17,992)	17,998	(141,085)
Accounts payable and accrued liabilities	318,646	248,839	2,882,758
Deferred revenue	--	130,000	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(257,098)	(268,836)	(14,464,055)
Cash flows from investing activities:
Additions to property and equipment	--	--	(526,543)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(371,579)
Cash flows from financing activities:
Capital lease repayments	(1,117)	(918)	(9,333)
Issuance of promissory notes payable	59,897	220,200	3,755,225
Issuance of 10% senior secured convertible notes	200,000	--	950,000
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Debt issuance costs	--	--	(282,749)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Issuance of 10% senior convertible notes	--	--	650,000
Debt issuance costs	--	--	(631,624)
Repayment of promissory notes	--	--	(44,990)
Net cash provided by financing activities	258,780	219,282	14,791,866

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	1,682	(49,554)	(25,337)
Cash and cash equivalents:
Beginning of period	7,780	71,193	34,799
End of period	$ 9,462	$ 21,639	$ 9,462

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2007. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has a stockholders deficiency of $2,937,855 as at March 31, 2007, and has incurred a loss of $976,927 and negative cash flow from operations of $257,098 for the three months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

During May 2007, the Company received cash proceeds of $250,000 from the issuance of its 10% senior convertible notes.  It expects to incur operating expenditures of approximately $3.1 million for the year ending December 31, 2007.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan to address these issues includes raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Company’s position and or results of operations and could also result in the Company ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

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

(c)  Deferred financing costs:

Deferred financing costs relate to the costs associated with arranging the 10% senior secured convertible notes, and the 10% senior convertible notes.  The costs are being amortized over the term of the respective notes.

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all of the undelivered elements, revenue is deferred until such time as it can be determined or until all of the elements are delivered.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

2.  Significant Accounting Policies (continued)

 (e)  Stock based compensation:

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

In adopting SFAS 123R, the Company applied the modified-prospective transition method.  Under this method, the Company recognizes compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods were not adjusted.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

3.  Deferred financing costs

The following table sets forth the cost and accumulated amortization of the deferred financing costs:

	March 31,	December 31,
	2007	2006
Balance beginning of period	$ 169,403	$ --
Additions
Fees paid or payable in cash	20,610	143,470
Fair value of fees paid through the issuance of common
shares of the Company	8,960	76,460
	29,570	219,930
Amortization
Amortization of fees paid or payable in cash	(17,126)	(35,501)
Amortization of fees paid through the issuance of
common stock of the Company	(10,143)	(15,026)
	(27,269)	(50,527)

Balance end of period	$ 171,704	$ 169,403

During the three months ended March 31, 2007 the Company issued $200,000 in principal amount of its’ 10% senior secured convertible notes (note 6).  In connection with the placement of these notes, the Company incurred costs totaling $29,570, of which $20,610 was paid or payable in cash and $8,960 was paid through the issuance of 149,333 common shares of the Company.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

During the year ended December 31, 2006, the Company issued a total of $650,000 in principal amount of 10% senior secured convertible notes (note 6), $750,000 in principal amount of 10% senior convertible notes (note 7), and $250,000 in principal of 10% promissory notes (note 4).  In connection with the placement of these notes, the Company incurred costs totaling $219,930, of which $143,470 was payable in cash and $76,460 was paid through the issuance of 740,000 common shares of the Company.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

4.  Promissory notes payable

	March 31, 2007	December 31, 2006
Promissory notes payable, bearing interest at 12%, due on demand; unsecured	$ 663,825	$ 603,928
Promissory notes payable, bearing interest at 10%,
due July 13, 2007, unsecured	--	--
	$ 663,825	$ 603,928

During the three months ended March 31, 2007, the Company issued $59,897 in principal amount of its12% promissory notes.

On July 13, 2006, in conjunction with the modification of the 10% senior secured convertible notes (note 6), the Company issued $250,000 in principal amount of its 10% promissory notes. The note had a maturity date of July 13, 2007, and was unsecured.  Under the terms of the note, the Company could pre-pay all or any portion of the balance outstanding on the notes without penalty or bonus; interest is payable at maturity. A condition of the 10% note was that in the event the note was not repaid on or before October 11, 2006 from the proceeds of a pre-identified $500,000 financing, the Company would be required to issue 500,000 shares of its common stock to the holder of the note as a penalty.  The Company did not meet this early pre-payment condition, and as a result, 500,000 common shares, valued at $45,000 were issued to the holder on October 11, 2006.

The holder of the notes was granted 1,000,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $150,000, representing the relative fair value of the shares at the issuance date, was allocated to the shares.  The 10% promissory note was being accreted to its face value on an effective yield basis, through periodic charges to interest expense over the term of the note.

During the period from July 13 to December 21, 2006 the Company accreted the note payable through charges to interest expense totaling $44,956.

The 10% promissory note was amended and replaced by a 10% senior secured convertible note (note 7) on December 21, 2006.  The new note was “substantially different” from the original note, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Company accounted for the modification as an extinguishment of the original debt, which resulted in a gain of $44,956 on the extinguishment (note 10).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

4.  Promissory notes payable (continued):

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to 10% promissory notes at December 31, 2006:

Note proceeds	$ 250,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,000)
Allocated to additional paid-in capital	(149,000)
(150,000)
Proceeds allocated to 10% promissory notes upon issuance	100,000
Accretion of the 10% promissory notes as a charge to interest and
financing costs during the period from July 13 to December 21, 2006	44,956
Reduction of the 10% promissory note through gain on extinguishment
of debt (note 10)	(44,956)
Reduction of the 10% promissory note transfer to 10% senior secured
Convertible notes (note 6) at date of modification	(100,000)
Balance allocated to 10% promissory notes, December 31, 2006	$ --

5. Capital Lease Obligation

During April 2004, the Company entered into a capital lease arrangement in respect of office equipment.  Future minimum payments remaining under this agreement are approximately as follows:

Year ended December 31:
2007	$ 4,702
2008	1,568
Total minimum lease payments	6,270
Less amount representing interest, at 23.9%	837
Present value of net minimum lease payments	5,433
Current portion of capital lease obligation	5,433
$ --

6.  10% Senior secured convertible notes

On March 9, 2007, the Company issued $200,000 in principal of its 10% senior secured convertible notes.  The notes are secured by a first position lien on all of the assets of the Company, and have a maturity date of July 1, 2008.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.06 of debt converted; the Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest is payable quarterly, in arrears, at such time as the holder requests payment, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted 400,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $37,024, representing the

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

6.  10% Senior secured convertible notes (continued)

relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $37,024.  In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments, this amount was recorded as additional paid-in capital.

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

Holders of the notes were also granted 1,000,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $170,000, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

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

On December 21, 2006 the Company issued $150,000 of its 10% senior secured convertible notes.  The notes are secured by a first position lien on all of the assets of the Company, and have a maturity date of July 1, 2008.  Under the terms of the notes, the holders were permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company had the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest was payable quarterly, in arrears and could, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest was paid in common shares, the number of shares required for settlement was to be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted 600,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $44,802, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

At the date of issuance, the conversion feature of the notes was not “in-the money”: accordingly, none of the principal balance was allocated to additional paid-in capital upon issuance of the $150,000 senior secured convertible notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

6.  10% Senior secured convertible notes (continued)

The following table sets forth the financial statement presentation of the note proceeds on issuance:

	Three months	Year
	Ended	Ended
	March 31, 2007	December 31, 2006
Note proceeds	$ 200,000	$ 650,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(400)	(1,600)
Allocated to additional paid-in capital	(36,624)	(213,202)
	(37,024)	(214,802)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(37,024)	(330,000)
Proceeds allocated to 10% senior secured convertible notes upon
issuance	$ 125,952	$ 105,198

On March 9, 2007, in conjunction with the issuance of the $200,000 10% senior secured convertible notes as described above, $900,000 of 10% senior secured convertible notes issued during 2006 were amended as follows:  the ratio at which the outstanding principal plus accrued interest thereon could be converted into common stock of the Company was changed from $0.10 to $0.06; interest on the notes shall be accrued until such time as the holder requests payment.  These amendments resulted in the terms of the amended notes being “substantially different” from the terms of the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.   Accordingly the Company accounted for the modification as an extinguishment of the original debt, which resulted in a loss on the extinguishment of debt of $177,234.

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 4), $500,000 of the 10% senior secured convertible notes were amended and restated as follows:  the first position lien on all of the assets of the Company was removed; the date of maturity was extended by one year to June 1, 2008; the Company was given the option of paying the quarterly interest either in cash or in common shares of the Company; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Company of at least $500,000, was removed.  These amendments collectively resulted in the amended notes being “substantially different” from the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Company accounted for the modification as an extinguishment of the original debt, which resulted in a gain on the extinguishment of $38,097; the accounting values relating to the modified 10% senior secured convertible notes were reclassified to 10% convertible notes at the date of the modification.

On December 21, 2006 the 10% promissory note (note 4) was amended and replaced by a 10% senior secured convertible note.  Accordingly, the modified 10% promissory note was reclassified as a 10% senior secured convertible note as of the date of the modification.

Also on December 21, 2006, in conjunction with the modification of the 10% promissory note (note 4), $500,000 in principal amount of the 10% senior convertible notes (note 6) were amended and replaced by 10% senior secured convertible notes.  Accordingly, the modified 10% senior convertible notes have been reclassified as 10% senior secured convertible notes as of the date of the modification.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

6.  10% Senior secured convertible notes (continued)

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior secured convertible notes at March 31, 2007 and December 31, 2006:

	Three months	Year
	Ended	Ended
	March 31, 2007	December 31, 2006
Balance beginning of period	$ 296,134	$ --
Proceeds allocated to 10% senior secured convertible notes upon
issuance	125,952	105,198
Accretion of the 10% senior secured convertible notes as a charge to
interest and financing costs during the period	75,809	45,992
Addition to the 10% senior secured convertible notes through loss on
extinguishment of debt at date of modification (note 10)	177,234	--
Addition to 10% senior secured convertible notes as a result of the
modification of the 10% promissory note (note 4)	--	100,000
Addition to 10% senior secured convertible notes as a result of the modification of $500,000 in principal amount of 10% senior
convertible notes (note 7)	--	83,041
Reduction of the 10% senior secured convertible notes through
gain on extinguishment of debt at date of modification		(38,097)
Balance end of period	$ 675,129	$ 296,134

7.  10% Senior convertible notes

On various dates between June 30 and December 21, 2006 the Company issued an aggregate of $750,000 of its 10% senior convertible notes.  $250,000 of the notes mature on July 1, 2008; $500,000 mature on October 1, 2008.  The notes are unsecured.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.10 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the notes were also granted an aggregate of 1,200,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $189,600, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

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

The 10% senior convertible notes are being accreted to their face value on an effective interest rate basis, through periodic charges to interest expense over the term of the notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

7.  10% Senior convertible notes payable (continued)

The following table sets forth the financial statement presentation of the note proceeds on issuance:

Year ended
December 31,
2006
Note proceeds	$ 750,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,200)
Allocated to additional paid-in capital	(188,400)
(189,600)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(185,297)
Proceeds allocated to 10% senior secured convertible notes upon
issuance	$ 375,103

On December 21, 2006, in conjunction with the modification of the 10% promissory note (note 4), $500,000 in principal amount of the Company’s 10% senior secured convertible notes (note 6) were amended and restated as follows:  a general security agreement covering all the assets of the Company, was registered in favor of the holders.  This amendment did not result in the new notes being “substantially different” from the original notes, as that term is defined in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the modified notes have been reclassified as 10% senior secured convertible notes as of the date of the modification; no gain or loss has been recorded on the transaction.

The following table sets forth the changes in the financial statement presentation of the balance allocated to 10% senior convertible notes at March 31, 2007 and December 31, 2006:

:

	March 31,	December 31,
	2007	2006

Balance beginning of period	$ 410,669	$ --
Proceeds allocated to 10% senior convertible notes upon issuance	--	375,103
Accretion of the 10% senior convertible notes as a charge to
interest and financing costs during the period	20,473	118,607
Reduction of the 10% senior convertible notes through transfer to
10% senior secured convertible notes at date of modification (note 6)	--	(83,041)
Balance end of period	$ 431,142	$ 410,669

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

8.  Stockholders’ Equity

(a)  Common stock transactions

During the three months ended March 31, 2007, the Company issued an aggregate of 659,001 shares of its common stock, valued at $39,887, to the holders of the 10% senior secured convertible notes and the 10% senior secured notes, in satisfaction of $31,603 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $8,283 (note 10) was recognized in connection with this transaction.

During the three months ended March 31, 2007, the Company issued an aggregate of 3,025,000 shares of its common stock, valued at $139,150, for services rendered and to be rendered. $61,989, representing the value of services rendered under these contracts as at March 31, 2007 has been included in selling, general and administrative expenses for the period then ended;  $77,161 has been included in prepaid expenses, and will be recognized as expense over the remaining term of the contracts.

During the three months ended March 31, 2007, the Company issued 1,000,000 shares of its common stock, valued at $37,000 to an unrelated party in consideration for consulting services rendered during the period from October 1, 2006 to January 16, 2007.  $31,519, representing the value of services rendered prior to December 31, 2006, was included in accrued liabilities at December 31, 2006 and in selling, general and administrative expenses for the year then ended.  $5,481, representing the value of services rendered during the three months ended March 31, 2007, has been included in selling, general and administrative expense for the period then ended.

During the three months ended March 31, 2007, the Company issued an aggregate of 1,275,000 shares of its common stock, valued at $47,175, in settlement of accrued liabilities totaling $127,500.  A gain on settlement of debt in the amount of $80,324 was recognized in connection with this transaction.

In connection with the issuance of the Company’s 10% senior secured convertible notes on March 9, 2007 (note 6), the Company issued a total of 400,000 of the Company’s common shares, valued at $37,024, to the holders of the notes.

During the three months ended March 31, 2007, the Company issued 149,333 shares of its common stock, valued at $6,659, to an unrelated party in consideration for finance fees relating to the issuance of the Company’s 10% senior secured convertible notes (note 6).  100,000 of the shares were prepaid, which resulted in a gain on the transaction of $2,300.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

8.  Stockholders’ Equity (continued)

(b)  Transactions involving stock purchase warrants

There were no transactions involving stock purchase warrants during the period.

Following is a summary of stock purchase warrants outstanding at March 31, 2007 and December 31, 2006:

			Outstanding	Outstanding
	Exercise		March 31,	December 31,
	Price	Expiry	2007	2006
Series E	$0.33	December, 2007	1,635,000	1,635,000
Series F	0.50	May, 2007	3,146,000	3,146,000
Series I	0.03	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	650,000	650,000
			8,944,833	8,944,833

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2007, there were a total of 3,005,302 options granted under these plans, with exercise prices ranging from $0.33 to $0.67, and expiry dates ranging from May 7, 2008 to January 1, 2011.  2,897,302 of these options vested immediately upon issuance; 50,000 vest on dates ranging from November 14, 2007 to November 14, 2008; 58,000 have vested since granting.  3,994,698 options remained available for grant under these plans as of March 31, 2007.

During the year ended December 31, 2006, the Company granted 100,000 stock options to an employee as an incentive to enter into full-time employment with the Company.  The options were to have vested on various dates between January 1, 2007 and January 1, 2009; had an exercise price of $0.67; and an expiry date for unexercised options of January 12, 2011, with provision for early forfeiture in the event the holder ceases to be employed by the Company prior to the stated expiry date. The related employment agreement was terminated effective March 30, 2007, at which time 67,000 of the 100,000 options originally granted to this employee remained unvested, and were therefore forfeited immediately.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

8.  Stockholders’ Equity (continued)

(c)  Transactions involving stock options (continued)

During the three months ended March 31, 2007, the Company included $1,492 in selling, general and administrative expense, in connection with options granted to employees during 2005, which were unvested as at December 31, 2005.    $5,161, representing the fair value of the options attributable to the period remaining until the options are fully vested, will be recognized as expense on a straight-line basis over the remaining service period, which ends on November 14, 2008.

During the three months ended March 31, 2007, 375,000 stock options granted to employees during 2005, which were fully vested as at December 31, 2005, expired as a result of the termination of the related employment agreements.

Following is a summary of stock options outstanding at March 31, 2007 and December 31, 2006:

	Three months ended March 31, 2007		Year ended December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	3,447,302	$ 0.50	5,252,302	$ 0.50
Granted	--	--	100,000	0.67
Expired	(375,000)	0.59	(1,655,000)	0.51
Forfeited	(67,000)	0.67	(250,000)	0.57
Options outstanding, end of period	3,005,302	$ 0.49	3,447,302	$ 0.50

Options exercisable, end of period	2,955,302	$ 0.48	3,297,302	$ 0.49

The following table summarizes information regarding stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 03/31/07	contractual life	price	At 03/31/07	price
$ 0.33	1,597,302	1.1 years	$ 0.33	1,597,302	$ 0.33
0.50	50,000	2.1 years	0.50	50,000	0.50
0.67	1,358,000	3.3 years	0.67	1,308,000	0.67
	3,005,302		$ 0.49	2,955,302	$ 0.48

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

8.  Stockholders’ Equity (continued)

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees recorded in
2003 and 2005 on the issuance of warrants and on the extension of the expiry date of previously-issued warrants, respectively, in exchange
for services to be rendered	$ 30,210	$ 41,678
Relating to the amortization of prepaid consulting fees recorded in 2006 on the issuance of common stock as fees for services rendered during
2006 and 2007	23,750	--
Relating to the amortization of prepaid consulting fees recorded in 2007 on the issuance of common stock as fees for services rendered during the three months ended March 31, 2007, and to be rendered during the
period from April to July 2007	60,838
Relating to the issuance of common stock as compensation for services
rendered during the period	6,631	60,000
Fair value of unvested employee stock options earned during period	1,492	11,067
Total stock-based compensation included in selling,
general and administrative expenses	122,921	112,745

Research and development:
Fair value of unvested employee stock options earned during period	--	3,313
Total stock-based compensation included in research and development
expenses	--	3,313

Total stock-based compensation included in expenses	$ 122,921	$116,058

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

9.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Interest and financing costs relating to 10% senior secured convertible notes:
Accrued interest	$ 23,683	$ --
Accretion (note 6)	75,809	--
Amortization of deferred financing costs (note 3)	19,007	--
	118,499	--
Interest and financing costs relating to 10% senior convertible notes:
Accrued interest	18,750	--
Accretion (note 7)	20,473	--
Amortization of deferred financing costs (note 3)	8,262	--
	47,485	--

Accrued interest on 12% promissory notes	18,894	10,555
Interest portion of capital lease payments	373	635
Total interest and financing costs	$ 185,251	$ 11,190

10.  Loss on extinguishment of debt and accrued liabilities

	Three Months Ended March 31,
	2007	2006
Loss on settlement of $31,603 of accrued interest on 10% senior secured convertible
notes and 10% senior convertible notes (note 8(a))	$ 8,283	$ --
Gain on issuance of 1,275,000 common shares, valued at $47,175, in settlement of
accrued liabilities totaling $127,500 (note 8(a))	(80,324)	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with $200,000 in principal
amount of the 10% senior secured convertible notes	(2,300)
Loss recognized on the modification of the 10% senior secured convertible notes
(note 6)	177,234
	$ 102,893	$ --

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

11.  Loss Per Share (continued)

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

	March 31, 2007	March 31, 2006
Stock options	3,005,302	5,002,302
Series E stock purchase warrants	1,635,000	2,155,000
Series F stock purchase warrants	3,146,000	3,146,000
Series G stock purchase warrants	--	400,000
Series H stock purchase warrants	--	2,672,500
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	--
	11,949,635	16,889,135

12.  Related Party Transactions

As discussed further in note 13(b), the Company subleased excess office space to a company which was a related party until December 31, 2006.

Included in 12% promissory notes payable is $7,902 payable to a company controlled by a director of the Company, and $18,438 payable to a director.  $1,023 in accrued interest charges relating to these notes is included in accrued liabilities at March 31, 2007; $802 is included in interest and finance charges for the period then ended.

Included in accounts payable and accrued liabilities is $185,570 (December 31, 2006: $128,715) in accrued salaries payable to the directors and a former director of the Company.

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

(ii) The Company includes standard intellectual property indemnification clauses in its software license and service agreements.  Pursuant to these clauses, the Company holds harmless and agrees to defend the indemnified party,

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

13.  Guarantees and Commitments (continued)

(a) Guarantees (continued)

generally the Company’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to the Company’s products.  The term of the indemnification clauses is generally perpetual any time after execution of the software license and service agreement.  In the event an infringement claim against the Company or an indemnified party is successful, the Company, at its sole option, agrees to do one of the following:  (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

Historically, the Company has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

(b)  Commitment

During April 2004, the Company entered into a lease agreement for office space.  In July 2005, and in April 2007, the lease period was extended for periods of one and three years, respectively.  Minimum annual rent payable under this contract, including operating costs, is approximately as follows:

2007	$75,572
2008	68,278
2009	68,278
2010	22,759
Total	$234,887

Effective July 1, 2004, the Company also entered into an agreement to sublease excess office space to a related company.  The companies were related until December 31, 2006 by virtue of an officer and director of the Company being also an officer and director of the other company.  Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $7,714 (2006 - $7,794).  The anticipated remaining sublease income is approximately as follows:  2007 - $7,790.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the three months ended March 31, 2007, net of sublease income was $29,761 (2006 - $29,059).

14.  Supplementary Cash Flow Information

The Company paid no income taxes during the three months ended March 31, 2007, nor during the three months ended March 31, 2006.   Interest paid in cash during the three months ended March 31, 2007 and March 31, 2006 was $373 and $2,223, respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

14.  Supplementary Cash Flow Information (continued)

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the three months ended March 31, 2007 and March 31, 2006:

	2007	2006

Debt issuance costs	$ 29,570	$ --
Issuance of 659,001 shares of the Company’s common stock, valued at
$39,887, in settlement of interest payable in the amount of $31,603	39,887	--
Issuance of 1,275,000 shares of the Company’s common stock, valued
at $47,175, in settlement of accrued liabilities totaling $127,500	47,175	--
Issuance of 1,025,000 shares of the Company’s common stock, valued at
$38,150, in satisfaction of consulting fees payable, $31,519 of which was
included in accrued liabilities at December 31, 2006	38,150	--
Issuance of 3,000,000 shares of the Company’s common stock, valued at
$138,000, in respect of consulting services rendered and to be rendered	$138,000	--
Total	$ 292,782	$ --

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

15.  Subsequent Events

On May 16, 2007, the Company received $250,000 in cash proceeds from the issuance of its 10% senior convertible notes.

The notes mature on May 31, 2009, and are unsecured.  Under the terms of the note, the holder is permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes, without penalty or bonus, provided the holder grants permission to do so.  Interest is accrued until such time as payment is requested by the holder, with maximum payment frequency being quarterly, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for the ten days prior to the date the interest is due to the holder.  The Company issued 750,000 shares of its common stock to the holder pursuant to the terms of the note.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2006 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and updated in note 2 to our March 31, 2007 Interim Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-QSB.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2007 Interim Consolidated Condensed Financial Statements.

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

For contracts with multiple elements such as product licenses, product support and services, we follow the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where we cannot determine the fair value of all of the undelivered elements, revenue is deferred until such time as it can be determined or until all of the elements are delivered.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

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

On January 1, 2006, we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended March 31, 2007, we incurred a total of $428,131, including $305,210 in cash-based expenses and $122,921 in stock-based expenses, as compared to $550,736, of which $437,991 was cash-based and $112,745 was stock-based expense, during the three months ended March 31, 2006.  There was an overall decrease in selling, general and administrative expenses of $122,605 (22%), comprised of a $132,781 (30%) decrease in the cash-based component, which was partially offset by a $10,176 (9%) increase in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended March 31, 2006.  We have made efforts to reduce costs in these departments, through measures such as reducing the number of personnel in these departments, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

Cash-based administrative expenses also decreased significantly during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, primarily as a result of a reduction in fees paid to investor relations consultants, and a reduction in salaries due to the retirement of a director and officer on December 31, 2006.

The stock-based component of selling, general and administrative expense for the three month period ended March 31, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003, and on the extension, during the three months ended September 30, 2005, of the expiry date of these warrants from August 31, 2005 to December 31, 2006; amortization of prepaid consulting fees recorded during the fourth quarter of 2006 and the first quarter of 2007 on the issuance of common stock as fees for services rendered during 2006 and 2007; and the fair value of unvested employee stock options earned during the period.  The stock-based component of this expense for the three-month period ended March 31, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; the issuance of common stock as compensation for investor relations services rendered during the period; and the fair value of unvested employee stock options earned during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended March 31, 2007, we incurred $243,224 developing our software applications, which represents a decrease of $60,169 (20%) from the $303,393 we incurred during the three months ended March 31, 2006.  The overall decrease is due primarily to the cost of developing a software component designed to assist a customer in implementing our software during the first quarter of 2006, for which there was no comparable cost during the three months ended March 31, 2007. Costs in this department were further reduced during the three months ended March 31, 2007 as a result of a decrease in the size of the Europe-based contract development group from an average of 22 personnel during the three months ended March 31, 2006, to an average of 20 personnel during the three months ended March 31, 2007.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2007 consisted of costs associated with our 10% senior secured convertible notes, our 10% senior convertible notes, our 12% promissory notes payable and interest on the capital lease. For the three months ended March 31, 2006, these costs included interest and financing costs associated with our 12% promissory notes payable and interest on the capital lease only.  During the three months ended March 31, 2007, we incurred $185,251 in interest and financing costs, an increase of $174,061 (1,556%) from the $11,190 in interest and financing costs incurred during the three months ended March 31, 2006.

Of the $185,251 in interest and financing costs we incurred during the three months ended March 31, 2007, $118,499 relates to our 10% senior secured convertible notes, $47,485 relates to our 10% senior convertible notes, $18,894 relates to our 12% promissory notes and $373 relates to the capital lease.  The $118,499 in interest and financing costs relating to our 10% senior secured convertible notes is comprised of:  $23,683 of accrued interest charges; $75,809 of accretion of the principal through charges to interest expenses; and $19,007 of amortization of deferred financing costs. The 10% senior secured convertible notes were issued during the second and fourth quarters of 2006, therefore there is no comparable cost for the three months ended March 31, 2006.

The $47,484 in interest and financing costs relating to our 10% senior convertible notes is comprised of:  $18,750 of accrued interest charges; $20,473 of accretion of the principal through charges to interest expenses; and $8,262 of amortization of deferred financing costs.  The 10% senior convertible notes were issued during the second and third quarters of 2006, therefore there is no comparable cost for the three months ended March 31, 2006.

Interest on our 12% promissory notes increased by $8,339 (79%), from $10,555 during the three months ended March 31, 2006, to $18,894 during the three months ended March 31, 2007.  This increase occurred as a result of an increase of $367,114 in the principal outstanding on the notes during the period from February 2006 to February 2007, which increased the balance on which interest was charged during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.  There was a decrease of $262 in the amount of interest incurred on our capital lease, as a result of a reduction in the principal outstanding.

Loss on extinguishment of debt and accrued liabilities:  During the three months ended March 31, 2007, the terms of our 10% senior secured convertible notes were modified.  A loss of $177,234 was recorded on this transaction.  We also incurred a loss of $8,283 on the settlement of accrued interest on our 10% senior secured convertible notes and our 10% senior secured notes, as a result of the difference in market value of the stock issued in settlement, and the actual amount of the liability settled.  These losses were partially offset by a gain of $80,324 on the issuance of 1,275,000 common shares, valued at $47,175, in settlement of accrued liabilities totaling $127,500, and a gain of $2,300 on the issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable.  There were no comparable transactions during the three months ended March 31, 2006.

Net loss: We incurred a loss of $976,927 ($0.02 per share) for the three months ended March 31, 2007, compared to a loss of $877,864 ($0.03 per share) for the three months ended March 31, 2006.  Our revenues and future profitability are substantially dependent on our ability to:

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

At March 31, 2007, we had $9,462 in cash and cash equivalents, and at December 31, 2006, we had $7,780 in cash and cash equivalents.  Our cash and cash equivalents increased by $1,682 during the three months ended March 31, 2007.  Our net loss of $976,927, and resulting cash used in operations of $257,098, were offset by an increase in cash resulting from the issuance of $200,000 of 10% senior secured convertible notes and $59,897 from the issuance of 12% promissory notes  Our cash and cash equivalents decreased by $49,554 during the three months ended March 31, 2006 primarily as a result of our net loss of $877,864, and resulting cash used in operations of $268,836, which were partially offset by an increase in cash resulting from the issuance of $220,200 in 12% promissory notes.  In May 2006, we raised an additional $250,000 through the issuance of 10% senior convertible notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2006.  It states that the following conditions exist, which raise substantial doubt regarding our ability to continue as a going concern:  our lack of revenues to date; our negative working capital of $1,802,444 and our accumulated deficit of $24,643,182 as at December 31, 2006; our loss of $3,387,291 and negative cash flow from operations of $1,976,022 for the year then ended; our expectation of continued operating losses for the foreseeable future; and the fact that we have no lines of credit or other financing facilities in place.   At March 31, 2007, we had negative working capital of $2,025,189 and an accumulated deficit during the development stage of $25,620,109; for the three months then ended we had a net loss of $976,927 and negative cash flow from operations of $257,098; and note 1 to our unaudited interim condensed financial statements for the period ended March 31, 2007 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We anticipate additional commercial sales during the third quarter of 2007, however we cannot be assured that this will be the case.  During the three months ended March 31, 2007 one of our full-time employees left the Company.  We have no plans to hire additional personnel during the next 6 months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  Since February 2006, we have engaged financial advisers to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.   During the three months ended March 31, 2007, we issued $59,897 of 12% promissory notes and $200,000 of 10% senior secured convertible notes, which generated cash for funding operations.  In addition, we issued 4,025,000 common shares in consideration for consulting services rendered and to be rendered, 149,333 common shares in consideration for finance fees, 1,275,000 common shares in settlement of accrued liabilities, 659,001 common shares issued in settlement of accrued interest on our 10% senior secured convertible notes and our 10% senior convertible notes, all of which reduced our requirement for cash.  During May 2007, we received $250,000 on the issuance of 10% senior convertible notes.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the three months ended March 31, 2007 decreased by approximately 20% as compared to the three months ended March 31, 2006, as a result of cash conservation efforts.  Selling, general and administrative expenses for the three months ended March 31, 2007 decreased by approximately 22% as compared to the three months ended March 31, 2006, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operation.”

During the year ended December 31, 2006, we hired one new full-time employee and had three full-time employees and two full-time consultants leave the Company.  Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Until the beginning of the fourth quarter of 2005, we had only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During the fourth quarter of 2005, we retained the services of a part-time independent consultant to assist in performing routine, month end accounting procedures.  This consultant left the Company effective May 2006, however, and has not been replaced.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.    As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2005 and until the third quarter of 2006, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, we did not file our Form 10-QSB for the quarter ended September 30, 2006 until November 24, 2004, partially as a result of our lack of timely preparation of back up schedules.  We did not file our annual report on form 10-KSB for the year ended December 31, 2006 until May 18, 2007, which late filing was also partially the result of our lack of timely preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  One of our objectives in hiring the part-time consultant during the fourth quarter of 2005 to perform routine, month end accounting procedures, was to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.  This individual provided some assistance in these areas, however the arrangement did not work out as anticipated, and the consultant was no longer engaged by us as of May 2006.  Effective during the latter part of the quarter ended March 31, 2007, we have commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1 and January 11, 2007, the Company issued an aggregate of 659,001 shares of its common stock to accredited investors, in settlement of accrued interest on the 10% senior secured convertible notes and the 10% senior convertible notes.

On January 12, and January 16 2007, the Company issued a total of 4,000,000 shares of its common stock to accredited investors, in consideration for consulting services rendered and to be rendered.

On January 16, 2007, the Company issued a total of 1,275,000 common shares to accredited investors in settlement of accrued liabilities.

On January 16 and March 9, 2007, the Company issued a total of 149,333 shares of its common stock to an accredited investors, in consideration for finance fees owing in relation to the issuance of the Company’s 10% senior secured convertible notes.

On March 9, 2007 the Company issued a total of $200,000 of its 10% senior convertible promissory notes to accredited investors.  The 10% senior secured promissory notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.06 in principal converted.  In addition, the Company issued 400,000 shares of its common stock pursuant to the terms of the note.

On March 14, 2007, the Company issued 25,000 shares of its common stock to an accredited investor in consideration for consulting services to be rendered.

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

Dated: May 21, 2007

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: May 21, 2007