Form 10KSB/A
period 2006-12-31
VALIDIAN CORP
filed 2007-06-01
CIK 1100644

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

Explanatory Note

This Form Amendment No. 1 on 10-KSB/A is being filed to correct the following errors in “Item 7.  Financial Statements”:  the Report of Independent Registered Public Accounting Firm has been replaced with the correct version of the report; typographical errors in the following areas and line items have been corrected:  (1) Other expenses, and Net Loss, for the period from August 3, 1999 to December 31, 2006 in the Consolidated Statements of Operations; (2) Net Loss for the period from August 3, 1999 to December 31, 2006 in the Consolidated Statement of Cash Flows; (3) Note 16.  Financial Instruments.  Additionally, typographical errors in “Item 6.  Management’s Discussion and Analysis or Plan of Operations – Critical Accounting Policies” have been corrected.

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2005

Table of Contents

Page No.

Cautionary Notice Regarding Forward-Looking Statements

4

Part I

Item 1.

Description of Business.

5

Item 2.

Description of Properties.

19

Item 3.

Legal Proceedings.

20

Item 4.

Submission of Matters to a Vote of Security Holders.

20

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

21

Item 6.

Management's Discussion and Analysis or Plan of Operation.

23

Item 7.

Financial Statements.

33

Item 8.

Changes In and Disagreement With Accountants on Accounting and

Financial Disclosure.

80

Item 8A.

Controls and Procedures.

80

Item 8B.

Other Information

81

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

82

Item 10.

Executive Compensation.

83

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

85

Item 12.

Certain Relationships and Related Transactions.

87

Item 13.

Exhibits.

88

Item 14

Principal Accountant Fees and Services.

89

Signatures

90

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

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2006 Consolidated Financial Statements included with this Annual Report on Form 10-KSB for the year ended December 31, 2006.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2006 Consolidated Financial Statements.

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

35

Consolidated Balance Sheets as at December 31, 2006 and 2005

36

Consolidated Statements of Operations for the years ended

December 31, 2006 and 2005 and for the period from

August 3, 1999 to December 31, 2006

37

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the eight years ended December 31, 2006

38

Consolidated Statements of Cash Flows for the years ended December

31, 2006 and 2005 and for the period from August 3, 1999 to

December 31, 2006

44

Notes to Consolidated Financial Statements

45

KPMG

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Fax (613) 212-2896
Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has negative working capital at December 31, 2006 and has incurred recurring losses, as well as recurring negative cash flow from operating activities. The Company has an accumulated deficit which results in a deficiency in stockholders' equity. Its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

KPMG LLP

Chartered Accountants, Licensed Public Accountants

Ottawa, Canada

April 5, 2007, except for note 20, as to which
the date is May 15, 2007

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2006 and 2005 and the period from August 3, 1999 to December 31, 2006

(In U.S. dollars)

_________________________________________________________________________________________________________

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

79,303

–

172,810

Interest and financing costs (notes 10 and 13)

(382,817)

(615,286)

(3,354,720)

Other

(6,121)

(11,622)

(57,378)

__________________________________________________________________________________________________________

(309,222)

(600,917)

(3,178,053)

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

(24,643,182)

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

16.  Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and promissory notes payable approximates fair value due to the short term to maturity of these instruments.  The 10% senior secured convertible notes, and the 10% convertible notes, were recorded at their relative fair value at the date of issuance, and are being accreted to their face value over the term of the notes.

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

Outstanding Equity Awards at Fiscal Year-End

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

Dated:  May 29, 2007

By:  /s/  Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and director

(principal financial and accounting officer)

Dated:  May 29, 2007

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