Form 10QSB/A
period 2007-03-31
VALIDIAN CORP
filed 2007-06-01
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB/A

AMENDMENT No. 1

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

SEC 2334 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Explanatory Note

This Form Amendment No. 1 on 10-QSB/A is being filed to correct typographical errors in the following areas and line items in “Item 1.  Financial Statements”:  (1) net loss and increase in accounts payable and accrued liabilities for the period from August 3, 1999 to March 31, 2007 in the consolidated condensed statements of cash flows; (2) selling, general and administrative expenses for the three months ended March 31, 2007 and for the period from August 3, 1999 to March 31, 2007 in the consolidated condensed statements of operations; (3) a reference in “Note 4.  Promissory notes payable” has been corrected.  Additionally, the following corrections have been made in “Item 2.  Management’s Discussion and Analysis or Plan of Operations”:  the section describing selling, general and administrative expenses in “Results of operations” has been adjusted to reflect the corrections to “Item 1.  Financial Statements”, noted above; a reference to May 2006 in “Liquidity and Capital Resources – General”, has been corrected to May 2007

PART I – FINANCIAL INFORMATION

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2007 and 2006

And for the Period from August 3, 1999 to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2007	2006	2007
Operating expenses (income):
Selling, general and administrative (note 13(b))	$428,132	$ 550,736	$11,802,470
Research and development	243,224	303,393	8,343,936
Depreciation of property and equipment	13,070	17,893	399,656
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	684,426	872,022	22,149,555

Loss before other income (expenses)	(684,426)	(872,022)	(22,149,555)

Other income (expenses):
Interest income	--	90	61,235
Gain (loss) on extinguishment of debt (note 10)	(102,893)	--	69,917
Interest and financing costs (note 9)	(185,251)	(11,190)	(3,539,971)
Other	(4,357)	5,258	(61,735)
	(292,501)	(5,842)	(3,470,554)

Net loss	$(976,927)	$(877,864)	$(25,620,109)

Loss per share – basic and diluted (note 11)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during period	44,537,878	32,940,358

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total

Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$21,304	$(5,124,325)	$ 26,212	$(49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2003	20,567,548	$20,566	$10,822,021	$21,304	$(9,033,066)	$ –	$(49,738)	$1,781,087
Shares issued in exchange for debt	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(721,097)	–	–	–	–	(721,097)
Shares issued pursuant to private placement of common shares and warrants	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services	–	–	809,750	–	–	–	–	809,750
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	–	(49,738)	2,572,369
Shares issued on conversion of 4% senior subordinated convertible debentures	1,157,866	1,158	577,774	–	–	–	–	578,932
Shares issued in settlement of 4% senior subordinated convertible debentures at maturity	485,672	486	242,349	–	–	–	–	242,835
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock purchase options issued to unrelated parties for services rendered	–	–	211,496	–	–	–	–	211,496
Fair value of modifications to stock purchase warrants previously issued to unrelated parties	–	–	61,162	–	–	–	–	61,162
Shares issued on the exercise of stock purchase warrants	805,000	805	401,695	–	–	–	–	402,500
Net loss and comprehensive loss	–	–	–	–	(4,205,659)	–	–	(4,205,659)

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$(21,255,891)	$ -	$(49,738)	$ (300,345)

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$(21,255,891)	$ –	$(49,738)	$(300,345)
Shares issued in consideration of consulting services (notes 3 and 8(a))	800,000	800	106,700	–	–	–	–	107,500
Fair value of unvested employee stock options earned during period (note 8(d))	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options (note 8(d))	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the exercise of stock purchase warrants (note 8(b))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior secured convertible notes (note 6)	1,600,000	1,600	213,202	–	–	–	–	214,802
Shares issued pursuant to the terms of the 10% senior convertible notes (note 7)	1,200,000	1,200	188,400	–	–	–	–	189,600
Shares issued pursuant to the
terms of the 10% promissory
note (note 4)	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to the
terms of an agreement to extend
the payment terms of finance fees
payable (note 8(a))	100,000	100	11,400	–	–	–	–	11,500
Shares issued in satisfaction of
finance fees payable, which were
included in accounts payable and
accrued liabilities (note 8(a))	250,000	250	28,500	–	–	–	–	28,750
Intrinsic value of beneficial conversion feature on the 10% senior secured convertible notes (notes 6 and 7)	–	–	465,850	–	–	–	–	465,850
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes (note 7)	–	–	49,447	–	–	–	–	49,447
Shares issued in satisfaction of
interest payable	118,378	119	13,518	–	–	–	–	13,637
Shares issued in satisfaction of
penalty for non-timely payment
of the 10% promissory note
(note 6)	500,000	500	44,500	–	–	–	–	45,000
Shares issued in consideration for
finance fees related to the
issuance of convertible and
promissory notes	740,000	740	75,720	–	–	–	–	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$(24,643,182)	$ -	$(49,738)	$(2,306,339)

See accompanying notes to unaudited interim period consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	(24,643,182)	$ -	$(49,738)	$(2,306,339)
Shares issued in consideration of
consulting services rendered
and to be rendered (note 8(a))	4,025,000	4,025	172,125	–	–	–	–	176,150
Shares issued in consideration of
finance fees relating to the
issuance of 10% senior secured
convertible notes (note 8(a))	149,333	149	6,510	–	–	–	–	6,659
Shares issued in settlement of
accrued liabilities (note 3)	1,275,000	1,275	45,900	–	–	–	–	47,175
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

See accompanying notes to unaudited interim period consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

And for the Period from August 3, 1999 to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (976,927)	$(877,864)	$ (25,620,109)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	13,070	17,893	399,656
Stock-based compensation expense (note 8(a))	122,921	116,058	2,662,495
Non-cash interest and financing expense	184,878	10,555	3,535,595
Loss (gain) on extinguishment of debt and accrued liabilities (note 10)	102,893	--	(69,917)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Deferred income tax provision (recovery)	--	--	--
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,587)	67,685	(7,452)
Prepaid expenses	(17,992)	17,998	(141,085)
Accounts payable and accrued liabilities	318,646	248,839	2,882,759
Deferred revenue	--	130,000	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(257,098)	(268,836)	(14,464,055)
Cash flows from investing activities:
Additions to property and equipment	--	--	(526,543)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(371,579)
Cash flows from financing activities:
Capital lease repayments	(1,117)	(918)	(9,333)
Issuance of promissory notes payable	59,897	220,200	3,755,225
Issuance of 10% senior secured convertible notes	200,000	--	950,000
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Debt issuance costs	--	--	(282,749)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Issuance of 10% senior convertible notes	--	--	650,000
Debt issuance costs	--	--	(631,624)
Repayment of promissory notes	--	--	(44,990)
Net cash provided by financing activities	258,780	219,282	14,791,866

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	1,682	(49,554)	(25,337)
Cash and cash equivalents:
Beginning of period	7,780	71,193	34,799
End of period	$ 9,462	$ 21,639	$ 9,462

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

The 10% promissory note was amended and replaced by a 10% senior secured convertible note (note 6) on December 21, 2006.  The new note was “substantially different” from the original note, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Company accounted for the modification as an extinguishment of the original debt, which resulted in a gain of $44,956 on the extinguishment (note 10).

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

March 31, 2007

 (Unaudited)

7.  10% Senior convertible notes (continued)

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
Selling, general and administrative:
Relating to the amortization of prepaid consulting fees recorded in
2003 and 2005 on the issuance of warrants and on the extension of the expiry date of previously-issued warrants, respectively, in exchange
for services to be rendered	$ 30,210	$ 41,678
Relating to the amortization of prepaid consulting fees recorded in 2006 on the issuance of common stock as fees for services rendered during
2006 and 2007	23,750	--
Relating to the amortization of prepaid consulting fees recorded in 2007 on the issuance of common stock as fees for services rendered during the three months ended March 31, 2007, and to be rendered during the
period from April to July 2007	60,838	--
Relating to the issuance of common stock as compensation for services
rendered during the period	6,631	60,000
Fair value of unvested employee stock options earned during period	1,492	11,067
Total stock-based compensation included in selling,
general and administrative expenses	122,921	112,745

Research and development:
Fair value of unvested employee stock options earned during period	--	3,313
Total stock-based compensation included in research and development
expenses	--	3,313

Total stock-based compensation included in expenses	$ 122,921	$116,058

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

March 31, 2007

 (Unaudited)

9.  Interest and Financing Costs

The following table sets forth the charges to interest and financing costs during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Interest and financing costs relating to 10% senior secured convertible notes:
Accrued interest	$ 23,683	$ --
Accretion (note 6)	75,809	--
Amortization of deferred financing costs (note 3)	19,007	--
	118,499	--
Interest and financing costs relating to 10% senior convertible notes:
Accrued interest	18,750	--
Accretion (note 7)	20,473	--
Amortization of deferred financing costs (note 3)	8,262	--
	47,485	--

Accrued interest on 12% promissory notes	18,894	10,555
Interest portion of capital lease payments	373	635
Total interest and financing costs	$ 185,251	$ 11,190

10.  Loss on extinguishment of debt and accrued liabilities

	Three Months Ended March 31,
	2007	2006
Loss on settlement of $31,603 of accrued interest on 10% senior secured convertible
notes and 10% senior convertible notes (note 8(a))	$ 8,283	$ --
Gain on issuance of 1,275,000 common shares, valued at $47,175, in settlement of
accrued liabilities totaling $127,500 (note 8(a))	(80,324)	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with $200,000 in principal
amount of the 10% senior secured convertible notes	(2,300)	--
Loss recognized on the modification of the 10% senior secured convertible notes
(note 6)	177,234	--
	$ 102,893	$ --

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

Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended March 31, 2007, we incurred a total of $428,132, including $305,211 in cash-based expenses and $122,921 in stock-based expenses, as compared to $550,736, of which $437,991 was cash-based and $112,745 was stock-based expense, during the three months ended March 31, 2006.  There was an overall decrease in selling, general and administrative expenses of $122,604 (22%), comprised of a $132,780 (30%) decrease in the cash-based component, which was partially offset by a $10,176 (9%) increase in the stock-based component of this expense.  The decrease in the cash-based component of selling, general and administrative expenses occurred primarily as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended March 31, 2006.  We have made efforts to reduce costs in these departments, through measures such as reducing the number of personnel in these departments, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

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

At March 31, 2007, we had $9,462 in cash and cash equivalents, and at December 31, 2006, we had $7,780 in cash and cash equivalents.  Our cash and cash equivalents increased by $1,682 during the three months ended March 31, 2007.  Our net loss of $976,927, and resulting cash used in operations of $257,098, were offset by an increase in cash resulting from the issuance of $200,000 of 10% senior secured convertible notes and $59,897 from the issuance of 12% promissory notes  Our cash and cash equivalents decreased by $49,554 during the three months ended March 31, 2006 primarily as a result of our net loss of $877,864, and resulting cash used in operations of $268,836, which were partially offset by an increase in cash resulting from the issuance of $220,200 in 12% promissory notes.  In May 2007, we raised an additional $250,000 through the issuance of 10% senior convertible notes.

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

Dated: May 29, 2007