Form 10QSB
period 2007-06-30
VALIDIAN CORP
filed 2007-08-17
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  47,567,597 Shares of the issuer’s Common Stock were outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 49,785	$ 7,780
Accounts receivable	17,900	14,628
Prepaid expenses	170,224	154,674
	237,909	177,082
Property and equipment, net of accumulated depreciation of $219,007
(December 31, 2006 - $196,598)	13,446	34,971
Deferred financing costs, net of accumulated amortization of $110,527
(December 31, 2006 - $50,528) (note 2)	138,970	169,403

Total assets	$ 390,325	$ 381,456
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9) Promissory notes payable (note 3)	$ 1,555,940 37,934	$ 1,215,514 603,928
Deferred revenue	155,000	155,000
Current portion of capital lease obligation	4,572	5,084
Current portion of 10% Senior convertible notes (note 4)	535,773	--
Total current liabilities	2,289,219	1,979,526

10% Senior convertible notes (note 4)	1,718,807	706,803
Capital lease obligation	--	1,466
Total liabilities	4,008,026	2,687,795
Stockholders’ Deficiency (note 7):
Common stock, ($0.001 par value. Authorized 100,000,000 shares; issued and outstanding 46,995,403 and 39,212,069 shares at June 30, 2007 and December 31, 2006, respectively.)	46,995	39,212
Preferred stock ($0.001 par value. Authorized 7,000,000 shares; issued
and outstanding Nil shares at June 30, 2007 and at December 31, 2006)	--	--
Additional paid in capital	23,125,485	22,326,065
Deficit accumulated during the development stage	(26,761,747)	(24,643,182)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2007 and December 31, 2006, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(3,617,701)	(2,306,339)

Basis of presentation (note 1)
Commitments (note 10)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$390,325	$381,456

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2007 and 2006

And for the Period from August 3, 1999 to June 30, 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2007	2006	2007	2006	2007
Operating expenses (income):
Selling, general and administrative (note 10(b))	$502,101	$ 444,064	$ 930,233	$ 994,800	$12,304,571
Research and development	347,762	296,598	590,986	599,991	8,691,698
Depreciation of property and equipment	9,339	15,069	22,409	32,962	408,996
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	859,202	755,731	1,543,628	1,627,753	23,008,758

Loss before other income (expenses)	(859,202)	(755,731)	(1,543,628)	(1,627,753)	(23,008,758)

Other income (expenses):
Interest income	194	73	194	163	61,429
Gain (loss) on extinguishment of debt (note 7)	--	--	(102,893)	--	69,917
Interest and financing costs (note 6)	(241,326)	(52,653)	(426,577)	(63,843)	(3,781,297)
Other	(41,304)	(5,487)	(45,661)	(229)	(103,038)
	(282,436)	(58,067)	(574,937)	(63,309)	(3,752,989)

Net loss	$(1,141,638)	$(813,798)	$(2,118,565)	$(1,691,662)	$(26,761,747)

Loss per share – basic and diluted (note 8)	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during period	46,243,775	33,530,284	45,395,529	33,236,951

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

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

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

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

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

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

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

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

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ 300,345)
Shares issued in consideration of consulting services	800,000	800	106,700	–	–	–	–	107,500
Fair value of unvested employee stock options earned during period	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the exercise of stock purchase warrants	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior convertible notes	2,800,000	2,800	401,602	–	–	–	–	404,402
Shares issued pursuant to the
terms of the 10% promissory
note	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to the
terms of an agreement to extend
the payment terms of finance fees
payable	100,000	100	11,400	–	–	–	–	11,500
Shares issued in satisfaction of
finance fees payable, which were
included in accounts payable and
accrued liabilities	250,000	250	28,500	–	–	–	–	28,750
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes	–	–	515,297	–	–	–	–	515,297
Shares issued in satisfaction of
interest payable	118,378	119	13,518	–	–	–	–	13,637
Shares issued in satisfaction of
penalty for non-timely payment
of the 10% promissory note	500,000	500	44,500	–	–	–	–	45,000
Shares issued in consideration for
finance fees related to the
issuance of convertible and
promissory notes	740,000	740	75,720	–	–	–	–	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$(2,306,339)

See accompanying notes to unaudited interim consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$ (2,306,339)
Shares issued in consideration of
consulting services rendered
and to be rendered	4,025,000	4,025	172,125	–	–	–	–	176,150
Shares issued in consideration of
finance fees relating to the
issuance of 10% senior
convertible notes (note 5(a))	149,333	149	6,510	–	–	–	–	6,659
Shares issued in settlement of
accrued liabilities (note 5(a))	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of unvested employee
stock options earned during
the period	–	–	2,727	–	–	–	–	2,727
Incremental value of stock
options issued during the period
in exchange for the repurchase
and cancellation of options
previously issued (note 5(c))	–	–	106,933	–	–	–	–	106,933
Shares issued pursuant to the
terms of the 10% senior
convertible notes (note 5(a))	1,675,000	1,675	105,991	–	–	–	–	107,666
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible
notes (note 4)	–	–	87,846	–	–	–	–	87,846
Relative fair value of warrants
issued pursuant to the terms of
the 10% senior convertible
notes (note 5(b))	–	–	102,515	–	–	–	–	102,515
Fair value of warrants issued in
consideration of consulting
services rendered and to be
rendered (note 5(b))	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered (note 5(c))	–	–	20,970	–	–	–	–	20,970
Net loss and comprehensive loss	–	–	–	–	(2,118,565)	–	–	(2,118,565)
Balances at June 30, 2007	46,995,403	$46,995	$23,125,485	$21,304	$(26,761,747)	–	$(49,738)	$(3,617,701)

See accompanying notes to unaudited interim consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

And for the Period from August 3, 1999 to June 30, 2007

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (2,118,565)	$(1,691,662)	$ (26,761,747)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	22,409	32,962	408,996
Stock-based compensation	330,975	162,176	2,870,549
Non-cash interest and financing expense	425,893	62,634	3,776,610
Loss (gain) on extinguishment of debt and accrued liabilities (note 7)	102,893	--	(69,917)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,270)	64,081	(6,135)
Prepaid expenses	40,071	31,601	(83,022)
Accounts payable and accrued liabilities	554,658	366,259	3,118,770
Deferred revenue	--	130,000	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(644,936)	(841,949)	(14,851,893)
Cash flows from investing activities:
Additions to property and equipment	(884)	--	(527,427)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(884)	--	(372,463)
Cash flows from financing activities:
Capital lease repayments	(1,978)	(1,541)	(10,194)
Issuance of promissory notes payable	70,413	245,200	3,765,606
Issuance of 10% senior convertible notes	625,000	550,000	2,025,000
Debt issuance costs	(5,610)	(10,000)	(288,359)
Proceeds from exercise of stock purchase warrants	--	10,000	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Debt issuance costs	--	--	(631,624)
Repayment of promissory notes	--	--	(44,855)
Net cash provided by financing activities	687,825	793,659	15,220,911

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	41,699	(48,290)	14,680
Cash and cash equivalents:
Beginning of period	7,780	71,193	34,799
End of period	$ 49,785	$ 22,903	$ 49,785

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Company have been devoted primarily to the development of a high speed, highly secure method of exchanging data files using the internet, and to the sale and marketing of the Company’s products.  Prior to August 3, 1999, the Company conducted business in an unrelated field.  As the Company commenced development activities on this date, it is considered for financial accounting purposes to be a development stage enterprise and August 3, 1999 is the commencement of the development stage.

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2007. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has a stockholders deficiency of $3,617,701 as at June 30, 2007, and has incurred a loss of $2,118,565 and negative cash flow from operations of $644,936 for the six months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenditures of approximately $3.1 million for the year ending December 31, 2007.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan to address these issues includes raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes.  However, in order to raise additional capital involving the issuance of shares of the Company’s common stock or other securities that are convertible into or exchanged for the Company’s common stock, the authorized capital of the Company must be increased over the current 100,000,000 common shares.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Company’s position and or results of operations and could also result in the Company ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

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

2.  Deferred financing costs

During the six months ended June 30, 2007 the Company issued $625,000 in principal amount of its 10% senior convertible notes (note 4).  In connection with the placement of these notes, the Company incurred costs totaling $29,570, of which $20,610 was paid or payable in cash and $8,960 was paid through the issuance of 149,333 common shares of the Company.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

3.  Promissory notes payable

 The promissory notes payable bear interest at 12%, are due on demand, and are unsecured.

During the six months ended June 30, 2007, the Company issued $70,413 in principal amount of its promissory notes. Also during the six months ended June 30, 2007 the Company issued $810,000 principal amount of its 10% senior convertible notes in consideration for the cancellation of $636,407 in principal of and $173,593 in accrued interest on its promissory notes (note 4).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

4.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the notes at June 30, 2007 and December 31, 2006:

	Six months	Year
	Ended	Ended
	June 30, 2007	December 31, 2006
Balance beginning of period	$ 706,803	$ --

Note proceeds on issuance	1,435,000	1,400,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,675)	(2,800)
Allocated to additional paid-in capital	(105,991)	(401,402)
	(107,666)	(404,402)
Allocated to additional paid-in capital for the relative fair value of warrants
issued to holders of the notes	(102,515)	--
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(87,846)	(515,297)
Proceeds allocated to 10% senior secured convertible notes on issuance	1,136,973	480,301

Accretion recorded as a charge to interest and financing costs	233,570	164,599
Loss on extinguishment of debt at date of modification (note 7)	177,234	--
Modification of the 10% promissory note	--	100,000
Gain on extinguishment of debt at date of modification	--	(38,097)
Balance end of period	2,254,580	706,803
Current portion of 10% Senior convertible notes	535,773	--
	$ 1,718,807	$ 706,803

During the six months ended June 30, 2007, the Company issued an aggregate of $1,435,000 of its 10% senior convertible notes.  $625,000 of the notes were issued for cash; $810,000 of the notes were issued as consideration for the cancellation of $636,407 in principal of and $173,593 in accrued interest on its promissory notes (note 4).  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company.  The rate of conversion for $400,000 of the notes is one common share for each $0.03 of debt converted; the rate of conversion for $1,035,000 of the notes is one common share for each $0.06 of debt converted.  Holders of $835,000 of the notes may not exercise their conversion feature until such time as the authorized capital of the Company has been increased to at least 120,000,000 common shares.

The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest is payable quarterly, in arrears, at such time as the holder requests payment, and may, at the Company’s option, be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Company’s common stock is traded, for

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

4.  10% Senior convertible notes (continued)

the ten days prior to the date the interest is due to the holder.  $350,000 of the notes issued during this period are secured by a first position lien on all of the assets of the Company; the remaining $1,085,000 of the notes are unsecured.

Holders of the $625,000 notes issued for cash were granted 1,675,000 common shares of the Company upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $107,666, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

Holders of the $810,000 notes issued in consideration for the cancellation of 12% promissory notes were granted 810,000 common shares of the Company, such grant to take effect only if and when the authorized capital of the Company has been increased to at least 120,000,000 common shares. Accordingly, the contingent share grant relating to these notes was not recorded at the date of issuance, and will be recorded at such time as the contingency is resolved.

Holders of the $810,000 notes issued in consideration for the cancellation of 12% promissory notes were also granted 1,620,000 Series K warrants, which entitle the holders to purchase 1,620,000 common shares of the Company at an exercise price of $0.03 per share, and expire on June 21, 2011.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

At the date of issuance of $600,000 of the notes issued for cash, the conversion feature of the notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $87,846.  In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments, this amount was recorded as additional paid-in capital.

$25,000 of the notes issued for cash, as well as the $810,000 face value of notes issued as consideration for the cancellation of principal and accrued interest on its 12% promissory notes are not convertible until such time as the authorized capital of the Company has been increased to at least 120,000,000 common shares.  Accordingly, the contingent conversion feature of these notes was not recorded at the date of issuance, and will be recorded at such time as the contingency has been resolved.

On March 9, 2007, in conjunction with the issuance of $200,000 10% senior convertible notes, $900,000 of 10% senior convertible notes issued during 2006 were amended as follows:  the ratio at which the outstanding principal plus accrued interest thereon could be converted into common stock of the Company was changed from $0.10 to $0.06; interest on the notes shall be accrued until such time as the holder requests payment.  These amendments resulted in the terms of the amended notes being “substantially different” from the terms of the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.   Accordingly the Company accounted for the modification as an extinguishment of the original debt, which resulted in a loss on the extinguishment of debt of $177,234.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

The following table summarizes information regarding the 10% senior convertible notes outstanding at June 30, 2007:

		Unamortized	Carrying	Conversion	Maturity
	Face Value	Discount	Value	Rate	Date
Maturing within one year	$ 775,000	$ 239,227	$ 535,773	$0.06	Oct 2007 – June 2008

Long term	400,000	110,831	289,169	0.03	July 2008 – May 2009
	1,160,000	217,283	942,717	0.06	July 2008 – June 2009
	750,000	263,079	486,921	0.10	July 2008 – Oct 2008
	2,310,000	591,193	1,718,807

Total	$ 3,085,000	$ 830,420	$2,254,580

At June 30, 2007, $1,250,000 face value of the 10% Senior Convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $1,835,000 was unsecured.

5.  Stockholders’ Equity

(a)  Common stock transactions

During the six months ended June 30, 2007, the Company issued an aggregate of 659,001 shares of its common stock, valued at $39,887, to the holders of the 10% senior convertible notes, in satisfaction of $31,603 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $8,283 (note 8) was recognized in connection with this transaction.

During the six months ended June 30, 2007, the Company issued an aggregate of 3,025,000 shares of its common stock, valued at $139,150, for services rendered and to be rendered. $130,989, representing the value of services rendered under these contracts as at June 30, 2007 has been included in selling, general and administrative expenses for the period then ended; $8,161 has been included in prepaid expenses, and will be recognized as expense over the remaining term of the contracts.

During the six months ended June 30, 2007, the Company issued 1,000,000 shares of its common stock, valued at $37,000, in consideration for consulting services rendered during the period from October 1, 2006 to January 16, 2007.  $31,519, representing the value of services rendered prior to December 31, 2006, was included in accrued liabilities at December 31, 2006 and in selling, general and administrative expenses for the year then ended.  $5,481, representing the value of services rendered during the six months ended June 30, 2007, has been included in selling, general and administrative expense for the period then ended.

During the six months ended June 30, 2007, the Company issued an aggregate of 1,275,000 shares of its common stock, valued at $47,175, in settlement of accrued liabilities totaling $127,500.  A gain on settlement of debt in the amount of $80,324 was recognized in connection with this transaction.

In connection with the issuance of the Company’s 10% senior secured convertible notes during the six months ended June 30, 2007 (note 4), the Company issued a total of 1,675,000 of the Company’s common shares, valued at $107,666, to the holders of the notes.

In connection with the issuance of the Company’s 10% senior secured convertible notes during the six months ended June 30, 2007 (note 4), the Company also granted holders of the notes an additional 810,000 common shares of the Company, which shares were not issued during the period, but will be issued at such time as the authorized capital of the Company has been increased to at least 120,000,000 common shares, in accordance with the terms of the notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

During the six months ended June 30, 2007, the Company issued 149,333 shares of its common stock, valued at $6,659, in consideration for finance fees relating to the issuance of the Company’s 10% senior secured convertible notes (note 4).  100,000 of the shares were prepaid, which resulted in a gain on the transaction of $2,300.

 (b)  Transactions involving stock purchase warrants

During the six months ended June 30, 2007, the Company issued an aggregate of 3,120,000 series K warrants.  The Series K warrants entitle the holders to purchase a total of 3,120,000 common shares of the Company at an exercise price of $0.03 per share, are exercisable at any time, and expire on June 21, 2011.  The fair value of the warrants at date of issuance was calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 5%; expected volatility of 134%; and an expected life of 4 years.

1,620,000 of the Series K warrants were granted in connection with the issuance of the Company’s 10% Senior Convertible notes on June 21, 2007 (note 4). $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

1,500,000 of the Series K warrants, valued at $108,675, were issued as partial consideration for consulting services rendered and to be rendered.  In relation to this transaction, $6,937 has been included in selling, general and administrative expenses for the six months ended June 30, 2007.  The remaining $101,738 has been included in prepaid expenses, and will be expensed over the remaining twenty-two months of the contract term.

Effective May 15, 2007, the exercise price of the Company’s Series I warrants was adjusted from $0.10 to $0.03, in accordance with the terms of the warrant agreements, which provide for the conversion rate to be adjusted at such time as the Company issues debt or equity instruments having a conversion rate lower than the rate then in effect for the Series I warrants.  On May 15, 2007, the Company issued 10% senior convertible notes (note 4) having a conversion rate of $0.03.

On May 31, 2007, the 3,146,000 Series F warrants expired.

Following is a summary of stock purchase warrants outstanding at June 30, 2007 and December 31, 2006:

			Outstanding	Outstanding
	Exercise		June 30,	December 31,
	Price	Expiry	2007	2006
Series E	$0.33	December, 2007	1,635,000	1,635,000
Series F	0.50	May, 2007	--	3,146,000
Series I	0.03	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	650,000	650,000
Series K	0.15	June, 2011	3,120,000	--
			8,918,333	8,944,833

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

5.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of June 30, 2007, there were a total of 6,305,000 options granted under these plans, with exercise prices ranging from $0.04 to $0.33, and expiry dates ranging from May 7, 2008 to June 19, 2012.  All of these options are fully vested.  695,000 options remained available for grant under these plans as of June 30, 2007.

On June 11, 2007, the Company effected a cancellation of 2,667,302 options previously issued to employees and consultants, through a repurchase of the options from the holders for aggregate consideration of $2,661 to be settled in cash,and 5,100,000 newly issued options.  The newly issued options vested immediately; have an exercise price of $0.04; and an expiry date of June 10, 2012, with provision for early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  The incremental fair value of these options at the date of grant was $106,933, determined using the following weighted average assumptions:  expected dividend yield 9%; risk-free interest rate of 5.06%; expected volatility of 168%; and an expected life of 5 years.

Also on June 11, 2007, the Company granted 900,000 options as partial consideration for consulting services rendered and to be rendered.  $1,149, representing the value of services rendered under this contract as at June 30, 2007 has been included in selling, general and administrative expenses for the period then ended; $19,821 has been included in prepaid expenses, and will be recognized as expense over the remaining term of the contract. The fair value of these options at the date of grant was $20,970, determined using the following weighted average assumptions:  expected dividend yield 9%; risk-free interest rate of 5.06%; expected volatility of 168%; and an expected life of 5 years.

Following is a summary of stock options outstanding at June 30, 2007 and December 31, 2006:

	Six months ended June 30, 2007		Year ended December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	3,447,302	$ 0.50	5,252,302	$ 0.50
Granted	6,000,000	0.04	100,000	0.67
Cancelled	(2,667,302)	0.50	--	--
Expired	(408,000)	0.60	(1,655,000)	0.51
Forfeited	(67,000)	0.67	(250,000)	0.57
Options outstanding, end of period	6,305,000	$ 0.05	3,447,302	$ 0.50

Options exercisable, end of period	6,305,000	$ 0.05	3,297,302	$ 0.49

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

5.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options (continued)

The following table summarizes information regarding stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 06/30/07	contractual life	price	At 06/30/07	price
$ 0.33	305,000	0.9 years	$ 0.33	305,000	$ 0.33
0.04	6,000,000	5.0 years	0.04	6,000,000	0.04
	6,305,000		$ 0.05	6,305,000	$ 0.05

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, general and administrative	188,597	42,805	311,517	155,550
Research and development	19,458	3,313	19,458	6,626
Total stock-based compensation included in expenses	$ 208,055	$46,118	$330,975	$162,176

6.  Interest and Financing Costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest on the promissory notes; and the interest portion of capital lease payments.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

7.  Loss on extinguishment of debt and accrued liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss on settlement of $31,603 of accrued interest on 10% senior
secured convertible notes (note 7(a))	$ --	$ --	$ 8,283	$ --
Gain on issuance of 1,275,000 common shares, valued at $47,175, in
settlement of accrued liabilities totaling $127,500 (note 5(a))	--	--	(80,324)	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with
$200,000 in principal amount of the 10% senior convertible notes	--	--	(2,300)	--
Loss recognized on the modification of the 10% senior convertible
notes (note 6)	--	--	177,234	--
	$ --	$ --	$ 102,893	$ --

8.  Loss Per Share

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

	June 30, 2007	June 30, 2006
Stock options	6,305,000	4,902,302
Series E stock purchase warrants	1,635,000	2,155,000
Series F stock purchase warrants	--	3,146,000
Series G stock purchase warrants	--	400,000
Series H stock purchase warrants	--	2,652,500
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	--
Series K stock purchase warrants	3,120,000	--
	15,223,333	16,769,135

9.  Related Party Transactions

Included in promissory notes payable is $7,723 payable to a company controlled by a director of the Company, and $18,020 payable to a director.  $1,840 in accrued interest charges relating to these notes is included in accrued liabilities at June 30, 2007 (December 31, 2006: $221); $1,619 is included in interest and finance charges for the period then ended (June 30, 2006: $nil).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

June 30, 2007

 (Unaudited)

10.  Commitments

In April 2007, the lease period of the agreement for office space was extended for a period of three years.  Minimum annual rent payable under this contract, including operating costs, is approximately as follows:

2007	$37,247
2008	74,494
2009	74,494
2010	24,831
Total	$211,066

Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $15,796 (2006 - $15,785).  The anticipated remaining sublease income is approximately as follows:  2007 - $2,833.  The transaction has been recorded at the exchange amount.

Rent expense incurred under the operating lease for the six months ended June 30, 2007, net of sublease income was $49,449 (2006 - $57,239).

11.  Supplementary Cash Flow Information

The Company paid no income taxes during the six months ended June 30, 2007, nor during the six months ended June 30, 2006.   Interest paid in cash during the six months ended June 30, 2007 and June 30, 2006 was $684 and $1,209, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the six months ended June 30, 2007 and June 30, 2006:

	2007	2006

Debt issuance costs	$ 23,960	$ 46,385
Issuance of 659,001 shares of the Company’s common stock, valued at
$39,887, in settlement of interest payable in the amount of $31,603	39,887	--
Issuance of 1,275,000 shares of the Company’s common stock, valued
at $47,175, in settlement of accrued liabilities totaling $127,500	47,175	--
Issuance of 1,025,000 shares of the Company’s common stock, valued at
$38,150, in satisfaction of consulting fees payable, $31,519 of which was
included in accrued liabilities at December 31, 2006	38,150	--
Issuance of 3,000,000 shares of the Company’s common stock, valued at
$138,000, in respect of consulting services rendered and to be rendered	138,000	--
Payable to employees and consultants with respect to the repurchase
of options issued in prior periods	2,661	--
	$ 289,833	$ 46,385

12.  Subsequent events

On July 9, 2007 the Company purchased for cancellation all 1,635,000 of its outstanding Series E warrants, for cash consideration of $1,000.

Also on July 9, 2007 a holder of the Company’s 10% Senior Convertible notes exercised the conversion option and converted $50,000 in principal and $3,027 in accrued interest in exchange for 572,194 shares of common stock.

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

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•

our limited operating history;

•

our lack of sales to date;

•

our requirements for additional capital and operational funding;

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2006 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2007 Interim Consolidated Condensed Financial Statements.

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

In adopting SFAS 123R, the Company has applied the modified-prospective transition method.  Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, prior periods are not adjusted.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue:  We had no revenue during the three months ended June 30, 2007, nor during the three months ended June 30, 2006.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the three months ended June 30, 2007, we incurred a total of $502,101, including $313,504 in cash-based expenses and $188,597 in stock-based expenses, as compared to $444,064, of which $401,259 was cash-based and $42,805 was stock-based expense, during the three months ended June 30, 2006.  There was an overall increase in selling, general and administrative expenses of $58,037 (13%), comprised of a $145,792 (341%) increase in the stock-based component of this expense, which was partially offset by a $87,755 (22%) decrease in the cash-based component.

The majority of the decrease in the cash-based component of selling, general and administrative expenses occurred as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the three months ended June 30, 2006.  We have made efforts to reduce costs in these departments, through measures such as reducing the number of personnel, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

Cash-based administrative and investor relations expenses also decreased significantly during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006, primarily as a result of a reduction in fees paid to investor relations consultants, a reduction in salaries due to the retirement of a director and officer on December 31, 2006, and lower occupancy costs due to the reduction in size of leased premises.  These reductions were partially offset by additional legal fees relating to the action brought against the Company by a former director, and costs associated with our ongoing efforts to reinstate our stock listing on the Nasdaq OTC bulletin board.

The stock-based component of selling, general and administrative expense for the three month period ended June 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during first quarter of 2007 on the issuance of common stock in consideration for services rendered and to be rendered; amortization of prepaid consulting fees recorded during the three months ended June 30, 2007 on the issuance of options and warrants in consideration for consulting services rendered and to be rendered; the incremental value of stock options issued during the three months ended June 30, 2007 in exchange for the repurchase and cancellation of options issued in prior years; and the fair value of unvested employee stock options earned during the period.  The stock-based component of this expense for the three-month period ended June 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; and the fair value of unvested employee stock options earned during the period, which was partially offset by the reversal of the fair value of unvested employee stock options previously recognized, in respect of unvested options forfeited during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended June 30, 2007, we incurred $347,762, including $328,304 in cash-based expenses and $19,458 in stock-based expenses, developing our software applications, compared to $296,598, of which $293,285 was cash-based and $3,313 was stock-based expense, during the three months ended June 30, 2006.  Total research and development expenses increased by $51,164 (17%), comprised of a $35,019 (12%) increase in the cash-based component, and a $16,145 (487%) increase in the stock-based component of this expense.  The increase in the cash-based component is due primarily to the costs incurred during the period for the development of a software component by another software development contractor, designed to assist a customer in implementing our software, for which there was no comparable cost during the three months ended June 30, 2006. This increase was partially offset by a reduction in consulting fees paid to the Europe-based contract development group as a result of a decrease in the number of personnel deployed to our development activities from an average of 19 personnel during the three months ended June 30, 2006, to an average of 5 personnel during the three months ended June 30, 2007.

Stock-based research and development expenses for the three months ended June 30, 2007 consisted of the incremental value of options issued to a consultant in exchange for the repurchase and cancellation of options previously issued, for which there was no comparable transaction during the three months ended June 30, 2006.  Stock-based expenses for the three months ended June 30, 2006 consisted of the fair value of unvested employee stock options earned during the period, for which there was no comparable transaction during the three months ended June 30, 2007.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2007 and 2006 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the three months ended June 30, 2007, we incurred $241,326 in interest and financing costs, an increase of $188,673 (358%) over the $52,653 in interest and financing costs incurred during the three months ended June 30, 2006.

Of the $241,326 in interest and financing costs we incurred during the three months ended June 30, 2007, $222,826 relates to our 10% senior convertible notes, $18,189 relates to our promissory notes and $311 relates to the capital lease. Of the $52,653 in interest and financing costs we incurred during the three months ended June 30, 2006, $36,057 relates to our 10% senior convertible notes, $16,022 relates to our promissory notes and $574 relates to the capital lease.

The $222,826 in interest and financing costs relating to our 10% senior convertible notes for the three months ended June 30, 2007 is comprised of:  $52,804 of accrued interest charges; $137,288 of accretion of the principal through charges to interest expenses; and $32,734 of amortization of deferred financing costs.    The $36,057 in interest and financing costs relating to our 10% senior convertible notes for the three months ended June 30, 2006 is comprised of:  $4,167 of accrued interest charges; $27,618 of accretion of the principal through charges to interest expenses; and $4,272 of amortization of deferred financing costs.  The increase of $186,769 (518%) in interest and financing costs relating to our 10% senior convertible notes is a result of  an increase of  $2,535,000 in the principal balance of the notes during the period from July 2006 to June 2007, which increased the balance on which interest was charged during the three months ended June 30, 2007.

Interest on our promissory notes increased by $2,167 (14%), from $16,022 during the three months ended June 30, 2006, to $18,189 during the three months ended June 30, 2007.  This increase occurred as a result of an increase of $374,511 in the principal outstanding on the notes during the period from July 2006 to June 2007, which increased the balance on which interest was charged during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Net loss: We incurred a loss of $1,141,638 ($0.02 per share) for the three months ended June 30, 2007, compared to a loss of $813,798 ($0.02 per share) for the three months ended June 30, 2006.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue:  We had no revenue during the six months ended June 30, 2007, nor during the six months ended June 30, 2006.Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the six months ended June 30, 2007, we incurred a total of $930,233, including $618,716 in cash-based expenses and $311,517 in stock-based expenses, as compared to $994,800, of which $839,250 was cash-based and $155,550 was stock-based expense, during the six months ended June 30, 2006.  There was an overall decrease in selling, general and administrative expenses of $64,567 (6%), comprised of a $220,534 (26%) decrease in the cash-based component, which was partially offset by a $155,967 (100%) increase in the stock-based component of this expense.

The majority of the decrease in the cash-based component of selling, general and administrative expenses occurred as a result of a reduction in the level of activity of our sales and marketing departments, as compared to the level of activity of these departments during the six months ended June 30, 2006.  We have made efforts to reduce costs in these departments, through measures such as reducing the number of personnel, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor these costs as we work within current budgetary limits leading up to the full commercial release of our products.

Cash-based administrative and investor relations expenses also decreased significantly during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, primarily as a result of a reduction in fees paid to investor relations consultants, a reduction in salaries due to the retirement of a director and officer on December 31, 2006, and lower occupancy costs due to the reduction in size of leased premises.  These reductions were partially offset by additional legal fees relating to the action brought against the Company by a former director, and costs associated with our ongoing efforts to reinstate our stock listing on the Nasdaq OTC bulletin board.

The stock-based component of selling, general and administrative expense for the six month period ended June 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during first quarter of 2007 on the issuance of common stock in consideration for services rendered and to be rendered; amortization of prepaid consulting fees recorded during the six months ended June 30, 2007 on the issuance of options and warrants in consideration for consulting services rendered and to be rendered; the incremental value of stock options issued during the six months ended June 30, 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the period; and the fair value of unvested employee stock options earned during the period.  The stock-based component of this expense for the six-month period ended June 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; the fair value of common stock issued as compensation for services rendered during the period; and the fair value of unvested employee stock options earned during the period, which was partially offset by the reversal of the fair value of unvested employee stock options previously recognized, in respect of unvested options forfeited during the period

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the six months ended June 30, 2007, we incurred $590,986, including $571,528 in cash-based expenses and $19,458 in stock-based expenses, developing our software applications, compared to $599,991, of which $593,365 was cash-based and $6,626 was stock-based expense, during the six months ended June 30, 2006.  Total research and development expenses decreased by $9,005 (2%), comprised of a $21,837 (4%) decrease in the cash-based component, which was partially offset by a $12,832 (194%) increase in the stock-based component of this expense.  The decrease in the cash-based component is due primarily to a reduction in consulting fees paid to the Europe-based contract development group as a result of a decrease in the number of personnel deployed to our development activities from an average of 19 personnel during the six months ended June 30, 2006, to an average of 13 personnel during the six months ended June 30, 2007.  This decrease was partially offset by costs incurred during the period for the development of a software component by another software development contractor, designed to assist a customer in implementing our software, for which there was no comparable cost during the six months ended June 30, 2006.

Stock-based research and development expenses for the six months ended June 30, 2007 consisted of the incremental value of options issued to a consultant in exchange for the repurchase and cancellation of options previously issued, for which there was no comparable transaction during the six months ended June 30, 2006.  Stock-based expenses for the six months ended June 30, 2006 consisted of the fair value of unvested employee stock options earned during the period, for which there was no comparable transaction during the six months ended June 30, 2007.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2007 and 2006 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the six months ended June 30, 2007, we incurred $426,577 in interest and financing costs, an increase of $362,734 (568%) over the $63,843 in interest and financing costs incurred during the six months ended June 30, 2006.

Of the $426,577 in interest and financing costs we incurred during the six months ended June 30, 2007, $388,810 relates to our 10% senior convertible notes, $37,083 relates to our promissory notes and $684 relates to the capital lease. Of the $63,843 in interest and financing costs we incurred during the six months ended June 30, 2006, $36,057 relates to our 10% senior convertible notes, $26,577 relates to our 12% promissory notes and $1,209 relates to the capital lease.

 The $388,810 in interest and financing costs relating to our 10% senior convertible notes for the six months ended June 30, 2007 is comprised of:  $95,237 of accrued interest charges; $233,570 of accretion of the principal through charges to interest expenses; and $60,003 of amortization of deferred financing costs.    The $36,057 in interest and financing costs relating to our 10% senior convertible notes for the six months ended June 30, 2006 is comprised of:  $4,167 of accrued interest charges; $27,618 of accretion of the principal through charges to interest expenses; and $4,272 of amortization of deferred financing costs.  The increase of $352,753 (978%) in interest and financing costs relating to our 10% senior convertible notes is a result of  an increase of  $2,535,000 in the principal balance of the notes during the period from July 2006 to June 2007, which increased the balance on which interest was charged during the six months ended June 30, 2007.

Interest on our promissory notes increased by $10,506 (40%), from $26,577 during the six months ended June 30, 2006, to $37,083 during the six months ended June 30, 2007.  This increase occurred as a result of an increase of $374,511 in the principal outstanding on the notes during the period from July 2006 to June 2007, which increased the balance on which interest was charged during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

Loss on extinguishment of debt and accrued liabilities:  During the six months ended June 30, 2007, we recorded a net loss on extinguishment of debt in the amount of $102,893. This total is comprised of a number of transactions involving the restructuring of our debt securities.  The terms of our 10% senior secured convertible notes were modified.  A loss of $177,234 was recorded on this transaction.  We also incurred a loss of $8,283 on the settlement of accrued interest on our 10% senior secured convertible notes and our 10% senior secured notes, as a result of the difference in market value of the stock issued in settlement, and the actual amount of the liability settled.  These losses were partially offset by a gain of $80,324 on the issuance of 1,275,000 common shares, valued at $47,175, in settlement of accrued liabilities totaling $127,500, and a gain of $2,300 on the issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable.  There were no comparable transactions during the six months ended June 30, 2006.

Net loss: We incurred a loss of $2,118,565 ($0.05 per share) for the six months ended June 30, 2007, compared to a loss of $1,691,662 ($0.05 per share) for the six months ended June 30, 2006.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses. Moreover, in order to raise additional capital involving the issuance of shares of the Company’s common stock or other securities that are convertible into or exchanged for the Company’s common stock, the authorized capital of the Company must be increased over the current 100,000,000 common shares.

At June 30, 2007, we had $49,785 in cash and cash equivalents, and at December 31, 2006, we had $7,780 in cash and cash equivalents.  Our cash and cash equivalents increased by $42,005 during the six months ended June 30, 2007.  Our net loss during the period of $2,118,565, and resulting cash used in operations of $644,936, were partially offset by an increase in cash resulting from the issuance of $625,000 of 10% senior convertible notes, and $70,413 from the issuance of promissory notes.  Our cash and cash equivalents decreased by $48,290 during the six months ended June 30, 2006 primarily as a result of our net loss of $1,691,662, and resulting cash used in operations of $841,949, which were partially offset by an increase in cash resulting from the issuance of  $550,000 10% senior convertible notes, and $245,200 in 12% promissory notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2006.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit raise substantial doubt regarding our ability to continue as a going concern    At June 30, 2007, we had negative working capital of $2,051,310 and an accumulated deficit during the development stage of $26,761,747; for the six months then ended we had a net loss of $2,118,565, and negative cash flow from operations of $644,936; and note 1 to our unaudited interim condensed financial statements for the period ended June 30, 2007 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

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

We anticipate additional commercial sales during the third quarter of 2007, however we cannot be assured that this will be the case.  During the six months ended June 30, 2007 one of our full-time employees left the Company.  We have no plans to hire additional personnel during the next 6 months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  However, in order to raise additional capital involving the issuance of shares of the Company’s common stock or other securities that are convertible into or exchanged for the Company’s common stock, the authorized capital of the Company must be increased over the current 100,000,000 common shares.  Since February 2006, we have engaged financial advisers to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.   During the six months ended June 30, 2007, we issued $70,413 of promissory notes and $625,000 of 10% senior secured convertible notes, which generated cash for funding operations.  During this period we issued a further $810,000 in 10% senior convertible notes in consideration for the cancellation of $810,000 of principal and accrued interest on our 12% promissory notes, which will reduce the overall cash-based interest charges on our debt.  In addition, we issued 4,025,000 common shares in consideration for consulting services rendered and to be rendered, 149,333 common shares in consideration for finance fees, 1,275,000 common shares in settlement of accrued liabilities, 900,000 options and 1,500,000 Series K warrants in consideration of consulting services rendered and to be rendered; and 659,001 common shares issued in settlement of accrued interest on our 10% senior secured convertible notes and our 10% senior convertible notes, all of which reduced our requirement for cash.  We also issued 5,100,000 new options as partial consideration for the cancellation of 2,667,302 options previously issued, as an incentive to current personnel, which also reduced our requirement for cash.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the six months ended June 30, 2007 decreased by approximately 4% as compared to the six months ended June 30, 2006, as a result of cash conservation efforts.  Cash-based selling, general and administrative expenses for the six months ended June 30, 2007 decreased by approximately 26% as compared to the six months ended June 30, 2006, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operations.”

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

Lack of timely preparation of back up schedules.  Throughout 2005 and until the third quarter of 2006, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, we did not file our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 until November 24, 2006, nor did we file our annual report on form 10-KSB for the year ended December 31, 2006 until May 18, 2007, which late filings were partially the result of our lack of timely preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  One of our objectives in hiring the part-time consultant during the fourth quarter of 2005 to perform routine, month end accounting procedures, was to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.  This individual provided some assistance in these areas, however the arrangement did not work out as anticipated, and the consultant was no longer engaged by us as of May 2006.  Effective during the latter part of the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 15 and June 5, 2007, the Company issued an aggregate of $450,000 of its 10% senior convertible notes to accredited investors.  The 10% senior convertible notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, at a conversion rate of 1 common share for every $0.03 in principal converted.  In addition, the Company issued 1,200,000 shares of its common stock pursuant to the terms of the notes.

On June 11, 2007, the Company effected a cancellation of 2,667,302 options previously issued to employees and consultants, through a repurchase of the options from the holders for aggregate consideration of $2,661 plus 5,100,000 newly issued options.  The newly issued options are fully vested; have an exercise price of $0.04; and an expiry date of June 10, 2012, with provision for early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.

On June 11 and June 21, the Company issued 900,000 options and 1,500,000 warrants, respectively, to an unrelated accredited investor, in consideration for consulting services rendered and to be rendered.  The 900,000 options are fully vested; have an exercise price of $0.04; and an expiry date of June 10, 2012, with provision for early forfeiture in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  The 1,500,000 warrants entitle the holder to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share, are exercisable at any time, and expire on June 21, 2011.

On June 21, 2007, the Company issued $810,000 of its 10% senior convertible notes to accredited investors, in consideration for the cancellation of $636,407 in principal of and $173,593 in accrued interest on its 12% promissory notes.  The 10% senior convertible notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, subject to the authorized capital of the Company being increased to at least 120,000,000 common shares; such conversion will be at the rate of 1 common share for every $0.06 in principal converted.  In addition, the Company granted 810,000 shares of its common stock pursuant to the terms of the notes, such shares becoming issuable to the investor only at such time as the authorized capital of the Company is increased to at least 120,000,000 common shares.  The investors also received 1,620,000 warrants to purchase 1,620,000 shares of the Company’s common stock at an exercise price of $0.03 per share.  The warrants are exercisable at any time, and expire on June 21, 2011.

On June 22, 2007, the Company issued $25,000 of its 10% senior convertible notes to an accredited investor.  The 10% senior convertible notes and accrued interest thereon are convertible, at the sole discretion of the holder, into shares of the Company’s common stock, at any time, subject to the authorized capital of the Company being increased to at least 120,000,000 common shares; such conversion will be at the rate of 1 common share for every $0.06 in principal converted.  In addition, the Company issued 75,000 shares of its common stock pursuant to the terms of the notes.

On July 9, 2007 the Company purchased for cancellation, from an accredited investor, all 1,635,000 of its outstanding Series E warrants, for cash consideration of $1,000.

On July 9, 2007 the Company issued 572,194 shares of its common stock to an accredited investor in relation to the conversion of $50,000 in principal of and $3,027 in accrued interest on the 10% Senior Convertible notes.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6.  Exhibits

(a)  Exhibits.

4.1	Form of Series J warrant
4.2	Form of Series K warrant
4.3	Form of 10% Senior Convertible Notes
4.4	Form of 10% Senior Convertible Notes
4.5	Form of 10% Senior Convertible Notes
4.6	Form of 10% Senior Secured Convertible Notes
4.7	Form of Security Agreement
10.1	Nonqualified Stock Option Agreement (Bruce Benn)
10.2	Nonqualified Stock Option Agreement (Ronald Benn)
10.3	Option Relinquishment and Release Agreement (Bruce Benn)
10.4	Option Relinquishment and Release Agreement (Ronald Benn)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: August 16, 2007

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: August 16, 2007