Form 10QSB
period 2007-09-30
VALIDIAN CORP
filed 2007-11-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  48,377,597 Shares of the issuer’s Common Stock were outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,544	$ 7,780
Accounts receivable	18,756	14,628
Prepaid expenses	81,430	154,674
	101,730	177,082
Property and equipment, net of accumulated depreciation of $223,719
(December 31, 2006 - $196,598)	8,735	34,971
Deferred financing costs, net of accumulated amortization of $110,527
(December 31, 2006 - $50,528) (note 2)	102,343	169,403

Total assets	$ 212,808	$ 381,456
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9) Promissory notes payable (note 3)	$ 1,826,398 199,833	$ 1,215,514 603,928
Deferred revenue	155,000	155,000
Current portion of capital lease obligation	3,347	5,084
Current portion of 10% Senior convertible notes (note 4)	1,176,728	--
Total current liabilities	3,361,306	1,979,526

10% Senior convertible notes (note 4)	1,207,317	706,803
Capital lease obligation	--	1,466
Total liabilities	4,568,623	2,687,795
Stockholders’ Deficiency (note 5):
Common stock, ($0.001 par value. Authorized 100,000,000 shares; issued and outstanding 47,567,597 and 39,212,069 shares at September 30, 2007 and December 31, 2006, respectively.)	47,567	39,212
Preferred stock ($0.001 par value. Authorized 7,000,000 shares; issued
and outstanding Nil shares at September 30, 2007 and at December 31, 2006)	--	--
Additional paid in capital	23,177,940	22,326,065
Deficit accumulated during the development stage	(27,552,888)	(24,643,182)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2007 and December 31, 2006, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,355,815)	(2,306,339)

Basis of presentation (note 1)
Commitments (note 10)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$212,808	$381,456

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2007 and 2006

And for the Period from August 3, 1999 to September 30, 2007

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,		Period from August 3, 1999 to September 30,
	2007	2006	2007	2006	2007
Operating expenses (income):
Selling, general and administrative (note 10)	$418,121	$ 481,349	$ 1,348,354	$ 1,476,149	$12,722,692
Research and development	35,276	192,496	626,262	792,487	8,726,974
Depreciation of property and equipment	4,712	14,745	27,121	47,707	413,708
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	458,109	688,590	2,001,737	2,316,343	23,466,867

Loss before other income (expenses)	(458,109)	(688,590)	(2,001,737)	(2,316,343)	(23,446,867)

Other income (expenses):
Interest income	19	32	213	195	61,448
Gain (loss) on extinguishment of debt (note 7)	--	34,347	(102,893)	34,347	69,917
Interest and financing costs (note 6)	(295,068)	(127,761)	(721,645)	(191,604)	(4,076,365)
Other	(37,983)	(3,994)	(83,644)	(4,223)	(141,021)
	(333,032)	(97,376)	(907,969)	(161,285)	(4,086,021)
Net loss	$(791,141)	$(785,966)	$(2,909,706)	$(2,477,628)	$(27,552,888)

Loss per share – basic and diluted (note 8)	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding during period	47,517,841	35,617,843	46,110,740	34,039,303

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2007

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering develop- ment stage	Deficit accumulated during development stage	Accumulated other compre- hensive income (loss)	Treasury stock	Total

Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$(5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)
Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042

Fair value of stock purchase

  options issued to unrelated

  parties for services

Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures

Intrinsic value of beneficial

  conversion feature on 4%

  convertible debentures

  issued to unrelated parties

	– – –	– – –	597,102 355,186 244,814	– – –	– – –	– – –	– – –	597,102 355,186 244,814
Net loss and comprehensive loss	–	–	–	–	(3,001,900)	–	–	(3,001,900)
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$(9,033,066)	$ –	$(49,738)	$1,781,087

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2007

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

For the period from December 31, 1998 to September 30, 2007

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2005	32,883,691	$ 32,883	$20,951,097	$ 21,304	$ (21,255,891)	$ –	$(49,738)	$ (300,345)
Shares issued in consideration of consulting services	800,000	800	106,700	–	–	–	–	107,500
Fair value of employee stock options earned during period	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of unvested employee stock options recognized in the current and prior periods, on forfeiture of the options	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the exercise of stock purchase warrants	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to the terms of the 10% senior convertible notes	2,800,000	2,800	401,602	–	–	–	–	404,402
Shares issued pursuant to the
terms of the 10% promissory
note	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to the
terms of an agreement to extend
the payment terms of finance fees
payable	100,000	100	11,400	–	–	–	–	11,500
Shares issued in satisfaction of
finance fees payable, which were
included in accounts payable and
accrued liabilities	250,000	250	28,500	–	–	–	–	28,750
Intrinsic value of beneficial conversion feature on the 10% senior convertible notes	–	–	515,297	–	–	–	–	515,297
Shares issued in satisfaction of
interest payable	118,378	119	13,518	–	–	–	–	13,637
Shares issued in satisfaction of
penalty for non-timely payment
of the 10% promissory note	500,000	500	44,500	–	–	–	–	45,000
Shares issued in consideration for
finance fees related to the
issuance of convertible and
promissory notes	740,000	740	75,720	–	–	–	–	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$(2,306,339)

See accompanying notes to unaudited interim consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2007

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	(2,306,339)
Shares issued in consideration of
consulting services rendered
and to be rendered	4,025,000	4,025	172,125	–	–	–	–	176,150
Shares issued in consideration of
finance fees relating to the
issuance of 10% senior
convertible notes (note 5(a))	149,333	149	6,510	–	–	–	–	6,659
Shares issued in settlement of
accrued liabilities (note 5(a))	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of employee stock
options earned during the period	–	–	2,727	–	–	–	–	2,727
Incremental value of stock
options issued during the period
in exchange for the repurchase
and cancellation of options
previously issued (note 5(c))	–	–	106,933	–	–	–	–	106,933
Shares issued pursuant to the
terms of the 10% senior
convertible notes (note 4)	1,675,000	1,675	105,991	–	–	–	–	107,666
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible
notes (note 4)	–	–	87,846	–	–	–	–	87,846
Shares issued on conversion of
10% senior convertible notes
(note 4)	572,194	572	52,455	–	–	–	–	53,027
Relative fair value of warrants
issued pursuant to the terms of
the 10% senior convertible
notes (note 4)	–	–	102,515	–	–	–	–	102,515
Fair value of warrants issued in
consideration of consulting
services rendered (note 5(b))	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered (note 5(c))	–	–	20,970	–	–	–	–	20,970
Net loss and comprehensive loss	–	–	–	–	(2,909,706)	–	–	(2,909,706)
Balances at September 30, 2007	47,567,597	$47,567	$23,177,940	$21,304	$(27,552,888)	–	$(49,738)	$(4,355,815)

See accompanying notes to unaudited interim consolidated condensed financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

And for the Period from August 3, 1999 to September 30, 2007

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$ (2,909,706)	$(2,477,628)	$ (27,552,888)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	27,121	47,707	413,708
Stock-based compensation	460,696	210,366	3,000,270
Non-cash interest and financing expense	720,703	189,474	4,071,420
Loss (gain) on extinguishment of debt and accrued liabilities (note 7)	102,893	(34,347)	(69,917)
Non-cash penalties	--	11,500	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,128)	63,195	7,046
Prepaid expenses	(855)	(13,256)	(137,987)
Accounts payable and accrued liabilities	749,425	686,222	3,313,537
Deferred revenue	--	130,000	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(853,851)	(1,186,767)	(15,060,808)
Cash flows from investing activities:
Additions to property and equipment	(884)	--	(527,427)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(884)	--	(372,463)
Cash flows from financing activities:
Capital lease repayments	(3,203)	(2,576)	(11,419)
Issuance of promissory notes payable	232,312	551,177	3,927,505
Issuance of 10% senior convertible notes	625,000	600,000	2,025,000
Debt issuance costs	(5,610)	(36,500)	(919,983)
Proceeds from exercise of stock purchase warrants	--	10,000	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Repayment of promissory notes	--	(4,610)	(44,855)
Net cash provided by financing activities	848,499	1,117,491	15,381,585

Effects of exchange rates on cash and cash equivalents	--	--	18,431
Net increase (decrease) in cash and cash equivalents	(6,236)	(69,276)	(33,255)
Cash and cash equivalents:
Beginning of period	7,780	71,193	34,799
End of period	$ 1,544	$ 1,917	$ 1,544

See accompanying notes to unaudited interim period consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2007. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has a stockholders’ deficiency of $4,355,815 as at September 30, 2007, and has incurred a loss of $2,909,706 and negative cash flow from operations of $853,851 for the nine months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenditures of approximately $2.6 million for the year ending December 31, 2007.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

September 30, 2007

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

2.  Deferred financing costs

During the nine months ended September 30, 2007 the Company issued $625,000 in principal amount of its 10% senior convertible notes (note 4).  In connection with the placement of these notes, the Company incurred costs totaling $29,570, of which $20,610 was paid or payable in cash and $8,960 was paid through the issuance of 149,333 common shares of the Company.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

3.  Promissory notes payable

 The promissory notes payable bear interest at 12%, are due on demand, and are unsecured.

During the nine months ended September 30, 2007, the Company issued $226,832 in principal amount of its promissory notes. Also during the nine months ended September 30, 2007 the Company issued $810,000 principal amount of its 10% senior convertible notes in consideration for the cancellation of $636,407 in principal of and $173,593 in accrued interest on its promissory notes (note 4).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

4.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the notes at September 30, 2007 and December 31, 2006:

	Nine months	Year
	Ended	Ended
	September 30, 2007	December 31, 2006
Balance beginning of period	$ 706,803	$ --

Note proceeds on issuance	1,435,000	1,400,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,675)	(2,800)
Allocated to additional paid-in capital	(105,991)	(401,402)
	(107,666)	(404,402)
Allocated to additional paid-in capital for the relative fair value of warrants
issued to holders of the notes	(102,515)	--
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(87,846)	(515,297)
Proceeds allocated to 10% senior convertible notes on issuance	1,136,973	480,301

Accretion recorded as a charge to interest and financing costs	413,035	164,599
Principal converted pursuant to the terms of the note (note 5(a))	(50,000)	--
Loss on extinguishment of debt at date of modification (note 7)	177,234	--
Modification of the 10% promissory note	--	100,000
Gain on extinguishment of debt at date of modification	--	(38,097)
Balance end of period	2,384,045	706,803
Current portion of 10% senior convertible notes	1,176,728	--
	$ 1,207,317	$ 706,803

During the nine months ended September 30, 2007, the Company issued an aggregate of $1,435,000 of its 10% senior convertible notes.  $625,000 of the notes were issued for cash; $810,000 of the notes were issued as consideration for the cancellation of $636,407 in principal of and $173,593 in accrued interest on its promissory notes (note 3).  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company.  The rate of conversion for $400,000 of the notes is one common share for each $0.03 of debt converted; the rate of conversion for $1,035,000 of the notes is one common share for each $0.06 of debt converted.  Holders of $835,000 of the notes were not able to exercise their conversion feature until such time as the authorized capital of the Company was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Company’s Annual General Meeting, an increase in the Company’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved; as such, the contingent conversion feature of the notes was resolved, and accounted for, as of that date.

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

September 30, 2007

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

Holders of the $810,000 notes issued in consideration for the cancellation of promissory notes were granted 810,000 common shares of the Company, such grant to take effect only if and when the authorized capital of the Company was increased to at least 120,000,000 common shares. On October 4, 2007, at the Company’s Annual General Meeting, an increase in the Company’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved.  Accordingly, the $52,902 relative fair value of the contingent share grant relating to these notes was not recorded at the date of issuance, but was recorded as a reclassification from notes payable to share capital and additional paid-in capital on October 4, 2007, being the date on which the contingency was resolved.

Holders of the $810,000 notes issued in consideration for the cancellation of promissory notes were also granted 1,620,000 Series K warrants, which entitle the holders to purchase 1,620,000 common shares of the Company at an exercise price of $0.03 per share, and expire on June 21, 2011.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

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

$25,000 of the notes issued for cash, as well as the $810,000 face value of notes issued as consideration for the cancellation of principal and accrued interest on its 12% promissory notes were not convertible until such time as the authorized capital of the Company was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Company’s Annual General Meeting, an increase in the Company’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved.  Accordingly, the $427,708 intrinsic value of the contingent conversion feature of these notes was not recorded at the date of issuance, but was recorded as a reclassification from notes payable to additional paid-in capital on October 4, 2007, being the date on which the contingency was resolved.

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

On July 9, 2007, a holder of the Company’s 10% senior convertible notes exercised the conversion option and converted $50,000 in principal and $3,027 in accrued interest in exchange for 572,194 shares of common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

4.  10% Senior convertible notes (continued)

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2007:

		Unamortized	Carrying	Conversion	Maturity
	Face Value	Discount	Value	Rate	Date
Maturing within one year	$ 150,000	$ 15,095	$ 134,905	$0.03	July 2008
	1,125,000	271,018	853,982	0.06	Oct 2007 – July 08
	200,000	12,159	187,841	0.10	July 2008
	1,475,000	298,272	1,176,728

Long term	250,000	81,394	168,606	0.03	May 2009
	810,000	89,096	720,904	0.06	June 2009
	500,000	182,193	317,807	0.10	Oct 2008
	1,560,000	352,683	1,207,317

Total	$ 3,035,000	$ 650,955	$2,384,045

At September 30, 2007, $1,250,000 face value of the 10% senior convertible notes was secured by a first position lien on all of the assets of the Company.  The remaining $1,785,000 was unsecured.

5.  Stockholders’ Equity

(a)  Common stock transactions

During the nine months ended September 30, 2007, the Company issued an aggregate of 659,001 shares of its common stock, valued at $39,887, to the holders of the 10% senior convertible notes, in satisfaction of $31,604 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $8,283 (note 7) was recognized in connection with this transaction.

During the nine months ended September 30, 2007, the Company issued an aggregate of 3,025,000 shares of its common stock, valued at $139,150, for services rendered. $139,150, representing the value of services rendered under these contracts has been included in selling, general and administrative expenses for the period ended September 30, 2007.

During the nine months ended September 30, 2007, the Company issued 1,000,000 shares of its common stock, valued at $37,000, in consideration for consulting services rendered during the period from October 1, 2006 to January 16, 2007.  $31,519, representing the value of services rendered prior to December 31, 2006, was included in accrued liabilities at December 31, 2006 and in selling, general and administrative expenses for the year then ended.  $5,481, representing the value of services rendered during the nine months ended September 30, 2007, has been included in selling, general and administrative expense for the period then ended.

During the nine months ended September 30, 2007, the Company issued an aggregate of 1,275,000 shares of its common stock, valued at $47,175, in settlement of accrued liabilities totaling $127,499.  A gain on settlement of debt in the amount of $80,324 was recognized in connection with this transaction.

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2007 (note 4), the Company issued a total of 1,675,000 of its common shares, valued at $107,666, to the holders of the notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

5.  Stockholders’ Equity (continued)

(a)  Common stock transactions (continued)

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2007 (note 4), the Company also granted holders of the notes an additional 810,000 common shares of the Company, which shares were not issued during the period, in accordance with the terms of the notes, which precluded issuing the shares until such time as the authorized capital of the Company was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Company’s Annual General Meeting, an increase in the Company’s authorized capital from 100,000,000 to 300,000,000 common shares was approved; the related shares were issued subsequently.

On July 9, 2007, a holder of the Company’s 10% senior convertible notes (note 4) exercised the conversion option and converted $50,000 in principal and $3,027 in accrued interest in exchange for 572,194 shares of common stock.

During the nine months ended September 30, 2007, the Company issued 149,333 shares of its common stock, valued at $6,659, in consideration for finance fees relating to the issuance of the Company’s 10% senior secured convertible notes (note 4).  100,000 of the shares were prepaid, which resulted in a gain on the transaction of $2,300.

 (b)  Transactions involving stock purchase warrants

During the nine months ended September 30, 2007, the Company issued an aggregate of 3,120,000 series K warrants.  The Series K warrants entitle the holders to purchase a total of 3,120,000 common shares of the Company at an exercise price of $0.03 per share, are exercisable at any time, and expire on June 21, 2011.  The $211,190 fair value of the warrants at date of issuance was calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 5%; expected volatility of 134%; and an expected life of 4 years.

1,620,000 of the Series K warrants were granted in connection with the issuance of the Company’s 10% senior convertible notes on June 21, 2007 (note 4). $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

1,500,000 of the Series K warrants were issued as partial consideration for consulting services which were to have been rendered over a two-year period commencing May 15, 2007.  On July 25, 2007 the contract was terminated; consequently, $108,675, representing the value of the Series K warrants issued in connection with this contract, has been included in selling, general and administrative expenses for the nine months ended September 30, 2007.

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

On May 31, 2007, the 3,146,000 Series F warrants expired.

On July 9, 2007, the 1,635,000 Series E warrants were repurchased and cancelled for cash consideration of $1,000.  At the date of repurchase, the fair value of the Series E warrants was nil, as calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of  4.85%; expected volatility of 188%; and an expected life of .48 years.  The $1,000 cost of repurchasing the Series E warrants has been included in general and administrative expenses.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

5.  Stockholders’ Equity (continued)

(b)  Transactions involving stock purchase warrants (continued)

Following is a summary of stock purchase warrants outstanding at September 30, 2007 and December 31, 2006:

			Outstanding	Outstanding
	Exercise		September 30,	December 31,
	Price	Expiry	2007	2006
Series E	$0.33	December, 2007	--	1,635,000
Series F	0.50	May, 2007	--	3,146,000
Series I	0.03	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	650,000	650,000
Series K	0.03	June, 2011	3,120,000	--
			7,283,333	8,944,833

(c)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 7,000,000 options to purchase 7,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of September 30, 2007, there were a total of 6,305,000 options granted under these plans, with exercise prices ranging from $0.04 to $0.33, and expiry dates ranging from May 7, 2008 to June 19, 2012.  All of these options are fully vested.  695,000 options remained available for grant under these plans as of September 30, 2007.

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

Also on June 11, 2007, the Company granted 900,000 options as partial consideration for consulting services which were to have been rendered over a two-year period commencing May 15, 2007.  On July 25, 2007 the contract was terminated; consequently, $20,970, representing the value of the options issued in connection with this contract, has been included in selling, general and administrative expenses for the nine months ended September 30, 2007.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 9%; risk-free interest rate of 5.06%; expected volatility of 168%; and an expected life of 5 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

5.  Stockholders’ Equity (continued)

(c)

Transactions involving stock options (continued)

Following is a summary of stock options outstanding at September 30, 2007 and December 31, 2006:

	Nine months ended September 30, 2007		Year ended December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	Price	# of Options	Price
Options outstanding, beginning of period	3,447,302	$ 0.50	5,252,302	$ 0.50
Granted	6,000,000	0.04	100,000	0.67
Cancelled	(2,667,302)	0.50	--	--
Expired	(408,000)	0.60	(1,655,000)	0.51
Forfeited	(67,000)	0.67	(250,000)	0.57
Options outstanding, end of period	6,305,000	$ 0.05	3,447,302	$ 0.50

Options exercisable, end of period	6,305,000	$ 0.05	3,297,302	$ 0.49

The following table summarizes information regarding stock options outstanding at September 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	At 09/30/07	contractual life	price	At 09/30/07	price
$ 0.33	305,000	0.6 years	$ 0.33	305,000	$ 0.33
0.04	6,000,000	4.7 years	0.04	6,000,000	0.04
	6,305,000		$ 0.05	6,305,000	$ 0.05

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	129,721	44,877	436,324	200,427
Research and development	--	3,313	24,372	9,939
Total stock-based compensation included in expenses	$ 129,721	$48,190	$460,696	$210,366

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

7.  Gain (loss) on extinguishment of debt and accrued liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss on settlement of $31,603 of accrued interest on 10% senior
secured convertible notes (note 5(a))	$ --	$ --	$ (8,283)	$ --
Gain on issuance of 1,275,000 common shares, valued at $47,175, in
settlement of accrued liabilities totaling $127,499 (note 5(a))	--	--	80,324	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with
$200,000 in principal amount of the 10% senior convertible notes	--	--	2,300	--
Loss recognized on the modification of the 10% senior convertible
notes (note 4)	--	--	(177,234)	--
Gain on extinguishment of 10% senior convertible promissory notes	--	38,097	--	38,097
Loss on issuance of 250,000 common shares, valued at $28,750, in
satisfaction of accounts payable totaling $25,000	--	(3,750)	--	(3,750)
	$ --	$ 34,347	$(102,893)	$ 34,347

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

	September 30, 2007	September 30, 2006
Stock options	6,305,000	4,902,302
Series E stock purchase warrants	--	2,155,000
Series F stock purchase warrants	--	3,146,000
Series G stock purchase warrants	--	400,000
Series H stock purchase warrants	--	2,652,500
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	--
Series K stock purchase warrants	3,120,000	--
	13,588,333	16,769,135

9.  Related Party Transactions

Included in promissory notes payable is $8,499 payable to a company controlled by a director of the Company, and $19,830 payable to a director.  $2,841 in accrued interest charges relating to these notes is included in accrued liabilities at September 30, 2007 (December 31, 2006: $221); $2,620 is included in interest and finance charges for the period then ended (September 30, 2006: $nil).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

10.  Commitments

In April 2007, the lease period of the agreement for office space was extended for a period of three years.  Minimum annual rent payable under this contract, including operating costs, is approximately as follows:

2007	$19,882
2008	79,527
2009	79,527
2010	26,509
Total	$205,445

Rental expense for the period, which is included in selling, general and administrative expenses, has been reduced by sublease income of $18,610 (2006 - $23,823).  The sublease arrangement was discontinued effective August 31, 2007.

Rent expense incurred under the operating lease for the nine months ended September 30, 2007, net of sublease income was $70,867 (2006 - $88,152).

11.  Supplementary Cash Flow Information

The Company paid no income taxes during the nine months ended September 30, 2007, nor during the nine months ended September 30, 2006.   Interest paid in cash during the nine months ended September 30, 2007 and September 30, 2006 was $942 and $2,130, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2007 and September 30, 2006:

	2007	2006

Debt issuance costs	$ 23,960	$ 99,050
Issuance of 250,000 shares of the Company’s common stock, valued at
$28,750, in settlement of accounts payable in the amount of $25,000	--	28,750
Issuance of 659,001 shares of the Company’s common stock, valued at
$39,887, in settlement of interest payable in the amount of $31,603	39,887	--
Issuance of 1,275,000 shares of the Company’s common stock, valued
at $47,175, in settlement of accrued liabilities totaling $127,499	47,175	--
Issuance of 1,025,000 shares of the Company’s common stock, valued at
$38,150, in satisfaction of consulting fees payable, $31,519 of which was
included in accrued liabilities at December 31, 2006	38,150	--
Issuance of 3,000,000 shares of the Company’s common stock, valued at
$138,000, in respect of consulting services rendered	138,000	--
Payable to employees and consultants with respect to the repurchase
of options issued in prior periods	2,661	--
	$ 289,833	$ 127,800

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Condensed Financial Statements

September 30, 2007

 (Unaudited)

12. Subsequent events

At the Company’s Annual General Meeting (AGM) on October 4, 2007, the Company’s Restated Articles of Incorporation were amended to increase the number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 300,000,000, and the number of the Company’s preferred stock authorized for issuance was increased from 7,000,000 to 50,000,000; the Company’s 2004 Amended Incentive Equity Plan , which amends and restates the Company’s 2004 Incentive Equity Plan to, among other things, increase the maximum number of stock options that may be granted from 3,087,698 to 6,087,698 and to increase the maximum number of stock options which may be granted to any one participant from 2,000,000 to 3,000,000, was approved.

On October 4, 2007, the Company issued 810,000 shares of its common stock to holders of its 10% senior convertible notes, pursuant to the terms of the notes which were issued on June 21, 2007, and which granted the shares subject to the  Company’s authorized capital being increased to at least 120,000,000 common shares, which increase took effect at the Annual General Meeting.

Also on October 4, 2007, the contingency relating to the conversion feature of $835,000 of the Company’s 10% senior convertible notes was resolved.  The notes were issued on June 21, 2007, and were convertible subject to the authorized capital of the Company being increased to at least 120,000,000 common shares, which increase took effect at the Annual General Meeting.

During the period from October 1, 2007 to November 9, 2007, the Company issued an aggregate of $44,856 of its promissory notes, of which $24,856 were issued to companies controlled by the directors of the Company.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2006 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2007 Interim Consolidated Condensed Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue:  We had no revenue during the three months ended September 30, 2007, nor during the three months ended September 30, 2006.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2007, we incurred a total of $418,121, including $288,400 in cash-based expenses and $129,721 in stock-based expenses, as compared to $481,349, of which $436,472 was cash-based and $44,877 was stock-based expense, during the three months ended September 30, 2006.  There was an overall decrease in selling, general and administrative expenses of $63,228 (13%), comprised of a $148,072 (34%) decrease in the cash-based component of this expense, which was partially offset by a $84,844 (189%) increase in the stock-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, including not replacing an officer and director on his retirement in December of 2006; reducing cash-based fees to investor relations consultants; decreasing the size of our leased premises; reducing the number of trade shows in which we participate; and delaying production of new promotional material.  These reductions were partially offset by an increase of 6% in the average exchange rate for the Canadian dollar in relation to the United Sates dollar for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the three months ended September 30, 2007 consisted of the amortization of prepaid consulting fees recorded during first quarter of 2007 on the issuance of common stock in consideration for services rendered; and the amortization of the remaining balance of prepaid consulting fees recorded during the second quarter of 2007 on the issuance of options and warrants in consideration for consulting services which were to have been rendered over the two-year contract period.  The remaining prepaid balance was expensed in full when the contract was terminated in August 2007.  The stock-based component of this expense for the three-month period ended September 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; and the fair value of employee stock options earned during the period, for which there was no comparable expense during the three months ended September 30, 2007.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2007, we incurred $35,276, which was comprised of cash-based expenses only, developing our software applications, compared to $192,496, of which $189,183 was cash-based and $3,313 was stock-based expense, during the three months ended September 30, 2006.  Total research and development expenses decreased by $157,220 (82%), comprised of a $153,907 (81%) decrease in the cash-based component, and a $3,313 (100%) decrease in the stock-based component of this expense.  The decrease in the cash-based component is due primarily to the temporary suspension, effective July 1, 2007, of the work which had been conducted by the Europe-based contract development group on our development activities, in order to allow time to plan the direction and focus of future development activities within a more limited budget.  This group resumed work on our development activities during the third quarter of 2007.  Additionally, the development management position was contracted on a part-time basis during the three months ended September 30, 2007, whereas this was a full-time position during the three months ended September 30, 2006.

Stock-based research and development expenses for the three months ended September 30, 2006 consisted of the fair value of employee stock options earned during the period, for which there was no comparable transaction during the three months ended September 30, 2007.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2007 and 2006 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the three months ended September 30, 2007, we incurred $295,068 in interest and financing costs, an increase of $167,307 (131%) over the $127,761 in interest and financing costs incurred during the three months ended September 30, 2006.

The $295,068 in interest and financing costs we incurred during the three months ended September 30, 2007 is comprised of $78,718 of interest payable to the holders of our debt; $179,465 of accretion of the equity components of our 10% senior convertible notes; $36,627 of amortization of deferred financing costs; and $258 in interest on the capital lease.  The $127,761 in interest and financing costs we incurred during the three months ended September 30, 2006 is comprised of $64,008 of interest payable to the holders of our debt; $54,325 of accretion of the equity components of our 10% senior convertible notes; $8,896 of amortization of deferred financing costs; and $532 in interest on the capital lease.

The increase in interest and financing costs is a result of an increase of $2,535,000 in the principal balance of our 10% senior convertible notes during the period from September 2006 to September 2007, which was partially offset by a net decrease of $275,951 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged; there was also an increase in value of the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; and additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance charges.

Net loss: We incurred a loss of $791,141 ($0.02 per share) for the three months ended September 30, 2007, compared to a loss of $785,966 ($0.02 per share) for the three months ended September 30, 2006.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license the software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue:  We had no revenue during the nine months ended September 30, 2007, nor during the nine months ended September 30, 2006. Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenues in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2007, we incurred a total of $1,348,354, including $912,030 in cash-based expenses and $436,324 in stock-based expenses, as compared to $1,476,149, of which $1,275,722 was cash-based and $200,427 was stock-based expense, during the nine months ended September 30, 2006.  There was an overall decrease in selling, general and administrative expenses of $127,795 (9%), comprised of a $363,692 (29%) decrease in the cash-based component, which was partially offset by a $235,897 (118%) increase in the stock-based component of this expense.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, including not replacing an officer and director on his retirement in December of 2006; reducing cash-based fees to investor relations consultants; decreasing the size of our leased premises; reducing the number of trade shows in which we participate; and delaying production of new promotional material.  These reductions were partially offset by an increase of 2% in the average exchange rate for the Canadian dollar in relation to the United Sates dollar for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently, this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the nine month period ended September 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during first quarter of 2007 on the issuance of common stock in consideration for services rendered and to be rendered; the incremental value of stock options issued in June 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the period; the fair value of employee stock options earned during the period; and the amortization of the remaining balance of prepaid consulting fees recorded during the second quarter of 2007 on the issuance of options and warrants in consideration for consulting services which were to have been rendered over the two-year contract period.  The remaining prepaid balance was expensed in full when the contract was terminated in August 2007.  The stock-based component of this expense for the nine-month period ended September 30, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; the fair value of common stock issued as compensation for services rendered during the period; and the fair value of employee stock options earned during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2007, we incurred $626,262, including $601,890 in cash-based expenses and $24,372 in stock-based expenses, developing our software applications, compared to $792,487, of which $782,548 was cash-based and $9,939 was stock-based expense, during the nine months ended September 30, 2006.  Total research and development expenses decreased by $166,225 (21%), comprised of a $180,658 (23%) decrease in the cash-based component, which was partially offset by a $14,433 (145%) increase in the stock-based component of this expense.  The decrease in the cash-based component is due primarily to the temporary suspension, effective July 1, 2007, of the work which had been conducted by the Europe-based contract development group on our development activities, in order to allow time to plan the direction and focus of future development activities within a more limited budget.  This group resumed work on our development activities during the third quarter of 2007.  Additionally, the development management position was contracted on a part-time basis during the nine months ended September 30, 2007, whereas this was a full-time position during the nine months ended September 30, 2006.  These decreases were partially offset by a significant increase in costs incurred during the period for the development of a software component by another software development contractor, designed to assist a customer in implementing our software, as compared with similar costs incurred during the nine months ended September 30, 2006.  We also incurred costs to develop software which would allow one of our products to work in conjunction with another company’s software during the nine months ended September 30, 2007, for which there was no comparable expense during the nine months ended September 30, 2006.

Stock-based research and development expenses for the nine months ended September 30, 2007 consisted of the incremental value of options issued to personnel in exchange for the repurchase and cancellation of options previously issued, for which there was no comparable transaction during the nine months ended September 30, 2006.  Stock-based expenses for the nine months ended September 30, 2006 consisted of the fair value of employee stock options earned during the period, for which there was no comparable transaction during the nine months ended September 30, 2007.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2007 and 2006 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the nine months ended September 30, 2007, we incurred $721,645 in interest and financing costs, an increase of $530,041 (277%) over the $191,604 in interest and financing costs incurred during the nine months ended September 30, 2006.

The $721,645 in interest and financing costs we incurred during the nine months ended September 30, 2007 is comprised of $211,038 of interest payable to the holders of our debt; $413,035 of accretion of the equity components of our 10% senior convertible notes; $96,630 of amortization of deferred financing costs; and $942 in interest on the capital lease.  The $191,604 in interest and financing costs we incurred during the nine months ended September 30, 2006 is comprised of $94,752 of interest payable to the holders of our debt; $81,943 of accretion of the equity components of our 10% senior convertible notes; $13,168 of amortization of deferred financing costs; and $1,741 in interest on the capital lease.

The increase in interest and financing costs is a result of an increase of $2,535,000 in the principal balance of our 10% senior convertible notes during the period from September 2006 to September 2007, which was partially offset by a net decrease of $275,951 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged; there was also an increase in value of the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; and additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance charges.

Loss on extinguishment of debt and accrued liabilities:  During the nine months ended September 30, 2007, we recorded a net loss on extinguishment of debt in the amount of $102,893. This total is comprised of a number of transactions involving the restructuring of our debt securities, and the issuance of our common stock in settlement of accounts payable and accrued liabilities.   During the nine months ended September 30, 2006, we had a net gain of $34,347 on the extinguishment of debt, which was comprised of a gain of $38,097 on the modification of the terms of our 10% senior convertible notes; and a loss of $3,750 on the issuance of our common stock in satisfaction of accounts payable.

Net loss: We incurred a loss of $2,909,706 ($0.06 per share) for the nine months ended September 30, 2007, compared to a loss of $2,477,628 ($0.07 per share) for the nine months ended September 30, 2006.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $6,236 during the nine months ended September 30, 2007, from a balance of $7,780 at December 31, 2006, to $1,544 at September 30, 2007.  Our net loss of $2,909,706 during the period, and resulting cash used in operations of $853,851, were partially offset by an increase in cash resulting from the issuance of $625,000 of 10% senior convertible notes, and $232,312 from the issuance of promissory notes.  Our cash and cash equivalents decreased by $69,276 during the nine months ended September 30, 2006 primarily as a result of our net loss of $2,477,628, and resulting cash used in operations of $1,186,767, which were partially offset by an increase in cash resulting from the issuance of  $600,000 10% senior convertible notes, and $551,177 in promissory notes.

Our independent registered public accountants included an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2006.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2007, we had negative working capital of $3,259,576 and an accumulated deficit during the development stage of $27,552,888; for the nine months then ended we had a net loss of $2,909,706, and negative cash flow from operations of $853,851; and note 1 to our unaudited interim condensed financial statements for the period ended September 30, 2007 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

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

We anticipate additional commercial sales during the fourth quarter of 2007, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2007 one of our full-time employees left the Company; another of our full-time employees left the Company in October 2007.  We have no plans to hire additional personnel during the next 6 months.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2007, we issued $232,312 of promissory notes and $625,000 of 10% senior convertible notes, which generated cash for funding operations.  During this period we issued a further $810,000 in 10% senior convertible notes in consideration for the cancellation of $810,000 of principal and accrued interest on our  promissory notes, which will reduce the overall cash-based interest charges on our debt.  We also issued 572,194 common shares on the redemption of $53,027 in principal and accrued interest on our 10% senior convertible notes, which will further reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes.  In addition, we issued 4,025,000 common shares in consideration for consulting services rendered and to be rendered, 149,333 common shares in consideration for finance fees, 1,275,000 common shares in settlement of accrued liabilities, 900,000 options and 1,500,000 Series K warrants in consideration of consulting services rendered; and 659,001 common shares issued in settlement of accrued interest on our 10% senior convertible notes, all of which reduced our requirement for cash.  We also issued 5,100,000 new options as partial consideration for the cancellation of 2,667,302 options previously issued, as an incentive to current personnel, which also reduced our requirement for cash.

During the period from October 1, 2007 to November 9, 2007, we issued an aggregate of $44,856 of promissory notes, the proceeds of which were used to fund operations.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the nine months ended September 30, 2007 decreased by approximately 23% as compared to the nine months ended September 30, 2006, as a result of cash conservation efforts.  Cash-based selling, general and administrative expenses for the nine months ended September 30, 2007 decreased by approximately 29% as compared to the nine months ended September 30, 2006, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operations.”

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

Lack of timely preparation of back up schedules.  Throughout 2005 and until the third quarter of 2006, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, we did not file our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 until November 24, 2006, nor did we file our annual report on form 10-KSB for the year ended December 31, 2006 until May 18, 2007, which late filings were partially the result of our lack of timely preparedness.  Most of our back up schedules relating to the first and second quarters of 2007 were completed prior to the arrival of our independent registered public accountants’ audit staff, and our quarterly reports on Form 10-QSB for these periods were timely filed.  However, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  One of our objectives in hiring the part-time consultant during the fourth quarter of 2005 to perform routine, month end accounting procedures, was to improve the timeliness of preparation of back up schedules and thus permit us to complete our financial reporting on a more timely basis.  This individual provided some assistance in these areas, however the arrangement did not work out as anticipated, and the consultant was no longer engaged by us as of May 2006.  Effective during the latter part of the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2007, the Company issued 810,000 shares of its common stock to an accredited investor pursuant to the terms of the 10% senior convertible notes which were issued to the investor on June 21, 2007.

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

Dated: November 18, 2007

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: November 18, 2007