Form 10KSB
period 2007-12-31
VALIDIAN CORP
filed 2008-04-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.03) and asked ($0.03) price of the issuer’s Common Stock as of March 31, 2008, was $1,376,768, based upon the average between the closing bid and asked price ($0.03) multiplied by the 45,892,278 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2008: 54,231,943.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

SEC 2337 (11-06)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-KSB

December 31, 2007

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

32

Item 8.

Changes In and Disagreement With Accountants on Accounting and

Financial Disclosure.

73

Item 8A.

Controls and Procedures.

73

Item 8B.

Other Information

75

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance

with Section 16(a) of the Exchange Act.

76

Item 10.

Executive Compensation.

77

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

79

Item 12.

Certain Relationships and Related Transactions.

81

Item 13.

Exhibits.

82

Item 14

Principal Accountant Fees and Services.

84

Signatures

85

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding application security.  Validian ASITM is an application-security software system that helps to protect the exchange of information at the application layer, where the majority of breaches occur, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the application.  Validian ASI makes secure data exchange among applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian ASI facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent impersonation through application authentication and authorization; delivers confidentiality through application authentication and authorization; and delivers confidentiality through end-to-end encryption of all exchanges, so that data never travels “in the clear”.  Incorporated in the United States, Validian has offices in the United States and Canada.

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

Currently, we have agreements with VARs and IMRs in the U.S.

Marketing Analysis

During the year ended December 31, 2007, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  We retained two sales representatives during the third quarter of 2002.  At March 30, 2008 we had one sales representative.

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

Our Secure Send & Receive (SSR)

Our Secure Send & Receive product transforms a user’s desktop or mobile PC into a secure communication facility for uploading sensitive, proprietary information to a shared repository.  The solution also transforms any server into an efficient download manager that simplifies the distribution of proprietary files to authorized users.  Our SSR protects file exchanges against malicious interference, interception by rogue applications and unwanted leaks.

Our Biometric Media Seal (BMS)

Our Biometric Media Seal product is designed and developed specifically to prevent hacking, theft and piracy of digital media including films, videos, television programs and music during the production and post-production process.

Our BMS solution enables post-production houses, studios and production companies:

*

to authenticate project workers using fingerprint signatures;

*

to store media files in encrypted form on portable media storage drives;

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

PKI

Public Key Infrastructure (PKI) is a sophisticated method of authenticating communicating parties by providing each party with a set of two uniquely linked keys, one private key that is kept by the party and one public key that is published for every one to see. When communicating, messages are encrypted with the private key of the sender and decrypted by the receiver using the public key of the sender. Since both keys are mathematically linked, the receiver is assured that the message is coming from that sender and nobody else.

This exchange mechanism has been extended to protect more applications but we believe that its implementation on a large scale for distributed environments proves difficult and costly.  The main suppliers of PKI include Entrust and Verisign.

SSL

Secure Socket Layer (SSL) is a browser level protection offered by Netscape and Microsoft and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is an industry standard widely used across a large number of platforms and systems. However, we believe that it relies on a rather weak authentication model, because the browser is not authenticated by the server, which introduces a risk of impersonation.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2007	2006

$849,020	$1,125,285

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

We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection.  We also cannot assure that our technology does not infringe upon the intellectual property rights of others.  In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected.  For more information please see “Risk Factors - We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.” and “Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition,” below.

Employees

As at December 31, 2007, we had four full-time, and 2 part-time employees and contractual personnel, including two executive officers, two sales and marketing staff, and two in administration.  Five are located in Ottawa, Canada, and one is located in Washington, DC.  In addition, we contract with an independent software development group in Europe, which had four individuals deployed to our contract on a full-time basis as at December 31, 2007. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $3,726,393 and negative cash flow from operations of $1,038,565 during the year ended December 31, 2007.  During the year ended December 31, 2006, we incurred a net loss of

$3,387,291 and negative cash flow from operations of $1,976,022.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

We will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.  See “Part II.  Item 6.  Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources.”

We have drawn readers’ attention to the uncertainty of our ability to continue as a going concern.

We have added an explanatory paragraph in our consolidated financial statements.  It states that our ability to continue as a going concern is uncertain due to our history of operating losses and difficulty in generating operating cash flows.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These adjustments might include changes in the possible future recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We will require additional capital to proceed with our business plan.  If we are unable to obtain such capital, we will be unable to proceed with our business plan and we will be forced to limit or curtail our operations.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We are currently pursuing alternatives regarding the raising of additional capital to fund operations.  For a discussion of our capital requirements, see the disclosure in "Part II. Item 6. Management's Discussion and Analysis or Plan of Operations; Plan of Operations.”  We do not currently have a commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all.  Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution.  If we are unable to raise additional financing in the immediate future, and thereafter as required, we will be unable to grow or maintain our current level of business operations and, in fact, we will be forced to limit or curtail our operations.

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

Some of our Internet security products utilize and incorporate encryption technology.  Exports of software products utilizing encryption technology are generally restricted by the United States and various other governments, particularly in response to the terrorist acts of September 11, 2001.  If we do not obtain the required approvals, we may not be able to sell some of our products in international markets, which could materially adversely affect our results of operations.

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

Our common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 31, 2008, we have outstanding options and warrants to purchase a total of 11,483,333 shares of our common stock, of which 4,850,000 have exercise prices above the recent market price of $0.03 per share, and 6,633,333 have exercise prices at or below that price (as of March 31, 2008).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 1,205,000 shares remaining for issuance as of March 31, 2008, the second of which had 4,595,000 shares remaining for issuance as of March 31, 2008.  Future options issued under these plans may have further dilutive effects.

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

As of March 31, 2008, we had outstanding 54,231,943 shares of common stock, of which approximately 16,771,115 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of March 31, 2008, our current executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 18% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud.  We periodically assess our system of internal controls to review their effectiveness and identify potential areas of improvement.  These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary.  Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention.  Internal control systems are designed in part upon assumptions regarding the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. A consequence of these and other inherent limitations of control systems is that there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information, and our image and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they consider to be, in aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  Due to the size and resources of our company we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting.  We are required to comply with Section 404 effective the fiscal year ending December 31, 2007.  Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404.  We expect to devote substantial time and incur costs during fiscal 2007 and 2008 to implement appropriate controls and procedures to ensure compliance.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

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

Our Ottawa office is leased from a non-affiliated party under a long-term operating lease.  The lease provides shared access to and use of 3,287 square feet.  Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

On December 31, 2006, Dr. Andre Maisonneuve retired from the Corporation.  On December 21, 2006, Dr. Maisonneuve commenced legal action against the Corporation at Ontario Superior Court of Justice in Ottawa, Canada, seeking approximately $51,732 in unpaid salary claimed to be owed to him at the date of his retirement, plus costs with respect to collecting the amount due.  We contested this action, and on January 29, 2008, an out of court settlement for $34,727 was reached.  Legal fees of $10,238 relating to this action have been included in selling, general and administrative expenses for the year ended December 31, 2007.  Additional costs of $1,476 relating to this action were incurred in January 2008.  A liability for unpaid salary of $50,950, and employee expense reimbursements of $782 have been included in accrued liabilities and accounts payable, respectively, at December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security holders.

We held our 2006 Annual General Meeting of the Stockholders on October 4, 2007.  At that meeting we submitted the following matters to a vote of our stockholders.

Election of two directors of the Corporation.  Mr. Bruce Benn and Mr. Ronald Benn were elected as directors of the Corporation.

To consider and vote upon a proposal to amend the Corporation’s Restated Articles of Incorporation, to increase the number of shares of the Corporation’s common stock, par value $0.001 per share, authorized for issuance from 100,000,000 to 300,000,000, and to increase the number of the Corporation’s preferred stock from 7,000,000 to 50,000,000.  This matter was passed by a majority of the shares eligible to vote.

To consider and vote upon a proposal to approve the Corporation’s 2004 Amended Incentive Equity Plan, which amends and restates the Corporation’s 2004 Incentive Equity Plan to, among other things, increase the maximum number of stock options that may be granted from 3,087,698 to 6,087,698, and to increase the maximum number of stock options that may be granted to any one participant from 2,000,000 to 3,000,000.  There are additional amendments that will bring the 2004 Amended Incentive Equity Plan into compliance with current regulations.  This matter was passed by a majority of the shares eligible to vote.

To consider and act upon a proposal to ratify the appointment of KPMG LLP as independent certified public accountants of the Corporation for 2007.  This matter was passed by a majority of the shares eligible to vote.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2006
January 1 to March 31	0.37	0.11
April 1 to June 30	0.30	0.11
July 1 to September 30	0.17	0.08
October 1 to December 31	0.10	0.07
2007
January 1 to March 31	0.12	0.04
April 1 to June 30	0.09	0.02
July 1 to September 30	0.06	0.02
October 1 to December 31	0.07	0.01
2008
January 1 to March 31	0.08	0.02

On March 31, 2008, the closing price of our common stock was $0.03 per share.

(b)

Holders -- There were approximately 186 holders of record of our common stock as of March 31, 2008, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 31, 2008 was 54,231,943 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2007, we issued the following:

*

810,000  shares of our common stock to an accredited investor pursuant to the terms of $810,000 in principal amount of our 10% senior convertible notes, which were issued June 21, 2007 with the provision that the issuance of common stock in relation to the notes was conditional upon the authorized capital of the Corporation being increased to at least 200,000,000 common shares.  This condition was satisfied on October 4, 2007, when the increase in the Corporation’s authorized common stock from 100,000,000 to 300,000,000 was approved at the Corporation’s Annual General Meeting;

*

333,329 shares of our common stock, pursuant to the terms of $111,110 in principal amount of our 10% senior convertible notes, which were issued November 30, 2007 to accredited investors;

*

135,000 shares of our common stock pursuant to the terms of $45,000 in principal amount of our 10% senior convertible notes, which were issued December 18, 2007 to an accredited investor;

*

15,000 shares of our common stock to an accredited investor pursuant to the terms of $5,000 in principal amount of our 10% senior convertible notes, which were issued December 27, 2007;

*

95,290 shares of our common stock to an accredited investor pursuant to the terms of $32,272 in principal amount of our 10% senior convertible notes, which were issued December 27, 2007;

*

506,947 shares of our common stock to an accredited investor pursuant to the terms of $168,982 in principal amount of our 10% senior convertible notes, which were issued December 31, 2007.

During the period from January 1 to March 31, 2008, we issued the following:

*

1,058,780 shares of our common stock in relation to the conversion of $31,763 in principal of our 10% senior convertible notes;

*

300,000 shares of our common stock to an accredited investor pursuant to the terms of $50,000 in principal amount of our 10% senior convertible notes, which were issued January 10, 2008;

*

3,000,000 shares of our common stock to accredited investors in consideration for consulting services to be rendered over an indefinite period;

*

200,000 shares of our common stock to an accredited investor pursuant to an agreement to provide consulting services over a one year period;

*

100,000 shares of our common stock to an accredited investor pursuant to the terms of $30,000 in principal amount of our promissory notes, which were issued March 5, 2008.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2007 and December 31, 2006. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 7 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2007 Consolidated Financial Statements included with this Annual Report on Form 10-KSB for the year ended December 31, 2007.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2007 Consolidated Financial Statements.

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

Stock-based compensation:

Effective January 1, 2006, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R) to account for its stock-based payments.  SFAS 123R requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.  Black Scholes is an approximation model.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2008.  Our major initiatives through December 31, 2008 are:

*

obtaining commercial sales of our products, and continuing our current marketing program;

*

developing and improving product agents to perform specialized functions common to many e-commerce sites; and

*

furthering the development of our products.

For more information, please see “Part 1. Item 1: Description of Business – Our Technology.”

Sales and Marketing Plans:  We started our marketing process during the second quarter of 2000, with our original focus being potential customers located in the United States and Western Europe.  The potential customers and our current marketing program are more fully described in “Part 1. Item 1: Description of Business - Target Market.”

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $530,000 on our marketing efforts during the year ending December 31, 2008.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $635,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2008.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2008 are expected to total $1,165,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $310,000 on compensation, training and related activities during the year ending December 31, 2008.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2008 will be $875,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $1,100,000 on general and administrative activities during the year ending December 31, 2008.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $3,450,000 for all expenses during the year ending December 31, 2008, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

Since entering the development stage, we have obtained financing through the private placement of debt, convertible debentures, common stock and warrants, and through the exercise of some of these warrants.     Until such time as we generate sufficient revenues from the licensing of our software applications, we will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of debt offerings or equity offerings, including but not limited to:

*

debt instruments, including demand notes and convertible notes similar to those discussed below in “Liquidity and Capital Resources”;

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.06 per share;

*

exercise of Series ‘I’ warrants at an exercise price of $0.03 per share;

*

exercise of Series “J” warrants at an exercise price of $0.15 per share;

*

exercise of Series “K” warrants at an exercise price of $0.03 per share; or

*

funding from potential clientele or future industry partners.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years ended December 31, 2007 and with respect to the consolidated balance sheets as at December 31, 2007 and 2006, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2007	2006
Operations Data
Selling, general and administrative	$ 1,598,242	$ 1,890,887
Research and development	849,020	1,125,285
Depreciation of property and equipment	30,353	61,897
Other expenses, net	1,248,778	309,222
Net loss	$ 3,726,393	$ 3,387,291

	Year Ended December 31
	2007	2006
Cash Cash Flows Data
Net cash used in operating activities	$ (1,038,565)	$ (1,976,022)
Net cash used in investing activities	(884)	--
Net cash provided by financing activities	1,036,789	1,912,609
Net decrease in cash and cash equivalents	$ (2,660)	$ (63,413)

Balance Sheet Data
Cash	$ 5,120	$ 7,780
Total current assets	56,384	177,082
Property and equipment (net)	5,503	34,971
Deferred financing costs	70,052	169,403
Total assets	131,939	381,456
Total current liabilities, including current portion
of 10% senior convertible notes	3,956,182	1,979,526
10% senior convertible notes - long term	447,600	706,803
Capital lease obligation	1,629	6,550
Stockholders’ deficiency	$ (4,271,843)	$ (2,306,339)

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006

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

We did not make any commercial sales during the year ended December 31, 2007.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of, our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2007 we incurred a total of $1,598,242, including $1,153,918 in cash-based expenses and $444,324 in stock-based expenses, as compared to $1,890,887, of which $1,533,660 was cash-based and $357,227 was stock-based expenses, during the year ended December 31, 2006.  There was an overall decrease in selling, general and administrative expenses of $292,645 (15%), comprised of a $379,742 (25%) decrease in the cash-based component of this expense, which was partially offset by a $87,097 (24%) increase in stock-based expenses.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, including not replacing an officer and director on his retirement in December of 2006; reducing cash-based fees to investor relations consultants; decreasing the size of our leased premises; reducing the number of trade shows in which we participate; and delaying production of new promotional material.  These reductions were partially offset by an increase of 5% in the average exchange rate for the Canadian dollar in relation to the United States dollar for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently, this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the year ended December 31, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during the first quarter of 2007 on the issuance of common stock in consideration for services rendered and to be rendered; the incremental value of stock options issued in June 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the year; the fair value of employee stock options earned during the year; and the amortization of the remaining balance of prepaid consulting fees recorded during the second quarter of 2007 on the issuance of options and warrants in consideration for consulting services which were to have been rendered over the two-year contract period.  The remaining prepaid balance was expensed in full when the contract was terminated in August 2007.  The stock-based component of this expense for the year ended December 31, 2006 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; the fair value of common stock issued as compensation for services rendered during the year; and the fair value of employee stock options earned during the year.

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2007, we spent $849,020, including $824,648 in cash-based expenses and $24,372 in stock-based expenses, developing our software applications, compared to $1,125,285, all of which was cash-based expense, during the year ended December 31, 2006.  This overall decrease of $276,265 (25%) is due primarily to a reduction in the size of the Europe-based contract development group from an average of 20 personnel during the year ended December 31, 2006, to an average of 4 personnel during the year ended December 31, 2007.  Additionally, the work being performed by this group was suspended altogether during the period from July 1 to September 30, 2007, in order to allow time to plan the direction and focus of future development activities within our more limited budget.  As another cost-cutting measure, the development management position was contracted on a part-time basis during the year ended December 31, 2007, whereas this was a full-time position during the year ended December 31, 2006.  These decreases were partially offset by a significant increase in costs incurred during the year for the development of a software component by another software development contractor, as compared with similar costs incurred during the year ended December 31, 2006.  We also incurred costs to develop software which would allow one of our products to work in conjunction with another company’s software during the year ended December 31, 2007, for which there was no comparable expense during the year ended December 31, 2006.

Stock-based research and development expenses for the year ended December 31, 2007 consisted of the incremental value of options issued to personnel in exchange for the repurchase and cancellation of options previously issued, for which there was no comparable transaction during the year ended December 31, 2006.

Interest and financing costs:  Interest and financing costs during the years ended December 31, 2007 and 2006 consisted of interest and financing costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2007, we incurred $1,053,831 in interest and financing costs, an increase of $671,014 (175%) over the $382,817 in interest and financing costs incurred during the year ended December 31, 2006.

The $1,053,831 in interest and financing costs we incurred during the year ended December 31, 2007 is comprised of $296,257 of interest payable to the holders of our debt; $627,629 of accretion on our 10% senior convertible notes; $128,922 of amortization of deferred financing costs; and $1,023 in interest on the capital lease.  The $382,817 in interest and financing costs we incurred during the year ended December 31, 2006 is comprised of $120,530 of interest payable to the holders of our debt; $209,555 of accretion on our 10% senior convertible notes and our promissory notes; $50,528 of amortization of deferred financing costs; and $2,204 in interest on the capital lease.

The increase in interest and financing costs is a result of a net increase of $1,782,364 in the principal outstanding on our 10% senior convertible notes during the year ended December 31, 2007, which was partially offset by a net decrease of $521,405 in the principal outstanding on our promissory notes.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged; there was also an increase in value of the equity-based components of our 10% senior convertible notes, relating to new notes issued during the year, which resulted in higher accretion charges; and additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance charges.

Loss on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2007, we recorded a net loss on extinguishment of debt and accrued liabilities in the amount of $102,893.  This total is comprised of a number of transactions involving the restructuring of our debt securities, and the issuance of our common stock in settlement of accounts payable and accrued liabilities.

During the year ended December 31, 2006, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $79,303.  This total is comprised of several transactions involving the restructuring of our debt securities, and the issuance of our common stock in settlement of accounts payable.

Depreciation of property and equipment: Depreciation of property and equipment was $30,353 during the year ended December 31, 2007, a decrease of $31,544 (51%), over the $61,897 charged to depreciation expense during the year ended December 31, 2006.  This decrease occurred as a result of there being a lower value on which depreciation was charged during 2007, due to some of our property and equipment becoming fully depreciated during 2007 and 2006, with no offsetting acquisitions during the year.

Net loss: We incurred a loss of $3,726,393 ($0.08 per share) for the year ended December 31, 2007, compared to a loss of 3,387,291 ($0.09 per share) for the year ended December 31, 2006.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $2,660 during the year ended December 31, 2007, from a balance of $7,780 at December 31, 2006, to $5,120 at December 31, 2007, primarily as a result of our net loss of $3,726,393 for the year, and resulting cash used in operations of $1,038,565, which were substantially offset by an increase in cash resulting from the issuance of $745,000 of 10% senior convertible notes, and $302,320 from the issuance of promissory notes.  Our cash and cash equivalents decreased by $63,413 during the year ended December 31, 2006 primarily as a result of our net loss of $3,387,291, and resulting cash used in operations of $1,976,022, which were partially offset by an increase in cash resulting from the issuance of $1,400,000 in 10% senior convertible notes, the issuance of $586,597 in promissory notes, and the exercise of stock purchase warrants.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2007.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2007, we had negative working capital of $3,899,798 and an accumulated deficit during the development stage of $28,369,575; we incurred a net loss of $3,726,393, and negative cash flow from operations of $1,038,565 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2007 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this contract was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue.  On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any commercial sales during the year ended December 31, 2007.

We anticipate additional commercial sales during the second quarter of 2008, however we cannot be assured that this will be the case.  During the year ended December 31, 2007, three of our full-time employees left the Corporation, and one of our full-time employees became part-time; another of our full-time employees left the Corporation in March 2008.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  In January 2008, we engaged advisers to provide advice to us with respect to capital raising.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2007, we issued $302,320 of promissory notes and $745,000 of 10% senior convertible notes, which generated cash for funding operations.  We issued a further $998,982 in 10% senior convertible notes in consideration for the cancellation of $998,982 of principal and accrued interest on our promissory notes, which will reduce the overall cash-based interest charges on our debt; $26,110 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes, which reduced the cash required to settle the original notes at maturity; and $37,273 in 10% senior convertible notes in settlement of accounts payable, which reduced the cash required to immediately settle the liability.  We also issued 572,194 common shares on the redemption of $53,027 in principal and accrued interest on our 10% senior convertible notes, which will further reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes.  In addition, we issued 4,105,000 common shares in consideration for consulting services rendered and to be rendered, 149,333 common shares in consideration for finance fees, 1,275,000 common shares in settlement of accrued liabilities, 900,000 options and 1,500,000 series K warrants in consideration of consulting services rendered, and 659,001 common shares in settlement of accrued interest on our 10% senior convertible notes, all of which reduced our requirement for cash.  We also issued 5,100,000 new options as partial consideration for the cancellation 2,667,302 options previously issued, as an incentive to current personnel, which reduced our requirement for cash.

During the period from January 1 to April 4, 2008, we issued an aggregate of $321,512 in promissory notes, and $50,000 in 10% senior convertible notes, the proceeds of which were used to fund operations.  During this period we also issued 3,200,000 common shares as partial consideration for services rendered and to be rendered under consulting contracts, which reduced our requirement for cash payments under these contracts.  On January 7, 2008, we issued 1,058,780 common shares on the redemption of $31,763 in principal and accrued interest on our 10% senior convertible notes, which will reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the year ended December 31, 2007 decreased by approximately 27% as compared to the year ended December 31, 2006, as a result of cash conservation efforts.  Cash-based selling, general and administrative expenses for the year ended December 31, 2007 decreased by approximately 25% as compared to the year ended December 31, 2006, due to several factors, including the reduction of our sales and marketing efforts, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangement which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2008.

Commitments:  We have entered into an operating lease agreement for office space which expires on April 30, 2010.  Future minimum lease payments including operating costs are approximately as follows:

Year	Amount
2008	$ 80,387
2009	80,387
2010	26,796
$ 187,570

Item7.

Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2007 and 2006

Page

Auditors’ Report to the Board of Directors and Stockholders

34

Consolidated Balance Sheets as at December 31, 2007 and 2006

35

Consolidated Statements of Operations for the years ended

December 31, 2007 and 2006 and for the period from

August 3, 1999 to December 31, 2007

36

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

and Comprehensive Loss for the nine years ended December 31, 2007

37

Consolidated Statements of Cash Flows for the years ended December

31, 2007 and 2006 and for the period from August 3, 1999 to

December 31, 2007

44

Notes to Consolidated Financial Statements

45

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from August 3, 1999 to December 31, 2007.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended and the period from August 3, 1999 to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2007, and has incurred recurring losses, as well as recurring negative cash flow from operating activities and has an accumulated deficit.  Its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Ottawa, Canada

April 14, 2008

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2007 and 2006

(In U.S. dollars)

2007

2006

__________________________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

5,120

$

 7,780

Accounts receivable

16,780

14,628

Prepaid expenses

34,484

154,674

__________________________________________________________________________________________________________

56,384

177,082

Property and equipment (note 3)

5,503

34,971

Deferred financing costs (note 4)

70,052

169,403

__________________________________________________________________________________________________________

$

131,939

$

381,456

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable

$

1,159,970

$

590,233

Accrued liabilities (note 11)

946,531

625,281

Deferred revenue

155,000

155,000

Promissory notes payable (notes 5 and 11)

87,308

603,928

Current portion of capital lease obligation

1,629

5,084

Current portion of 10% Senior convertible notes (note 6)

1,605,744

–

__________________________________________________________________________________________________________

3,956,182

1,979,526

10% Senior convertible notes (note 6)

447,600

706,803

Capital lease obligation

–

1,466

Stockholders’ deficiency:

Common stock ($0.001 par value.  Authorized 300,000,000

   shares; Issued and outstanding 49,573,163 shares in 2007

   and 39,212,069 shares in 2006 (note 7(a))

49,573

39,212

Preferred stock ($0.001 par value.  Authorized 50,000,000

   shares; issued and outstanding Nil shares in 2007

   and 2006)

–

–

Additional paid-in capital

24,076,593

22,326,065

Deficit accumulated during the development stage

(28,369,575)

(24,643,182)

Retained earnings prior to entering development stage

21,304

21,304

Treasury stock (7,000 shares in 2007 and 2006 at cost)

(49,738)

(49,738)

__________________________________________________________________________________________________________

(4,271,843)

(2,306,339)

Future operations (note 2(a))

Guarantees and commitments (note 12)

Subsequent events (note 17)

__________________________________________________________________________________________________________

$

131,939

$

381,456

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2007 and 2006 and the period from August 3, 1999 to December 31, 2007

(In U.S. dollars)

_________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2007

2006

2007

__________________________________________________________________________________________________________

Expenses:

Selling, general and administrative (note 11)

$

1,598,242

$

1,890,887

$

12,972,580

Research and development

849,020

1,125,285

8,949,732

Depreciation of property and equipment

30,353

61,897

416,939

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

–

–

14,750

__________________________________________________________________________________________________________

2,477,615

3,078,069

23,942,744

__________________________________________________________________________________________________________

Loss before the undernoted

(2,477,615)

(3,078,069)

 (23,942,744)

Other income (expenses):

Interest income

341

413

61,576

Gain (loss) on extinguishment of debt

 and accrued liabilities (note 9)

(102,893)

79,303

69,917

Interest and financing costs (notes 8 and 11)

(1,053,831)

(382,817)

(4,408,551)

Other

(92,395)

(6,121)

(149,773)

__________________________________________________________________________________________________________

(1,248,778)

(309,222)

(4,426,831)

__________________________________________________________________________________________________________

Net loss

$ (3,726,393)

$

(3,387,291)

$ (28,369,575)

__________________________________________________________________________________________________________

Loss per common share – basic

 and diluted (note 10)

$

(0.08)

$

(0.09)

__________________________________________________________________________________________________________

Weighted average number of common shares

 outstanding

46,787,907

35,141,775

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the nine years ended December 31, 2007

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

For the nine years ended December 31, 2007

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

For the nine years ended December 31, 2007

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the nine years ended December 31, 2007

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	–	–	538,478	–	–	–	–	538,478
Net loss and comprehensive loss	–	–	–	–	(8,017,166)	–	–	(8,017,166)
Balances at December 31, 2004	30,435,153	30,434	19,620,601	21,304	(17,050,232)	-	(49,738)	2,572,369

Shares issued on conversion of 4% senior subordinated convertible debentures	1,157,866	1,158	577,774	–	–	–	–	578,932
Shares issued in settlement of 4% senior subordinated convertible debentures at maturity	485,672	486	242,349	–	–	–	–	242,835
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(163,980)	–	–	–	–	(163,980)
Fair value of stock options issued to consultants for services rendered	–	–	211,496	–	–	–	–	211,496
Fair value of modifications to stock purchase warrants previously issued to unrelated parties	–	–	61,162	–	–	–	–	61,162
Shares issued on the exercise of stock purchase warrants	805,000	805	401,695	–	–	–	–	402,500

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the nine years ended December 31, 2007

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Net loss and comprehensive loss	–	–	–	–	(4,205,659)	–	–	(4,205,659)
Balances at December 31, 2005	32,883,691	32,883	20,951,097	21,304	(21,255,891)	–	(49,738)	(300,345)

Shares issued in
consideration of consulting
services (note 7(a))	800,000	800	106,700	–	–	–	–	107,500
Fair value of unvested
employee stock options
earned during period
(note 7(c))	–	–	28,689	–	–	–	–	28,689
Reversal of fair value of
unvested employee stock
options recognized in the
current and prior periods,
on forfeiture of the options
(note 7(c))	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the
exercise of stock purchase
warrants (note 7(a))	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to
the terms of the 10%
senior secured convertible
notes (note 7(a))	1,600,000	1,600	213,202	–	–	–	–	214,802
Shares issued pursuant to
the terms of the 10% senior
convertible notes (note 7(a))	1,200,000	1,200	188,400	–	–	–	–	189,600
Shares issued pursuant to
the terms of the 10%
promissory note (note 7(a))	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to
the terms of an agreement
to extend the payment
terms of finance fees
payable (note 7(a))	100,000	100	11,400	–	–	–	–	11,500
Intrinsic value of the
beneficial conversion
feature on the 10% senior
convertible notes (note 6)	–	–	465,850	–	–	–	–	465,850

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the nine years ended December 31, 2007

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total

Intrinsic value of the
beneficial conversion
feature on the 10% senior
convertible notes
(note 6)	–	$ –	$ 49,447	$ –	$ –	$ –	$ –	$ 49,447
Shares issued in satisfaction
of interest payable
(note 7(a))	118,378	119	13,519	–	–	–	–	13,638
Shares issued in satisfaction
of finance fees payable,
which were included in
accrued liabilities
(note 7(a))	250,000	250	28,500	–	–	–	–	28,750
Shares issued in satisfaction
of penalty for non-timely
payment of the 10%
promissory note (notes 5
and 7(a))	500,000	500	44,500	–	–	–	–	45,000
Shares issued in
consideration for finance
fees related to the issuance
of convertible and
promissory notes (note 7(a))	740,000	740	75,720	--	--	--	--	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	39,212	22,326,065	21,304	$ (24,643,182)	–	(49,738)	(2,306,339)

Shares issued in
consideration of consulting
services rendered and to be
rendered (note 7(a))	4,105,000	4,105	180,045	–	–	–	–	184,150
Shares issued in
consideration of finance fees
relating to the issuance of
10% senior convertible notes
(note 7(a))	149,333	149	6,511	–	–	–	–	6,660
Shares issued in settlement
of accrued liabilities (note 7(a))	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement
of accrued interest on the
10% senior convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of employee stock
options earned during the
year	–	–	2,727	–	–	–	–	2,727
Incremental value of stock
options issued during the
year in exchange for the
repurchase and cancellation
of options previously issued
(note 7(c))	–	–	106,933	–	–	–	–	106,933
Shares issued pursuant to
the terms of the 10% senior
convertible notes at issuance	2,790,566	2,791	180,132	–	–	–	–	182,923

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the nine years ended December 31, 2007

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to
the terms of the 10% senior
convertible notes on
resolution of the contingency
(note 6)	$ 810,000	$ 810	$ 98,418	$ –	$ –	$ –	$ –	$ 99,228
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
at date of issuance
(note 6)	–	–	188,767	–	–	–	–	188,767
Relative fair value of warrants
issued pursuant to the terms
of the 10% senior
convertible notes (note 7(b))	–	–	102,515	–	–	–	–	102,515
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
on resolution of the
contingency (note 6)	–	–	540,031	–	–	–	–	540,031
Adjustment to the relative
fair value of warrants issued
pursuant to the terms of the
10% senior convertible notes
on resolution of the
contingency (note 6)	–	–	77,222	–	–	–	–	77,222
Shares issued on conversion
of 10% senior convertible
notes (note 6)	572,194	572	52,455	–	–	–	–	53,027
Fair value of warrants issued
in consideration of consulting
services rendered
(note 7(b))	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered (note 7(c))	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive
loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)
Balances at December 31, 2007	49,573,163	$ 49,573	$24,076,593	$ 21,304	$ (28,369,575)	$ –	$(49,738)	$(4,271,843)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2007 and 2006 and the period from August 3, 1999 to December 31, 2007

(In U.S. dollars)

__________________________________________________________________________________________________________

Period from

August 3,

1999 to

December 31,

2007

2006

2007

__________________________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(3,726,393)

$

(3,387,291)

$

(28,369,575)

Items not involving cash:

Depreciation of property and equipment

30,353

61,897

416,939

Non-cash compensation expense (note 7(d))

468,696

300,727

3,008,270

Non-cash interest expense

1,052,808

380,224

4,403,525

Non-cash penalties

–

56,500

166,900

Loss (gain on extinguishment of debt)

102,893

(79,303)

(69,917)

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

–

–

21,926

Write-down of property and equipment

–

–

14,750

Change in non-cash operating working

   capital (note 15)

1,033,078

691,224

3,621,055

__________________________________________________________________________________________________________

Net cash used in operating activities

(1,038,565)

(1,976,022)

(15,245,522)

Cash flows from investing activities:

Additions to property and equipment

(884)

–

(527,427)

Proceeds on sale of property and equipment

–

–

176,890

Cash pledged as collateral for operating lease

–

–

(21,926)

__________________________________________________________________________________________________________

Net cash used in investing activities

(884)

–

(372,463)

Cash flows from financing activities:

Issuance of promissory notes

302,320

586,597

3,997,513

Capital lease repayments

(4,921)

(4,028)

(13,137)

Issuance of 10% senior convertible notes (note 6)

745,000

1,400,000

2,145,000

Debt issuance costs

(5,610)

(50,970)

(288,359)

Repayment of promissory notes

–

(28,990)

(44,855)

Exercise of stock purchase warrants

–

10,000

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

1,036,789

1,912,609

15,569,875

Effects of exchange rates on cash and cash equivalents

–

–

18,431

__________________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(2,660)

(63,413)

(29,679)

Cash and cash equivalents, beginning of period

7,780

71,193

34,799

__________________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

5,120

$

7,780

$

5,120

__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $3,899,798, has accumulated a deficit of $28,369,575 as at December 31, 2007, and has incurred a loss of $3,726,393 and negative cash flow from operations of $1,038,565 for the year then ended.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $3.1 million for the year ending December 31, 2008. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Corporation’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes and convertible notes.

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

Years ended December 31, 2007 and 2006

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

Years ended December 31, 2007 and 2006

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

(f)

Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the 10% senior convertible notes.  The costs are being amortized over the term of the notes.

(g)

Prepaid expenses:

Prepaid non-cash consulting fees related to services to be rendered within twelve months from the balance sheet date are included in prepaid expenses on the balance sheet.  These costs are charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, any remaining balance included in prepaid expenses will be charged to expense immediately.

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

Years ended December 31, 2007 and 2006

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

(j)

Research and development:

Costs related to research, design and development of software products are charged to research and development expenses as incurred unless they meet the generally accepted criteria for deferral and amortization.  Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred.  To date the Corporation has not capitalized any software development costs.

(k)

Foreign currency translation:

The functional currency for the financial statements of the Corporation is the United States dollar.  Exchange gains or losses are realized due to differences in the exchange rate at the transaction date versus the rate in effect at the settlement or balance sheet date.  Exchange gains and losses are recorded in the statement of operations.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

In adopting SFAS 123R, the Corporation applied the modified-prospective transition method.  Under this method, the Corporation has recognized compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).  Under the modified prospective method, periods ending prior to January 1, 2006 were not adjusted.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

(n) Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.  Significant management estimates include assumptions used in estimating the fair value of convertible notes issued with common stock.

(o) New accounting developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“FAS 157”), “Fair Value Measures”.  FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles.  This statement also applies to other accounting pronouncements that require or permit a fair value measure.  As defined by this statement, the fair value of an asset or liability would be based on an “exit price” basis rather than an “entry price” basis.  Additionally, the fair value should be market-based and not an entity-based measurement.  FAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2008).  We have not completed our evaluation of adopting FAS 157.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

3.

Property and equipment:

			2007
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 133,450	$ 4,028
Furniture and equipment	67,203	66,651	552
Leasehold improvements	13,006	13,006	--
Equipment under capital lease	14,766	13,843	923
	$ 232,453	$ 226,950	$ 5,503

			2006
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 116,336	$ 21,142
Furniture and equipment	66,319	57,104	9,215
Leasehold improvements	13,006	13,006	--
Equipment under capital lease	14,766	10,152	4,614
	$ 231,569	$ 196,598	$ 34,971

4.

Deferred financing costs:

	2007	2006
Deferred financing costs	$ 249,500	$ 219,930
Accumulated amortization	(179,448)	(50,527)
	$ 70,052	$ 169,403

During the year ended December 31, 2007, the Corporation issued $1,807,364 in principal amount of its 10% senior convertible notes (note 6).  In connection with the placement of these notes, the Corporation incurred costs totaling $29,570, of which $20,610 was paid or payable in cash and $8,960 was paid through the issuance of 149,333 common shares of the Corporation.  These costs are being amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

5.

Promissory notes payable:

The promissory notes payable bear interest at 12%, are due on demand, and are unsecured.

During the year ended December 31, 2007, the Corporation issued $297,535 in principal amount of its promissory notes.  Also during the year ended December 31, 2007, the Corporation issued $998,982 principal amount of its 10% senior convertible notes (note 6) in consideration for the cancellation of $818,940 in principal of and $180,042 in accrued interest on its promissory notes.

6.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes at and for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Balance at beginning of year	$ 706,803	$ --

Note principal on issuance	1,807,365	1,400,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(2,791)	(2,800)
Allocated to additional paid-in capital	(180,132)	(401,602)
	(182,923)	(404,402)
Allocated to additional paid-in capital for the relative fair value of
warrants issued to holders of the notes	(102,515)	--
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(188,767)	(515,297)
Proceeds allocated to 10% senior convertible notes on issuance	1,333,160	480,301

Accretion recorded as a charge to interest and financing costs	627,628	164,599
Principal converted pursuant to the terms of the note	(50,000)	--
Principal matured and repaid through the issuance of new notes	(25,000)	--
Loss on extinguishment of debt at date of modification	177,234	--
Modification of the 10% senior convertible notes	(716,481)	100,000
Gain on extinguishment of debt at date of modification	--	(38,097)
Balance at end of year	2,053,344	706,803
Current portion of 10% senior convertible notes	1,605,744	--
	$ 447,600	$ 706,803

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

During the year ended December 31, 2007, the Corporation issued an aggregate of $1,807,365 of its 10% senior convertible notes.  $745,000 of the notes were issued for cash; $998,982 of the notes were issued in consideration for the cancellation of $818,940 in principal of and $180,042 in accrued interest on the promissory notes (note 5); $26,110 of the notes were issued as repayment of $25,000 in principal of and $1,110 in accrued interest on previously issued 10% senior convertible notes at maturity; $37,273 of the notes were issued in satisfaction of $37,273 in accounts payable.

Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company.  The rate of conversion for $772,365 of the notes is one common share for each $0.03 of debt converted; the rate of conversion for $1,035,000 of the notes is one common share for each $0.06 of debt converted.  Holders of $835,000 of the notes were not able to exercise their conversion feature until such time as the authorized capital of the Corporation was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Corporation’s Annual General Meeting, an increase in the Corporation’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved; as such, the contingent conversion feature of the notes was resolved, and accounted for as a modification on that date.

The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on $1,435,000 of the notes is payable quarterly, in arrears, at such time as the holder requests payment; interest on $372,365 of the notes is accrued until the notes are either repaid by the Corporation or converted by the holder.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Corporation’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

Holders of the $745,000 notes issued for cash, the $26,110 of notes issued as repayment of $25,000 in principal of and $1,110 in accrued interest on previously issued 10% senior convertible notes, and the $37,273 of notes issued in satisfaction of $37,273 in accounts payable, were granted an aggregate of 2,223,619 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $148,179, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

Holders of the $998,982 notes issued in consideration for the cancellation of promissory notes and accrued interest were granted an aggregate of 1,376,947 common shares of the Corporation.  The grant of 566,947 of these common shares took place immediately upon issuance of the notes; granting of the remaining 810,000 common shares was conditional upon an increase in the authorized capital of the Corporation to at least 120,000 common shares.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $34,744, representing the relative fair value of the 566,947 common shares granted immediately at the issuance date, was allocated to the common shares par value and additional paid in capital.  On October 4, 2007, at the Corporation’s Annual General Meeting, an increase in the Corporation’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved.  Accordingly, the $99,228 relative fair value of the 810,000 contingent share grant was not recorded at the date of issuance of the related note, but was recorded as a reclassification from notes payable to share capital and additional paid in capital on October 4, 2007, being the date on which the contingency was resolved.

Holders of $810,000 of the notes issued in consideration for the cancellation of promissory notes were also granted 1,620,000 Series K warrants, which entitle the holders to purchase 1,620,000 common shares of the Corporation at an exercise price of $0.30 per share, and expire on June 21, 2011.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.  The notes were modified on October 4, 2007, at which time the contingent features of the notes, relating to the grant of common shares on issuance and the conversion feature, were resolved.  This modification resulted in an increase of $77,222 in the relative fair value allocated to the warrants.

At the date of issuance, the conversion feature of each of the following was “in-the-money”: i) $720,000 of the notes issued for cash; ii) $188,982 of the notes issued in consideration for the cancellation of promissory notes and accrued interest; iii) the $26,110 notes issued as repayment of 10% senior convertible notes previously issued; and iv) the $37,272 notes issued in settlement of accounts payable.  The intrinsic value of this beneficial conversion feature was $188,767.  In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid in capital.

$25,000 of the notes issued for cash, as well as $810,000 of the notes issued in consideration for the cancellation of promissory notes and accrued interest, were not convertible until such time as the authorized capital of the Corporation was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Company’s Annual General Meeting, and increase in the Company’s authorized capital from 100,000,000 to 300,000,000 common shares, was approved.  Accordingly, the $540,031 intrinsic value of the contingent conversion feature of these notes was not recorded at the date of issuance, but was recorded as a reclassification from notes payable to additional paid in capital on October 4, 2007, being the date on which the contingency was resolved.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

On March 9, 2007, in conjunction with the issuance of $200,000 of the 10% senior convertible notes, $900,000 of the 10% senior convertible notes issued during 2006 were amended as follows:  the ratio at which the outstanding principal plus accrued interest thereon could be converted into common stock of the Corporation was changed from $0.10 to $0.06; interest on the notes shall be accrued until such time as the holder requests payment.  These amendments resulted in the terms of the amended notes being “substantially different” from the terms of the original notes, as that term is defined in EITF 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly the Company accounted for the modification as an extinguishment of the original debt, which resulted in a loss on the extinguishment of debt of $177,234.

On July 9, 2007, a holder of the 10% senior convertible notes exercised the conversion option and converted $50,000 in principal and $3,027 in accrued interest in exchange for 572,194 shares of common stock.

On October 22, 2007, $25,000 of the 10% senior convertible notes matured.  This note, plus accrued interest of $1,110, was settled through the issuance of a new 10% senior convertible note in the amount of $26,110.

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2007:

		Unamortized	Carrying	Conversion	Maturity
	Face Value	Discount	Value	Rate	Date
Maturing within one year	$ 150,000	$ 10,258	$ 139,742	$0.03	July 2008
	1,100,000	180,869	919,131	0.06	June-July 2008
	700,000	153,129	546,871	0.10	July-Oct 2008
	1,950,000	344,256	1,605,744

Long term	622,364	243,072	379,292	$0.03	May-Dec 2009
	810,000	741,692	68,308	0.06	June 2009
	1,432,364	984,764	447,600

Total	$ 3,382,364	$ 1,329,020	$ 2,053,344

At December 31, 2007, $1,250,000 face value of the 10% senior convertible notes was secured by a first position lien on all of the assets of the Company.  The remaining $2,132,364 was unsecured.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

On June 1, 2006, the Corporation issued a total of $500,000 of its 10% senior convertible notes.  The notes had a maturity date of June 1, 2007.  Under the terms of the notes, the holders were permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.10 of debt and accrued interest converted; the Corporation had the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; and interest was payable quarterly, in arrears.  Additionally, the holders could demand repayment of 50% of the principal of the note, at such time as the Corporation completed an equity financing of $500,000 or more.

Holders of the notes were granted 1,000,000 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $170,000, representing the relative fair value of the shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

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

On July 11, 2006, in conjunction with the issuance of $250,000 in promissory notes (note 5), these $500,000 10% senior convertible notes were amended and restated as follows:  the first position lien on all of the assets of the Corporation was removed; the date of maturity was extended by one year to June 1, 2008; the Corporation was given the option of paying the quarterly interest either in cash or in common shares of the Corporation; the provision allowing the holder to demand immediate repayment of 50% of the face value of the note in the event of an equity financing by the Corporation of at least $500,000 was removed.  These amendments collectively resulted in the new notes being “substantially different” from the original notes, as that term is defined in EITF 96-19:  “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly the Corporation accounted for the modification as an extinguishment of the original debt, which resulted in a gain on the extinguishment of $38,097.

On various dates between June 30 and December 21, 2006, the Corporation issued an aggregate of $900,000 of its 10% senior convertible notes.  $400,000 of the notes mature on July 1, 2008; $500,000 mature on October 1, 2008.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.10 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time, without penalty or bonus; interest is payable quarterly in arrears, and may, at the Corporation’s option, be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated using a 10% discount to the average closing price of the common stock, as listed on the exchange where the Corporation’s common stock is traded, for the ten days prior to the date the interest is due to the holder.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

Holders of the notes were granted an aggregate of 1,800,000 common shares of the Corporation upon issuance of the notes.  In accordance with APB 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” $234,402, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid-in capital.

At the date of issuance, the conversion feature relating to $600,000 of the notes was “in-the’money”.  The intrinsic value of this beneficial conversion feature was $185,297.  In accordance with EITF 98-5, “accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was recorded as additional paid-in capital.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity:

(a)

Common stock transactions:

During the year ended December 31, 2007, the Corporation issued an aggregate of 3,105,000 shares of its common stock valued at $147,150, for services rendered.  $147,150, representing the value of services rendered under these contracts, has been included in selling, general and administrative expenses for the year ended December 31, 2007.

During the year ended December 31, 2007, the Corporation issued 1,000,000 shares of its common stock, valued at $37,000, in consideration for consulting services rendered during the period from October 1, 2006 to January 16, 2007.  $31,519, representing the value of services rendered prior to December 31, 2006, was included in accrued liabilities at December 31, 2006 and in selling, general and administrative expenses for the year then ended.  $5,481, representing the value of services rendered during the year ended December 31, 2007, has been included in selling, general and administrative expenses for the year.

During the year ended December 31, 2007, the Corporation issued 149,333 shares of its common stock, valued at $6,660, in consideration for finance fees relating to the issuance of the Corporation’s 10% senior secured convertible notes.  100,000 of the shares were prepaid, which resulted in a gain on the transaction of $2,300.

During the year ended December 31, 2007, the Corporation issued an aggregate of 1,275,000 shares of its common stock, valued at $47,175, in settlement of accrued liabilities totaling $127,499.  A gain on settlement of debt in the amount of $80,324 was recognized in connection with this transaction.

During the year ended December 31, 2007, the Corporation issued an aggregate of 659,001 shares of its common stock, valued at $39,887, to the holders of the 10% senior convertible notes, in satisfaction of $31,604 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $8,283 was recognized in connection with this transaction.

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2007, the Corporation issued an aggregate of 2,790,566 of its common shares, valued at $182,923, to the holders of the notes.  A further 810,000 common shares, with a relative fair value of $99,228, were granted conditionally to the holders of the notes, such grant to take effect only if the authorized capital of the Corporation was increased to at least 120,000,000 common shares.  On October 4, 2007, at the Corporation’s Annual General Meeting, an increase in the Corporation’s authorized capital from 100,000,000 to 300,000,000 common shares was approved, thereby resolving the contingent feature of the notes.  The shares were subsequently issued pursuant to the terms of the notes.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity:

(a)

Common stock transactions (continued):

On July 9, 2007, a holder of the Corporation’s 10% senior convertible notes exercised the conversion option and converted $50,000 in principal and $3,027 in accrued interest in exchange for 572,194 shares of common stock.

During the year ended December 31, 2006, the Corporation issued a total of 800,000 shares of its common stock, valued at $107,500 in consideration for consulting services rendered and to be rendered.  In relation to these transactions, an expense of $83,750 was included in selling, general and administrative expenses for the year ended December 31, 2006.  The remaining $23,750 was included in prepaid expenses, and expensed over the remaining three months of the contract term.

During the year ended December 31, 2006, the Corporation issued 20,000 shares of its common stock in connection with the exercise of 20,000 Series H stock purchase warrants for cash proceeds of $10,000.

During the year ended December 31, 2006, in connection with the issuance of the Corporation’s 10% senior convertible notes (note 6) the Corporation issued a total of 2,800,000 shares of its common stock, valued at $404,402, to the holders of the notes.

In connection with the issuance of the Corporation’s 10% promissory note on July 13, 2006 the Corporation issued 1,000,000 shares of its common stock, valued at $150,000, to the holder of the note.  In accordance with the terms of the note, a further 500,000 shares of the Corporation’s common stock, valued at $45,000, were issued to the holder of the note on October 11, 2006, as a penalty for failing to repay the full value of the note, plus accrued interest thereon, prior to that date.

During the year ended December 31, 2006, the Corporation issued 740,000 shares of its common stock, valued at $76,460, in consideration for finance fees relating to the issuance of the Corporation’s 10% senior convertible notes and 10% promissory notes.

During the year ended December 31, 2006, the Corporation issued 100,000 shares of its common stock, valued at $11,500, in exchange for the deferral of payment of finance fees.

During the year ended December 31, 2006, the Corporation issued 250,000 shares of its common stock, valued at $28,750, in settlement of finance fees payable in the amount of $25,000 (note 8).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued:

(a)

Common stock transactions (continued):

During the year ended December 31, 2006, the Corporation issued 118,378 shares of its common stock in settlement of $13,637 in accrued interest on the 10% senior convertible notes.

(b)

Transactions involving stock purchase warrants:

During the year ended December 31, 2007, the Corporation issued an aggregate of 3,120,000 series K warrants.  The series K warrants entitle the holders to purchase a total of 3,120,000 common shares of the Corporation at an exercise price of $0.03 per share, are exercisable at any time, and expire on June 21, 2011.  The $211,190 fair value of the warrants at date of issuance was calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 5%; expected volatility of 134%; and an expected life of 4 years.

1,620,000 of the series K warrants were granted in connection with the issuance of the Corporation’s 10% senior convertible notes (note 6).  $102,515, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

1,500,000 of the series K warrants were issued as partial consideration for consulting services which were to have been rendered over a two-year period commencing May 15, 2007.  On July 25, 2007 the underlying service contract was terminated; consequently, $108,675, representing the value of the series K warrants issued in connection with this contract, has been included in selling general and administrative expenses for the year ended December 31, 2007.

Effective May 15, 2007, the exercise price of the Corporation’s series I warrants was adjusted from $0.10 to $0.03, in accordance with the terms of the warrant agreements, which provide for the conversion rate to be adjusted at such time as the Corporation issues debt or equity instruments having a conversion rate lower than the rate then in effect for the series I warrants.  On May 15, 2007, the Corporation issued 10% senior convertible notes (note 6) having a conversion rate of $0.03.

On May 31, 2007, the 3,146,000 Series F warrants expired.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

On July 9, 2007, the 1,635,000 series E warrants were repurchased and cancelled for cash consideration of $1,000.  At the date of repurchase, the fair value of the Series E warrants was nil, as calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest of 4.85%; expected volatility of 188%; and an expected life of .04 years.  The $1,000 cost of repurchasing the series E warrants has been included in general and administrative expenses.

On April 20, 2006, holders of the Series H warrants exercised 20,000 warrants, and purchased 20,000 shares of the Corporation’s common stock for cash proceeds of $10,000.

Effective June 1, 2006, the exercise price of the Corporation’s Series I warrants was adjusted from $0.90 to $0.10, in accordance with the terms of the warrant agreements, which call for the conversion rate to be adjusted at such time as the Corporation issues debt or equity instruments having a conversion rate lower than $0.90.  On June 1, 2006, the Corporation issued senior convertible notes (note 6), which have a conversion rate of $0.10.

On December 31, 2006, in connection with the resignation of one of the Corporation’s directors, 520,000 Series E warrants and 1,005,000 stock options (note 7(c)) were surrendered in exchange for the issuance of 650,000 Series J warrants.  The Series J warrants entitle the holder to purchase a total of 650,000 common shares of the Corporation at an exercise price of $0.15 per share, are exercisable at any time, and expire on June 30, 2008.  At the date of issuance, the fair value of the Series J warrants was $18,307, which was lower than the aggregate fair value of the Series E warrants and the stock options surrendered ($9,314 and $17,688, respectively).  Accordingly, the Corporation did not record an expense in relation to this transaction.  The fair value of the Series J and Series E warrants, and the stock options, were calculated using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility ranging from 136% to 143%; and an expected life ranging from 1.3 to 1.5 years.

On December 31, 2006, 400,000 Series G warrants and 2,652,500 Series H warrants expired.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

Following is a summary of stock purchase warrants outstanding at December 31, 2007 and 2006:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2007	2006

Series E	$0.33	December, 2007	--	1,635,000
Series F	0.50	May, 2007	--	3,146,000
Series I	0.03	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	650,000	650,000
Series K	0.03	June, 2011	3,120,000	--
			7,283,833	8,944,833

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The maximum number of options available for grant was increased by 3,000,000 on October 4, 2007.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2007, 4,595,000 options remained available for grant under these plans.

On June 11, 2007, the Corporation effected a cancellation of 2,667,302 options previously issued to employees and consultants, through a repurchase of the options from the holders for aggregate consideration of $2,661 to be settled in cash, and 5,100,000 newly issued options.  The newly issued options vested immediately; have an exercise price of $0.04; and an expiry date of June 10, 2012, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  The incremental fair value of these options at the date of grant was $106,933, determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 5.06%; expected volatility of 168%; and an expected life of 5 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

Also on June 11, 2007, the Corporation granted 900,000 options as partial consideration for consulting services which were to have been rendered over a two-year period commencing May 15, 2007.  On July 25, 2007, the contract was terminated; consequently, $20,969, representing the value of the options issued in connection with this contract, has been included in selling, general and administrative expenses for the year ended December 31, 2007.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 5.06%; expected volatility of 168%; and an expected life of 5 years.  These options expired on November 22, 2007, in accordance with the early expiration provision of the options.

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

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

On December 31, 2006, in connection with the resignation of one of the Corporation’s directors,  1,005,000 stock options and  520,000 Series E warrants were surrendered in exchange for the issuance of 650,000 Series J warrants (note 7(b)).

Following is a summary of stock options outstanding at December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	3,447,302	$ 0.50	5,252,302	$ 0.50
Granted	6,000,000	0.04	100,000	0.67
Cancelled	(2,667,302)	0.50	--	--
Expired	(1,308,000)	0.21	(1,655,000)	0.51
Forfeited	(67,000)	0.67	(250,000)	0.57
Options outstanding, end of year	5,405,000	$ 0.06	3,447,302	$ 0.50

Options exercisable, end of year	5,405,000	$ 0.06	3,297,302	$ 0.49

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2007:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/07	contractual life	price	at 12/31/07	price
$ 0.33	305,000	0.4 years	$ 0.33	305,000	$ 0.33
0.04	5,100,000	4.5 years	0.04	5,100,000	0.04

	5,405,000	4.2 years	$ 0.06	5,405,000	$ 0.06

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Stockholders’ equity (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2007 and 2006:

	2007	2006
Selling, general and administrative	$ 444,324	$ 300,727
Research and development	24,372	--
Total stock-based compensation included in expenses	$ 468,696	$ 300,727

8.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest on the promissory notes; and the interest portion of capital lease payments.

9.

Gain (loss) on extinguishment of debt and accrued liabilities:

	2007	2006
Loss on settlement of $31,603 of accrued interest on 10% senior
convertible notes (note 6)	$ (8,283)	$ --
Gain on issuance of 1,275,000 common shares, valued at
$47,175, in settlement of accrued liabilities totaling $127,499
(note 7)	80,324	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection
with the issuance of 10% senior convertible notes	2,300	--
Loss recognized on the modification of the 10% senior
convertible notes (note 6)	(177,234)	--
Gain on extinguishment of 10% promissory note	--	44,956
Gain on extinguishment of 10% senior convertible notes (note 6)	--	38,097
Loss on issuance of 250,000 common shares, valued at $28,750
in satisfaction of accounts payable totaling $25,000 (note 7(a))	--	(3,750)
	$ (102,893)	$ 79,303

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2007 and 2006, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2007	2006

Stock options	5,405,000	3,447,302
Series E stock purchase warrants	--	1,635,000
Series F stock purchase warrants	--	3,146,000
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	650,000
Series K stock purchase warrants	3,120,000	--
	12,688,333	12,391,635

11.

Related party transactions:

Included in promissory notes payable (note 5) is $59,766 (2006 - $7,902) payable to companies controlled by directors of the Corporation, and $21,170 (2006 - $18,438) payable to a director.  $5,037 (2006 - $221) in accrued interest charges relating to these notes is included in accrued liabilities; $4,422 (2006 – $221) is included in interest and finance costs for the year.

As discussed in note 12(b), the Corporation subleased excess office space during the year ended December 31, 2007, to companies which were related during part of the sublease period.

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

The Corporation has the following guarantees which are subject to the disclosure and measurement requirements of FIN 45:

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

a)

Guarantees (continued)

(i) In the normal course of business, the Corporation entered into a lease agreement for facilities.  As the lessee, the Corporation agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  The maximum amount potentially payable under the foregoing indemnity cannot be reasonably estimated.  The Corporation does not have liability insurance that relates to the indemnification described above.

(ii) The Corporation includes standard intellectual property indemnification clauses in its software license and service agreements.  Pursuant to these clauses, the Corporation holds harmless and agrees to defend the indemnified party, generally the Corporation’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to the Corporation’s products.  The term of the indemnification clauses is generally perpetual from the date of execution of the software license and service agreement.  In the event an infringement claim against the Corporation or an indemnified party is successful, the Corporation, at its sole option, agrees that it will do one of the following:  (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software.  The Corporation believes the estimated fair value of these intellectual property indemnification clauses is minimal.

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

2008	$ 80,387
2009	80,387
2010	26,796
Total	$ 187,570

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

b)

Commitment (continued)

Rental expense for the year, which is included in selling, general and administrative expenses, has been reduced by sublease income of $18,610 (2006 - $31,808), of which $2,813 (2006 - $31,808) was received from a related company.  The companies are related by virtue of an officer and director of the Corporation being also an officer and director of the other company.  The sublease arrangement was discontinued effective August 31, 2007.

Rent expense incurred under the operating lease for the year ended December 31, 2007, net of sublease income, was $96,277 (2006 - $118,647).

13.  Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and promissory notes payable approximates fair value due to the short term to maturity of these instruments.  The fair value of the 10% senior convertible notes at December 31, 2007 was approximately $2,479,000 based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

14.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$ 5,873,000	$ 5,041,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	6,923,000	6,091,000

Valuation allowance	(6,923,000)	(6,091,000)

Net deferred taxes	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

14.

Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2006 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2006 - 34%) to the net loss as a result of the following:

	2007	2006
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,266,974)	$ (1,151,679)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	832,000	1,046,000
Compensation expense	159,000	63,000
Interest and financing costs	213,000	71,000
Gain on extinguishment of debt	35,000	(27,000)
Other	27,974	(1,321)

	$ --	$ --

The Corporation has net operating losses of $17,452,000 (2006 - $14,829,000) which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
$ 17,452,000

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

15.

Change in non-cash operating working capital:

	2007	2006

Accounts receivable	$ (2,152)	$ 61,367
Prepaid expenses	46,091	(366)
Accounts payable	607,009	258,771
Accrued liabilities	382,130	241,452
Deferred revenue	--	130,000
	$ 1,033,078	$ 691,224

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2007, nor during the year ended December 31, 2006.  Interest paid in cash during the years ended December 31, 2007 and December 31, 2006 were $1,023 and $2,593, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2007	2006

Debt issuance costs	$ 23,960	$ 178,960
Issuance of 659,001 shares of the Corporation’s common
stock, valued at $39,887, in settlement of interest payable
In the amount of $31,603	39,887	--
Issuance of 1,275,000 shares of the Corporation’s common
stock, valued at $47,175, in settlement of accrued liabilities
totaling $127,499	47,175	--
Issuance of 1,025,000 shares of the Corporation’s common
stock, valued at $38,150, in satisfaction of consulting fees payable, $31,519 of which was included in accrued liabilities
at December 31, 2006	38,150	--
Issuance of 3,080,000 shares of the Corporation’s common
stock, valued at $146,000, in respect of consulting services
rendered	146,000	--
Payable to employees and consultants with respect to the
repurchase of options issued in prior periods	2,661	--
Issuance of 250,000 shares of the Corporation’s common
stock, valued at $28,750, in satisfaction of accounts payable
in the amount of $25,000	--	28,750
Issuance of 118,378 shares of the Corporation’s common
stock in settlement of $13,638 in accrued interest on the
10% senior convertible notes	--	13,638
Total	$ 297,833	$ 221,348

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

17.

Subsequent events:

On December 21, 2006, a former director of the Corporation commenced legal action against the Corporation with respect to approximately $51,732 in unpaid salary owing to the former director at the date of his retirement, plus costs with respect to collecting the amount due.  The Corporation contested this action, and on January 29, 2008, an out of court settlement for $34,727 was reached.  Legal fees of $10,238 relating to this action have been included in selling, general and administrative expenses for the year ended December 31, 2007.  Additional costs of $1,476 relating to this action were incurred in January 2008, and have been included in selling general and administrative expenses for that period.  A liability for unpaid salary of $50,950, and employee expense reimbursements of $782 have been included in accrued liabilities and accounts payable, respectively,  at December 31, 2007.

During the period from January 1 to April 8, 2008, the Corporation issued an aggregate of $321,512 of its promissory notes, of which $288,512 were issued to related parties.

On January 7, 2008, holders of the Corporation’s 10% senior convertible notes exercised the conversion option and converted $31,763 in principal and accrued interest in exchange for 1,058,780 shares of common stock.

On January 10, 2008, the Corporation received $50,000 in cash proceeds from the issuance of its 10% senior convertible notes.  The notes are payable on demand, and are secured by a general assignment of all assets of the Corporation.  Under the terms of the note, the holder is permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable quarterly and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 300,000 shares of its common stock to the holder pursuant to the terms of the note.

On January 25, 2008, the Corporation issued 3,000,000 shares of its common stock pursuant to the terms of a contract to provide financial advisory services for an unspecified period of time.

On February 1, 2008, the Corporation issued 200,000 shares of its common stock pursuant to the terms of a contract to provide consulting services for a one-year period commencing January 3, 2008.

On March 5, 2008, the Corporation received $30,000 in cash proceeds, net of a discount of $3,000, from the issuance of its promissory notes.  The Corporation issued 100,000 shares of its common stock to the holder pursuant to the terms of the note.  The note became due on March 19, 2008; at April 14, 2008, the Corporation was involved in negotiations regarding the settlement of this note.

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

Management of Validian Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is not supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which audited our financial statements included in this annual report on Form 10-KSB, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2007.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2007 and 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; and (2) the lack of timely preparation of certain back up schedules.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We had only three people involved in the processing of accounting entries during 2006 and 2007:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  While we strive to segregated duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2006 and 2007, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, we did not file our Form 10-QSB for the quarter ended September 30, 2006 until November 24, 2006, partially as a result of our lack timely preparation of back up schedules; the audit of our 10-KSB for the year ended December 31, 2006 was also delayed for this reason.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report, although progress in remediation had been made.  Effective during the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

If we are unable to remediate the identified material weakness, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price. We have not been as successful in this initiative as we had hoped.

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

There has been no change in internal control over financial reporting, other than the measures noted above, during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2007:

Name

Age

Position

Bruce I. Benn

54

Director, President, Chief Executive Officer,

Executive Vice President and Secretary

Effective May 6, 2005, the Board of Directors of the Company appointed Bruce I. Benn to the positions of President and Chief Executive Officer of the Company.  Mr. Benn has served as a Director, Executive Vice President and Secretary of the Company since February 2004.  From 1999 until February 2004, he provided services to the Company through Capital House Corporation.  Mr. Benn plays a major role in making key management and strategic decisions and oversees all aspects of corporate finance for the Company.  He has been principally responsible for arranging the $20 million of capital investment for the Company from 1999 to date. Since 1989, Mr. Benn has been the President, Director and co-founder of Capital House Corporation, a boutique investment bank that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

Name

Age

Position

Ronald I. Benn

53

Director, Chief Financial Officer and

Treasurer

Ron Benn was appointed a Director, Chief Financial Officer and Treasurer of the Company in February 2004. He is a co-founder, Officer and Director of Capital House Corporation since 1989.  He was Chief Financial Officer of Coast Software Inc., a position he held from September 2000 to February 2004 and where he was directly involved in raising more than $7 million in capital.  From 1995 to 2007, he was also a Director of Telemus Electronics. From 1995 until 2000 he was Chief Financial Officer of DevX Energy, Inc., a publicly traded company on the NASDAQ exchange. He has 23 years' experience in senior finance positions, having begun his career in 1980 with Clarkson Gordon (now Ernst & Young) in the audit department. He holds a Chartered Accountant designation with the Institute of Chartered Accountants of Ontario (1982), and Bachelor of Commerce (Honours) degree from the University of Windsor, in Windsor, Canada and Bachelor of Science degree from Carleton University in Ottawa, Canada. Ron Benn is the brother of Bruce Benn.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn, Bruce (1)(4)	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald (2)(4)	2007	98,243			18,339				116,582
	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

(1) Became Director, President, Chief Executive Officer, Executive Vice President and Secretary in May 2005.  In addition, Mr. Benn served as Executive Vice President and Secretary from February 2004 to May 2005.

(2)  Became Director, Chief Financial Officer and Treasurer in February, 2004.

(3) Became Director, Executive Vice President and Secretary in July, 2001.  In addition, Mr. Maisonneuve served as Chairman, President, Chief Executive Officer, and Chief Financial Officer from January, 2002 to February, 2004; as Chairman, President, Chief Executive Officer from January 2002 until May 2005; and as Chairman and Vice- President – Strategic Marketing from May 2005 until his retirement effective December 31, 2006.

(4) Reported salary for August 2006 to December 2007 has been accrued but not paid.

 Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisble (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned= (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Benn, Ronald	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

(1)  Calculated based on $0.027 per share of common stock, the closing bid price of our common stock on December 31, 2006.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related     Stockholder

Matters.

The following table sets forth information as of March 31, 2008, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

  Number of Shares

  of Common Stock

  Beneficial Owner

Beneficially Owned

Outstanding  (1)

Leonid Frenkel (3)

4,884,165

9.0%

401 City Avenue

Suite 800

Bala Cynwyd, PA 19004

Bruce Benn* (2) (4)

3,580,000

6.5%

Valdosta Corp. (2)

3,400,000

6.3%

P.O. Box 30592

Cayside, 2nd Floor, Harbour Drive

Georgetown, Grand Cayman

Cayman Islands, BWI

Ronald Benn* (2) (5)

1,175,500

2.1%

All Executive Officers and Directors

 As a Group

4,755,500

8.5%

_________________________________________________________________________________________________________

*Executive Officer and/or a Director.

(1)

Based upon 54,151,943 shares of common stock issued and outstanding as of March 31, 2008 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

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

(3)

Based on information contained in Schedule 13G as filed by Mr. Frenkle on February 14, 2008.

(4)

Includes (a) 30,000 shares held directly by Bruce Benn; (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 900,000 shares issuable upon exercise of options held directly by Bruce Benn.  See footnotes (2) and (11).

(5)

Includes (a) 25,500 shares held directly by Ronald Benn, (b) 250,000 shares owned of record by Valdosta Corporation; and (c) 900,000 shares issuable upon exercise of  options held directly by Ronald Benn.  See footnotes (2) and (11).

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,200,000	$ 0.04	5,800,000
Equity compensation plans not approved by security holders	--	--	--
Total	4,200,000	$ 0.04	5,800,000

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 2,702,302 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance, and are exercisable until June 19, 2012, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 3,912,302 options originally granted under this plan, none were exercised as of March 31, 2008, and 1,205,000 expired during the period from January 1 to March 31, 2008 on termination of the related consulting and employment agreements, leaving 2,707,302 currently outstanding.

On December 15, 2004, the board of directors adopted the 2004 Incentive Equity Plan, which was approved by our stockholders on February 25, 2005.  The 2004 Incentive Equity Plan is administered by the board of directors, who has the authority to grant stock options and stock appreciation rights to our officers, employees and consultants, and to establish the option vesting schedule.  The total number of shares of common stock reserved for issuance under the terms of the 2004 Incentive Equity Planwas increased to 6,087,698 as approved by our stockholders at our Annual General Meeting on October 4, 2007.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 1,492,698 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at an exercise prices of $0.04:  The options vested immediately upon their issuance, and are exercisable until June 19, 2012, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 2,392,698 options originally granted under this plan, none were exercised as of March 31, 2008 and 900,000 expired during the year ended December 31, 2007 on termination of the related consulting agreement, leaving 1,492,698 currently outstanding.

Item 12.  Certain Relationships and Related Transactions.

Included in promissory notes payable at December 31, 2007 is $59,766 (2006 - $7,902) payable to companies controlled by directors of the Corporation, and $21,170 (2006 - $18,438) payable to a director.  $5,037 (2006 - $221) in accrued interest charges relating to these notes is included in accrued liabilities; $4,422 (2006 - $221) is included in interest and finance costs for the year.

Effective July 1, 2004, our company entered into an agreement to sublease excess office space to a company which was related at that time.  This other company was related to our company due to Ronald Benn being an officer and director of both companies; the other company changed management effective January 1, 2007, such that there was no longer a relationship between the other company and the Corporation from that date.  However, in July 2007, another company which is related to the Corporation assumed responsibility for the sublease on July 1, 2007.  Consequently sublease income received for July and August 2007, and for the year ended December 31, 2006, was from a related company.  Rent expense for the year, which is included in selling, general and administrative expenses, has been reduced by sublease income of $18,610 (2006 -$31,808), of which $2,813 (2006 - $31,808) was received from these related companies.

Item 13.

  Exhibits

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	Amendment to Articles of Incorporation
3.4	By-Laws (2)
3.5	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of Class J Warrants (6)
4.8	Form of 12% Promissory Note (1)
4.9	Form of 4% Convertible Debenture (1)
4.10	Form of 10% senior secured convertible note and security agreement (6)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

 (6)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Commission on May 18, 2007 and incorporated herein by reference.

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

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2006 fiscal year	Fees billed for 2006 fiscal year
Audit fees	$ 81,774	$ 37,416
Audit-related fees	$ 40,781	$ 66,879

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

Dated:  April 14, 2008

By:  /s/  Ronald Benn

Ronald Benn

Chief Financial Officer, Treasurer and director

(principal financial and accounting officer)

Dated:  April 14, 2008

Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	Amendment to Articles of Incorporation
3.4	By-Laws (2)
3.5	Amendment to By-Laws (1)
4.1	Form of Class B Warrants (2)
4.2	Form of Class E Warrants (1)
4.3	Form of Class F Warrants (1)
4.4	Form of Class G Warrants (1)
4.5	Form of Class H Warrants (1)
4.6	Form of Class I Warrants (3)
4.7	Form of Class J Warrants (6)
4.8	Form of 12% Promissory Note (1)
4.9	Form of 4% Convertible Debenture (1)
4.10	Form of 10% Senior secured convertible note and security agreement (6)
10.1	Registration Rights Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.2	Securities Purchase Agreement, dated as of March 8, 2004 by and among the Company and each entity named on the signature page thereto (3)
10.3

Securities Purchase Agreement in respect of the 4% Convertible Debenture, dated as of December 30, 2003 by and between Validian Corporation and each individual or entity named on a signature page thereto (1)

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

(6)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Commission on May 18, 2007 and incorporated herein by reference.