Form 10QSB
period 2008-03-31
VALIDIAN CORP
filed 2008-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-QSB

________

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  55,263,367 Shares of the issuer’s Common Stock were outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,639	$ 5,120
Accounts receivable	21,071	16,780
Prepaid expenses	29,824	34,484
	52,534	56,384
Property and equipment, net of accumulated depreciation of $229,662
(December 31, 2007 - $226,950)	2,791	5,503
Deferred financing costs, net of accumulated amortization of $212,092
(December 31, 2007 - $179,448)	37,408	70,052

Total assets	$ 92,733	$ 131,939
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 2,270,456	$ 2,106,501
Deferred revenue	155,000	155,000
Promissory notes payable (note 3)	329,913	87,308
Current portion of capital lease obligation	--	1,629
Current portion of 10% Senior convertible notes (note 4)	1,804,392	1,605,744
Total current liabilities	4,559,761	3,956,182

10% Senior convertible notes (note 4)	537,105	447,600
Total liabilities	5,096,866	4,403,782

Stockholders’ Deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 55,119,817 and 49,573,163 shares at March 31, 2008 and December 31, 2007, respectively.)	55,120	49,573
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2008 and at December 31, 2007)	--	--
Additional paid in capital	24,437,997	24,076,593
Deficit accumulated during the development stage	(29,468,796)	(28,369,575)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2007 and December 31, 2006, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(5,004,133)	(4,271,843)

Basis of presentation (note 1)
Commitments (note 10)
Fair value measurements (note 12) Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$92,733	$131,939

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

And for the Period from August 3, 1999 to March 31, 2008

(Unaudited)

			Period from
	Three Months Ended		August 3, 1999
	March 31,		To March 31,
	2008	2007	2008
Operating expenses (income):
Selling, general and administrative	$468,771	$ 428,132	$13,441,351
Research and development	218,238	243,224	9,167,970
Depreciation of property and equipment	2,712	13,070	419,651
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	689,721	684,426	24,632,465

Loss before other income (expenses)	(689,721)	(684,426)	(24,632,465)

Other income (expenses):
Interest income	--	--	61,576
Gain (loss) on extinguishment of debt and
accrued liabilities (note 7)	12,513	(102,893)	82,430
Interest and financing costs (notes 6 and 9)	(455,907)	(185,251)	(4,864,458)
Other	33,894	(4,357)	(115,879)
	(409,500)	(292,501)	(4,836,331)

Net loss	$(1,099,221)	$(976,927)	$(29,468,796)

Loss per share – basic and diluted (note 8)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during period	53,212,550	44,537,878

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

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

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

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

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

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

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

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

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2006	39,212,069	$ 39,212	$22,326,065	$ 21,304	$ (24,643,182)	$ -	$(49,738)	$ (2,306,339)
Shares issued in consideration of
consulting services rendered
and to be rendered	4,105,000	4,105	180,045	–	–	–	–	184,150
Shares issued in consideration of
finance fees relating to the
issuance of 10% senior
convertible notes	149,333	149	6,511	–	–	–	–	6,660
Shares issued in settlement of
accrued liabilities	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of employee stock
options earned during the period	–	–	2,727	–	–	–	–	2,727
Incremental value of stock
options issued during the period
in exchange for the repurchase
and cancellation of options
previously issued	–	–	106,933	–	–	–	–	106,933
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	2,790,566	2,791	180,132	–	–	–	–	182,923
Shares issued pursuant to the
terms of the 10% senior
convertible notes on resolution
Of the contingency	810,000	810	98,418	–	–	–	–	99,228
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at date
of issuance	--	--	188,767	--	--	--	--	188,767
Relative fair value of warrants
issued pursuant to the terms of
the 10% senior convertible
notes	–	–	102,515	–	–	–	–	102,515
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes on
resolution of the contingency	–	–	540,031	–	–	–	–	540,031
Adjustment to the relative fair
value of warrants issued
pursuant to the terms of the 10%
senior convertible notes on
resolution of the contingency	--	--	77,222	--	--	--	--	77,222

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2008

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Shares issued on conversion of
10% senior convertible notes	572,194	$ 572	$ 52,455	$ –	$ –	$ –	$ –	$ 53,027
Fair value of warrants issued in
consideration of consulting
services rendered	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)

Balances at December 31, 2007	49,573,163	49,573	24,076,593	21,304	(28,369,575)	–	(49,738)	(4,271,843)

Shares issued in consideration of
consulting contract incentive
payment (note 5(a))	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to be
` rendered (note 5(a))	200,000	200	15,400	–	–	–	–	15,600
Shares issued in connection with
the conversion of 10% senior
convertible notes (note 4)	1,058,780	1,059	31,213	–	–	–	–	32,272
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 4)	300,000	300	11,238	–	–	–	–	11,538
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at date
of issuance (note 4)	--	--	38,462	--	--	--	--	38,462
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 3)	100,000	100	2,323	–	–	–	–	2,423
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes (note 4)	887,874	888	25,748	--	--	--	--	26,636
Net loss and comprehensive loss	–	–	–	–	(1,099,221)	–	–	(1,099,221)

Balances at March 31, 2008	55,119,817	$ 55,120	$ 24,437,977	$ 21,304	$ (29,468,796)	$ --	$ (49,738)	$(5,004,133)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2008

And for the Period from August 3, 1999 to March 31, 2008

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$ (1,099,221)	$(976,927)	$ (29,468,796)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation of property and equipment	2,712	13,070	419,651
Stock-based compensation	243,900	122,921	3,252,170
Non-cash interest and financing expense	452,804	184,878	4,856,329
Loss (gain) on extinguishment of debt and accrued liabilities (note 7)	(12,513)	102,893	(82,430)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,291)	(4,587)	(9,308)
Prepaid expenses	11,360	(17,992)	(65,642)
Accounts payable and accrued liabilities	113,792	318,646	3,667,044
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(291,457)	(257,098)	(15,536,979)
Cash flows from investing activities:
Additions to property and equipment	--	--	(527,427)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(372,463)
Cash flows from financing activities:
Capital lease repayments	(1,629)	(1,117)	(14,766)
Issuance of promissory notes	258,115	59,897	4,255,628
Issuance of 10% senior convertible notes	50,000	200,000	2,195,000
Debt and equity issuance costs	(3,000)	--	(922,983)
Repayment of promissory notes	(8,000)	--	(52,855)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	295,486	258,780	15,865,361

Effects of exchange rates on cash and cash equivalents	(7,510)	--	10,921
Net decrease in cash and cash equivalents	(3,481)	(1,682)	(33,160)
Cash and cash equivalents:
Beginning of period	5,120	7,780	34,799
End of period	$ 1,639	$ 9,462	$ 1,639

See accompanying notes to unaudited interim period consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

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

1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Validian Corporation and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2008. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,507,227 and stockholders’ deficiency of $5,004,133 as at March 31, 2008, and has incurred a loss of $1,099,221 and negative cash flow from operations of $291,457 for the three months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenditures of approximately $3.7 million for the year ending December 31, 2008, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

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

2.  Recently adopted accounting standards

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At March 31, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions.  The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1 – Quoted prices for identical instruments in active markets

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets

Level 3 – Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

3.  Promissory notes payable

	March 31,	December 31,
	2008	2007
Due on demand, interest at 12%, unsecured	$ 296,913	$ 87,308
Due upon the Company raising a minimum of $250,000 in equity
financing or financing convertible into equity, interest at 10%, unsecured	33,000	--
	$ 329,913	$ 87,308

During the three months ended March 31, 2008, the Company issued $258,115 in principal amount of its promissory notes, and repaid $8,000 of the notes.  Holders of $33,000 of the notes issued during the period were granted 100,000 common shares of the Company at the date of issuance.  $2,423, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

4.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the notes for the periods ended March 31, 2008 and December 31, 2007:

	Three months	Year
	Ended	Ended
	March 31, 2008	December 31, 2007
Balance beginning of period	$ 2,053,344	$ 706,803

Note proceeds on issuance	50,000	1,807,365
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(300)	(2,791)
Allocated to additional paid-in capital	(11,238)	(180,132)
	(11,538)	(182,923)
Allocated to additional paid-in capital for the relative fair value of warrants
issued to holders of the notes	--	(102,515)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(38,462)	(188,767)
Proceeds allocated to 10% senior convertible notes on issuance	--	1,333,160

Accretion recorded as a charge to interest and financing costs	320,425	627,628
Principal converted pursuant to the terms of the note (note 5(a))	(32,272)	(50,000)
Principal matured and repaid through the issuance of new notes	--	(25,000)
Loss on extinguishment of debt at date of modification	--	177,234
Modification of the 10% promissory note	--	(716,481)
	2,341,497	2,053,344
Current portion of 10% senior convertible notes	1,804,392	1,605,744
	$ 537,105	$ 447,600

During the three months ended March 31, 2008, the Company issued $50,000 of its 10% senior convertible notes, for cash proceeds.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at the rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest is accrued until the notes are either repaid by the Company or converted by the holder, or until such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be one share for each $0.03 of interest settled.

Holders of the notes were granted 300,000 common shares of the Company upon issuance of the notes; $11,538, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

4.  10% Senior convertible notes (continued)

At the date of issuance, the conversion feature of the notes was in-the-money;  $38,462, representing the intrinsic value of the beneficial conversion feature, was recorded as additional paid-in capital.

Also during the three months ended March 31, 2008, a holder of the Company’s 10% senior convertible notes exercised the conversion option and converted $32,272 in principal in exchange for 1,058,780 shares of common stock.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2008:

		Unamortized	Carrying	Conversion	Maturity
	Face Value	Discount	Value	Rate	Date
Maturing within one year	$ 50,000	$ --	$ 50,000	$0.03	On demand
	150,000	5,248	144,752	0.03	July 2008
	1,100,000	82,440	1,017,560	0.06	June – July, 2008
	700,000	109,920	592,080	0.10	July 2008
	2,000,000	195,608	1,804,392

Long term	590,092	207,051	383,041	0.03	May 2009
	810,000	655,936	154,064	0.06	June 2009
	1,400,092	862,987	537,105

Total	$ 3,400,092	$ 1,058,595	$2,341,497

At March 31, 2008, $1,300,000 face value of the 10% senior convertible notes was secured by a first position lien on all of the assets of the Company.  The remaining $2,100,092 was unsecured.

5.  Stockholders’ Deficiency

(a)  Common stock transactions

During the three months ended March 31, 2008, the Company issued 3,000,000 shares of its common stock, valued at $240,000, as an incentive in connection with a consulting services agreement, under which services are to be provided to the Company for an indefinite period of time.  $240,000 representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

Also during the three months ended March 31, 2008, the Company issued 200,000 shares of its common stock, valued at $15,600, as partial consideration for consulting services rendered and to be rendered.  $3,900, representing the value of the services provided to March 31, 2008, has been included in selling, general and administrative expenses for the three months ended March 31, 2008; the remaining $11,700 has been included in prepaid expenses, and will be expensed over the remaining nine months of the contract term.

On January 7, 2008, a holder of the Company’s 10% senior convertible notes exercised the conversion option and converted $32,272 in principal in exchange for 1,058,780 shares of common stock (note 4).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

(a)  Common stock transactions (continued)

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2008, the Company issued 300,000 of its common shares, valued at $11,538, to the holders of the notes (note 4).

In connection with the issuance of the Company’s promissory notes during the three months ended March 31, 2008 the Company issued 100,000 of its common shares, valued at $2,423, to the holders of the notes (note 3).

During the three months ended March 31, 2008, the Company issued 887,874 shares of its common stock, valued at $26,636, to the holders of the 10% senior convertible notes, in satisfaction of $22,055 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $4,581 was recognized in connection with this transaction (note 4).

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2008, there were a total of 5,100,000 options granted under these plans, all with an exercise price of $0.04, and an expiry date of June 19, 2012.  All of these options are fully vested.  4,900,000 options remained available for grant under these plans as of March 31, 2008.

During the three months ended March 31, 2008, 1,205,000 options issued during prior periods expired in accordance with the terms of the options, on the termination of the related consulting contract.

(c)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Selling, general and administrative	$ 243,900	$ 122,921

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

6.  Interest and Financing Costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest and accretion on the promissory notes; and the interest portion of capital lease payments.

7.  Gain (loss) on extinguishment of debt and accrued liabilities

	Three Months Ended March 31,
	2008	2007
Loss on settlement of accrued interest on 10% senior convertible notes (note 4)	$ (4,581)	$ (8,283)
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Company, pursuant to the settlement of a legal action
brought by the former director against the Company	17,094	--
Gain on issuance of 1,275,000 common shares, valued at $47,175, in
settlement of accrued liabilities totaling $127,499	--	80,324
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with
$200,000 in principal amount of the 10% senior convertible notes	--	2,300
Loss recognized on the modification of the 10% senior convertible
notes	--	(177,234)
	$ 12,513	$ (102,893)

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

	March 31, 2008	March 31, 2007
Stock options	4,200,000	3,005,302
Series E stock purchase warrants	--	1,635,000
Series F stock purchase warrants	--	3,146,000
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	650,000	650,000
Series K stock purchase warrants	3,120,000	--
	11,483,333	11,949,635

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

9.  Related Party Transactions

Included in promissory notes payable (note 3) is $269,520 (December 31, 2007 - $59,776) payable to companies controlled by directors of the Company, and $20,544 (December 31, 2007 - $21,170) payable to a director.  $3,289 (December 31, 2007 – 2,769) in accrued interest charges relating to these notes is included in accrued liabilities at March 31, 2008.

$4,161 (2007 - $802) is included in interest and finance charges for the period then ended.

10.  Commitments

Rent expense incurred under the operating lease for the three months ended March 31, 2008, was $23,336 (2007 - $29,761, net of sublease income of $7,714).

11.  Supplementary Cash Flow Information

The Company paid no income taxes during the three months ended March 31, 2008, nor during the three months ended March 31, 2007.  Interest paid in cash during the three months ended March 31, 2008 and March 31, 2007 was $3,103 and $373, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the three months ended March 31, 2008 and 2007:

	2008	2007

Debt issuance costs	$ 5,000	$ 29,570
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	26,636	39,887
Issuance of 3,000,000 shares of the Company’s common stock, valued at
$240,000, as an incentive for entering into a consulting services agreement	240,000	--
Issuance of 200,000 shares of the Company’s common stock, valued at
$15,600, in respect of consulting services rendered and to be rendered	15,600	--
Issuance of 1,275,000 shares of the Company’s common stock, valued
at $47,175, in settlement of accrued liabilities totaling $127,499	--	47,175
Issuance of 1,025,000 shares of the Company’s common stock, valued at
$38,150, in satisfaction of consulting fees payable, $31,519 of which was
included in accrued liabilities at December 31, 2006	--	38,150
Issuance of 3,000,000 shares of the Company’s common stock, valued at
$138,000, in respect of consulting services rendered		138,000
	$ 287,236	$ 292,782

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2008

 (Unaudited)

12.  Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities, and promissory notes payable approximates fair value due to the short term to maturity of these instruments.

The fair value of the 10% senior convertible notes at March 31, 2008 was approximately $3,023,000 based on the present value of future cash flows as of the balance sheet date, discounted at market rates.  Management has estimated the market rates used in this calculation based on their observation of similar debt instruments, and debt instruments possessing similar risk elements, as no observable market price of an identical item exists.  Since the Company has used significant unobservable inputs in its valuation of the 10% senior convertible notes, this is considered to be a Level 3 valuation in the prescribed fair value hierarchy under SFAS 157.

13. Subsequent events

During the period from April 1 to May 15, 2008, the Company issued $104,446 of its promissory notes to a related party.

On April 18, 2008, the Company issued $47,850 of its 10% senior convertible notes in consideration for the cancellation of $47,850 in accounts payable.  In connection with this transaction, the Company issued 143,550 shares of its common stock to the holder of the note.

On May 12, 2008, the Board of Directors approved the grant of 2,925,000 options to employees and consultants of the Company.  The options vested immediately; have an exercise price of $0.04; and have an expiry date of May 12, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.

On May 14, 2008, the Board of Directors approved the grant of a further 900,000 options to consultants of the Company.  The options have an exercise price of $0.04, and an expiry date of May 14, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  The grant of these options is conditional upon the consultants entering into engagement agreements with the Company; the vesting period will be determined in conjunction with the terms of the engagement agreements.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2008 Interim Consolidated Condensed Financial Statements.

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

Stock based compensation:

The Company accounts for its stock-based payments in accordance with SFAS 123R, which requires all share-based payments, including stock options granted by the Company to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Company uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award.

Recently adopted accounting standards:

SFAS No. 157

The Company adopted the provisions of Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures.  The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated condensed financial statements.  The disclosures required by SFAS 157 are included in Note 12, “Fair Value Measurements,” to the Company’s consolidated condensed financial statements.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue:  We had no revenue during the three months ended March 31, 2008, nor during the three months ended March 31, 2007.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2008, we incurred a total of $468,771, including $224,871 in cash-based expenses and $243,900 in stock-based expenses, as compared to $428,132, of which $305,211 was cash-based and $122,921 was stock-based expense, during the three months ended March 31, 2007.  There was an overall increase in selling, general and administrative expenses of $40,639 (9%), comprised of a $120,979 (98%) increase in the stock-based component of this expense, which was partially offset by a $80,340 (26%) decrease in the cash-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, reducing cash-based fees to investor relations consultants; decreasing the size of our leased premises; reducing the number of trade shows in which we participate; and delaying production of new promotional material.  These reductions were partially offset by an increase of 14% in the average exchange rate for the Canadian dollar in relation to the United Sates dollar for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the three months ended March 31, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered; and the value assigned to stock issued as an incentive payment relating to a consulting services agreement entered into during the period.  The stock-based component of this expense for the three-month period ended March 31, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during the fourth quarter of 2006 and the first quarter of 2007 on the issuance of common stock as fees for services rendered during 2006 and 2007; and the fair value of unvested employee stock options earned during the period, for which there was no comparable expense during the three months ended March 31, 2008.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended March 31, 2008, we incurred $218,238 developing our software applications, which was a decrease of $24,986 (10%) from the $243,224 incurred during the three months ended March 31, 2007.  The decrease in research and development expenses is due primarily to changes relating to the Europe-based contract development group, as follows: a) the number of personnel  was decreased from an average of 20 personnel, consisting of 5 senior-level and 15 junior-level personnel, during the three months ended March 31, 2007, to an average of 4 personnel, all of whom were senior-level, during the three months ended March 31, 2008; and b) there was an increase of approximately 21% in the value of the Swiss franc relative to the US dollar, which resulted in an increase in our expense, as fees relating to this contract are invoiced in US dollar equivalent of the Swiss franc.  We also eliminated a full-time position based in Canada, from this department.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2008 and 2007 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the three months ended March 31, 2008, we incurred $455,907 in interest and financing costs, an increase of $270,656 (146%) over the $185,251 in interest and financing costs incurred during the three months ended March 31, 2007.

The $455,907 in interest and financing costs we incurred during the three months ended March 31, 2008 is comprised of $92,312 of interest payable to the holders of our debt; $322,848 of accretion of the equity components of our 10% senior convertible notes; $40,644 of amortization of deferred financing costs; and $103 in interest on the capital lease.  The $185,251 in interest and financing costs we incurred during the three months ended March 31, 2007 is comprised of $61,327 of interest payable to the holders of our debt; $96,282 of accretion of the equity components of our 10% senior convertible notes; $27,269 of amortization of deferred financing costs; and $373 in interest on the capital lease.

The increase in interest and financing costs is a result of a net increase of $1,600,092 in the principal balance of our 10% senior convertible notes during the period from March 2007 to March 2008, which was partially offset by a net decrease of $331,187 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in value of the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges, and additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance charges.

Net loss: We incurred a loss of $1,099,221 ($0.02 per share) for the three months ended March 31, 2008, compared to a loss of $976,927 ($0.02 per share) for the three months ended March 31, 2007.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $3,481 during the three months ended March 31, 2008, from a balance of $5,120 at December 31, 2007, to $1,639 at March 31, 2008.  Our net loss of $1,099,221 during the period, and resulting cash used in operations of $291,457, were partially offset by an increase in cash resulting from the issuance of $50,000 of 10% senior convertible notes, and $258,115 from the issuance of promissory notes.  Our cash and cash equivalents decreased by $1,682 during the three months ended March 31, 2007 primarily as a result of our net loss of $976,927, and resulting cash used in operations of $257,098, which was partially offset by an increase in cash resulting from the issuance of $200,000 of 10% senior convertible notes, and $59,897 of promissory notes.

We added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2007.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2008, we had negative working capital of $4,507,227 and an accumulated deficit during the development stage of $29,468,796; for the three months then ended we had a net loss of $1,099,221, and negative cash flow from operations of $291,457; and note 1 to our unaudited interim financial statements for the period ended March 31, 2008 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and have recorded an allowance against the entire amount, as an offset against deferred revenue. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any commercial sales during the three months ended March 31, 2008.

We anticipate additional commercial sales during the third quarter of 2008, however we cannot be assured that this will be the case.  During the three months ended March 31, 2008 one of our full-time employees left the Company.  We do not expect to hire additional personnel during the next 6 months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  In January 2008, we engaged consultants to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2008, we issued $258,115 of promissory notes and $50,000 of 10% senior convertible notes, which generated cash for funding operations.  During this period we also issued 887,874 common shares in settlement of accrued interest on our 10% senior convertible notes, which will reduce the amount of cash required to settle the note at maturity; and we issued 1,058,780 common shares on the conversion of $32,272 in principal of our 10% senior convertible notes, which will reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes.  In addition, we issued 200,000 common shares in consideration for consulting services rendered and to be rendered, and 3,000,000 common shares as a signing bonus on a consulting contract entered into during the period, both of which reduced our requirement for cash.

During the period from April 1, 2008 to May 15, 2008, we issued an aggregate of $104,446 of promissory notes, the proceeds of which were used to fund operations.  During this period we also granted 2,925,000 stock options to employees and consultants, which reduced the amount of cash required to retain the services of these personnel.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the three months ended March 31, 2008 decreased by approximately 10% as compared to the three months ended March 31, 2007, as a result of cash conservation efforts.  Cash-based selling, general and administrative expenses for the three months ended March 31, 2008 decreased by approximately 26% as compared to the three months ended March 31, 2007, due to several factors, including a reduction in selling and marketing initiatives, and as explained more fully under “Results of Operations.”

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

In connection with the preparation of the Company’s unaudited interim consolidated condensed financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did nut include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of March 31, 2008, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which reviewed our interim consolidated condensed financial statements included in this quarterly report on Form 10-QSB, has not audited or reviewed the effectiveness of our internal control over financial reporting as of March 31, 2008.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.. We have had only three people involved with the processing of accounting entries since January 2007:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.    As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2007, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, the audit of our annual report on form 10-KSB for the year ended December 31, 2007 was delayed partially as a result of our lack of timely preparation of back up schedules.  Effective during the latter part of the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2008, the Company issued 1,058,780 shares of its common stock to an accredited investor on the conversion of $32,272 in principal of the 10% senior convertible notes which were issued to the investor on December 27, 2007.

On January 10, 2008, the Company issued 300,000 shares of its common stock to an accredited investor pursuant to the terms of $50,000 in 10% senior convertible notes which were issued to the investor on the same date.

On January 25, 2008 the Company issued 3,000,000 shares of its common stock to an accredited investor as a signing bonus under a consulting agreement entered into in December 2007.

On February 1, 2008 the Company issued 200,000 shares of its common stock to an accredited investor as partial consideration for services rendered and to be rendered pursuant to a consulting agreement entered into in January 2008.

On March 5, 2008 the Company issued 100,000 shares of its common stock to an accredited investor pursuant to the terms of a promissory note issued on the same date.

On March 31, 2008 the Company issued 887,874 shares of its common stock to an accredited investor in settlement of $22,055 in accrued interest on the 10% senior convertible notes.

On April 18, the Company issued 143,550 shares of its common stock to an accredited investor pursuant to the terms of $47,850 in 10% senior convertible notes which were issued to the investor on the same date.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6.  Exhibits

(a)  Exhibits.

4.1	Form of 10% promissory note
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President and Chief Executive Officer

(principal executive officer)

Dated: May 20, 2008

By:    /s/   Ronald Benn

Ronald Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated: May 20, 2008