Form 10-Q
period 2008-06-30
VALIDIAN CORP
filed 2008-08-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: August 31, 2008 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF FOR THE QUARTERLY PERIOD ENDED June 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-28423

VALIDIAN CORPORATION

 (Exact name of Registrant as specified in its charter)

NEVADA	58-2541997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Metcalfe Street, Ottawa, Ontario, Canada	K1P 5L4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-230-7211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 14, 2008, 59,796,657 shares of the registrant’s common stock were outstanding.

SEC 2334 (2-08)   Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES A DEVELOPMENT STAGE ENTERPRISE CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 13,773	$ 5,120
Amounts receivable	12,237	16,780
Prepaid expenses	20,623	34,484
	46,633	56,384
Property and equipment, net of accumulated depreciation of $231,045
(December 31, 2007 - $226,950)	1,408	5,503
Deferred financing costs, net of accumulated amortization of $251,551
(December 31, 2007 - $179,448)	7,949	70,052

Total assets	$ 55,990	$ 131,939
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 2,340,278	$ 2,106,501
Deferred revenue	155,000	155,000
Promissory notes payable (note 3)	494,304	87,308
Current portion of capital lease obligation	--	1,629
Current portion of 10% Senior convertible notes (note 4)	3,372,942	1,605,744
Total current liabilities	6,362,524	3,956,182

10% Senior convertible notes (note 4)	--	447,600
Total liabilities	6,362,524	4,403,782

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 58,136,335 and 49,573,163 shares at June 30, 2008 and December 31, 2007, respectively.)	58,136	49,573
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at June 30, 2008 and at December 31, 2007)	--	--
Additional paid in capital	24,834,882	24,076,593
Deficit accumulated during the development stage	(31,171,118)	(28,369,575)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2008 and December 31, 2007, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(6,306,534)	(4,271,843)

Basis of presentation (note 1)
Commitments (note 10)
Fair value measurements (note 12) Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$55,990	$131,939

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three and six months ended June 30, 2008 and 2007

And for the Period from August 3, 1999 to June 30, 2008

(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		August 3, 1999
	June 30,		June 30,		To June 30,
	2008	2007	2008	2007	2008
Operating expenses (income):
Selling, general and administrative	$397,125	$ 502,101	$865,896	$ 930,233	$13,838,476
Research and development	8,352	347,762	226,590	590,986	9,176,322
Depreciation of property and equipment	1,383	9,339	4,095	22,409	421,034
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	406,860	859,202	1,096,581	1,543,628	25,039,325

Loss before other income (expenses)	(406,860)	(859,202)	(1,096,581)	(1,543,628)	(25,039,325)

Other income (expenses):
Interest income	--	194	--	194	61,576
Gain (loss) on extinguishment of debt and
accrued liabilities (note 7)	--	--	12,513	(102,893)	82,430
Interest and financing costs (notes 4, 6 and 9)	(1,282,441)	(241,326)	(1,738,348)	(426,577)	(6,146,899)
Other	(13,021)	(41,304)	20,873	(45,661)	(128,900)
	(1,295,462)	(282,436)	(1,704,962)	(574,937)	(6,131,793)

Net loss	$(1,702,322)	$(1,141,638)	$(2,801,543)	$(2,118,565)	$(31,171,118)

Loss per share – basic and diluted (note 8)	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during period	56,368,094	46,243,775	54,790,322	45,395,529

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2008

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2008

(Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2001	15,387,286	$ 15,386	$ 4,799,472	$ 21,304	$ (5,124,325)	$ 26,212	$ (49,738)	$ (311,689)

Shares issued in consideration
of consulting services	340,500	340	245,810	–	–	–	–	246,150
Comprehensive loss:
Net loss	–	–	–	–	(906,841)	–	–	(906,841)
Currency translation adjustment on liquidation of investment in foreign subsidiary	–	–	–	–	–	(26,212)	–	(26,212)
Comprehensive loss								(933,053)
Balances at December 31, 2002	15,727,786	15,726	5,045,282	21,304	(6,031,166)	–	(49,738)	(998,592)

Shares issued in exchange for debt	4,416,862	4,417	1,453,147	–	–	–	–	1,457,564
Shares issued in consideration of consulting and financing services	422,900	423	230,448	–	–	–	–	230,871
Fair value of warrants issued to unrelated parties for services	–	–	2,896,042	–	–	–	–	2,896,042
Fair value of stock purchase options issued to unrelated parties for services	–	–	597,102	–	–	–	–	597,102
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	–	355,186	–	–	–	–	355,186
Intrinsic value of beneficial conversion feature on 4% convertible debentures issued to unrelated parties	-	-	244,814	-	-	-	-	244,814
Net loss and comprehensive loss	–	–	–	–	(3,001,900)	–	–	(3,001,900)
Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$ (9,033,066)	$ –	$ (49,738)	$ 1,781,087

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2008

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balances at December 31, 2003	20,567,548	$ 20,566	$10,822,021	$ 21,304	$(9,033,066)	$ –	$ (49,738)	$1,781,087

Shares issued in exchange for debt	464,000	464	429,536	–	–	–	–	430,000
Shares issued on conversion of 4% senior subordinated convertible debentures	2,482,939	2,483	1,238,986	–	–	–	–	1,241,469
Deferred financing costs transferred to additional paid in capital on conversion of 4% senior subordinated convertible debentures into common shares	–	–	(721,097)	–	–	–	–	(721,097)
Shares issued pursuant to private placement of common shares and warrants	6,666,666	6,667	5,993,333	–	–	–	–	6,000,000
Cost of share issuance pursuant to private placement	–	–	(534,874)	–	–	–	–	(534,874)
Shares issued in consideration of consulting and financing services	70,000	70	72,730	–	–	–	–	72,800
Shares issued in consideration of penalties on late registration of shares underlying the 4% senior subordinated convertible debentures	184,000	184	110,216	–	–	–	–	110,400
Fair value of stock purchase warrants issued to unrelated parties for services	–	–	809,750	–	–	–	–	809,750
Relative fair value of warrants issued to investors in conjunction with 4% senior subordinated convertible debentures	–	$ –	$ 861,522	$ –	$ –	$ –	$ –	$ 861,522

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2008

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

For the period from December 31, 1998 to June 30, 2008

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

For the period from December 31, 1998 to June 30, 2008

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2008

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Shares issued on conversion of
10% senior convertible notes	572,194	$ 572	$ 52,455	$ –	$ –	$ –	$ –	$ 53,027
Fair value of warrants issued in
consideration of consulting
services rendered	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)
Balances at December 31, 2007	49,573,163	49,573	24,076,593	21,304	(28,369,575)	–	(49,738)	(4,271,843)

Shares issued in consideration of
consulting contract incentive
payment (note 5(a))	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to be
` rendered (note 5(a))	200,000	200	15,400	–	–	–	–	15,600
Shares issued pursuant to the
terms of the promissory
notes at issuance (note 3)	766,667	767	22,361	–	–	–	–	23,128
Shares issued in connection with
the conversion of 10% senior
convertible notes (note 4)	2,765,081	2,765	200,136	–	–	–	–	202,901
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 4)	943,550	943	52,982	–	–	–	–	53,925
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at date
of issuance (note 4)	--	--	88,991	--	--	--	--	88,991
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes
(note 5(a))	887,874	888	25,748	--	--	--	--	26,636
Fair value of vested options
issued to employees and
consultants in consideration
for services rendered and
to be rendered
(note 5(c))			113,459					113,459
Fair value of unvested stock
options earned during the period
(note 5(c))	–	–	2,212	–	–	–	–	2,212
Net loss and comprehensive loss	–	–	–	–	(2,801,543)	–	–	(2,801,543)

Balances at June 30, 2008	58,136,335	$ 58,136	$ 24,834,882	$ 21,304	$ (31,171,118)	$ --	$ (49,738)	$(6,306,534)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and six months ended June 30, 2008 and 2007

And for the Period from August 3, 1999 to June 30, 2008

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(2,801,543)	$(2,118,565)	$ (31,171,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,095	22,409	421,034
Stock-based compensation	368,870	330,975	3,377,140
Non-cash interest and financing expense	1,735,245	425,893	6,138,770
Loss (gain) on extinguishment of debt and accrued liabilities (note 7)	(12,513)	102,893	(82,430)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	4,543	(3,270)	(474)
Prepaid expenses	11,262	40,071	(65,740)
Accounts payable and accrued liabilities	164,641	554,658	3,717,893
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(525,400)	(644,936)	(15,770,922)
Cash flows from investing activities:
Additions to property and equipment	--	(884)	(527,427)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(884)	(372,463)
Cash flows from financing activities:
Capital lease repayments	(1,629)	(1,978)	(14,766)
Issuance of promissory notes	468,244	70,413	4,465,757
Issuance of 10% senior convertible notes	125,000	625,000	2,270,000
Debt and equity issuance costs	(13,000)	(5,610)	(932,983)
Repayment of promissory notes	(41,000)	--	(85,855)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	537,615	687,825	16,107,490

Effects of exchange rates on cash and cash equivalents	(3,562)	--	14,869
Net increase (decrease) in cash and cash equivalents	8,653	42,005	(21,026)
Cash and cash equivalents:
Beginning of period	5,120	7,780	34,799
End of period	$ 13,773	$ 49,785	$ 13,773

See accompanying notes to unaudited interim period consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2008. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $6,315,891 and stockholders’ deficiency of $6,306,534 as at June 30, 2008, and has incurred a loss of $2,801,543 and negative cash flow from operations of $525,400 for the six months then ended.  The Company also expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.  Furthermore, the Company failed to settle $750,000 in principal of, and $136,096 in accrued interest on, those of the 10% senior convertible notes which matured on June 1, 2008, which resulted in all of the 10% senior convertible notes becoming immediately due and payable in accordance with the default provisions of the notes; the Company has not yet negotiated settlement on these unpaid balances.

The Company expects to incur operating expenditures of approximately $1.7 million for the year ending December 31, 2008, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

June 30, 2008

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

2.  Recently adopted accounting standards

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At June 30, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

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

Level 3 – Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

3.  Promissory notes payable

	June 30,	December 31,
	2008	2007
Due on demand, interest at 12%, unsecured	$ 410,990	$ 87,308
Due November 24, 2008, interest at 10%, unsecured, net of
unamortized discount of $16,686	83,314	--
	$ 494,304	$ 87,308

During the six months ended June 30, 2008, the Company issued $468,244 in principal amount of its promissory notes, and repaid $41,000 of the notes.  Holders of $133,000 of the notes issued during the period were granted 766,667 common shares of the Company at the date of issuance.  $23,128, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital, and is being accreted through periodic charges to interest and financing expense over the term of the notes, using the interest rate method.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

4.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% Senior convertible notes for the periods ended June 30, 2008 and December 31, 2007:

	Six months	Year
	Ended	Ended
	June 30, 2008	December 31, 2007
Balance beginning of period	$ 2,053,344	$ 706,803

Note proceeds on issuance	172,850	1,807,365
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(943)	(2,791)
Allocated to additional paid-in capital	(52,982)	(180,132)
	(53,925)	(182,923)
Allocated to additional paid-in capital for the relative fair value of warrants
issued to holders of the notes	--	(102,515)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(88,991)	(188,767)
Proceeds allocated to 10% senior convertible notes on issuance	29,934	1,333,160

Accretion recorded as a charge to interest and financing costs	1,471,936	627,628
Principal converted pursuant to the terms of the note (note 5(a))	(182,272)	(50,000)
Principal matured and repaid through the issuance of new notes	--	(25,000)
Loss on extinguishment of debt at date of modification	--	177,234
Modification of the 10% promissory note	--	(716,481)
	3,372,942	2,053,344
Current portion of 10% senior convertible notes	3,372,942	1,605,744
	$ --	$ 447,600

During the six months ended June 30, 2008, the Company issued an aggregate of $172,850 of its 10% senior convertible notes.  $125,000 of the notes were issued for cash; $47,850 of the notes were issued as consideration for the repayment of $47,850 in accounts payable.  Under the terms of the notes, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at the rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $75,000 of the notes are also entitled to payment of interest at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be one share for each $0.03 of interest settled.

Holders of the notes were granted 943,550 common shares of the Company upon issuance of the notes; $53,925, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

4.  10% Senior convertible notes (continued)

At the date of issuance, the conversion feature of the notes was in-the-money; $88,991, representing the intrinsic value of the beneficial conversion feature, was recorded as additional paid-in capital.

Also during the six months ended June 30, 2008, holders of the Company’s 10% senior convertible notes exercised the conversion option and converted $182,272 in principal and $20,629 in accrued interest, in exchange for 2,765,081 shares of common stock.

The Company failed to settle $750,000 in principal of, and $136,096 in accrued interest on, those of the 10% senior convertible notes which matured on June 1, 2008, which resulted in all of the 10% senior convertible notes becoming immediately due and payable in accordance with the default provisions of the notes.  This change in maturity date resulted in the immediate accretion of notes to their face value.  The Company will continue to accrue interest on these unpaid balances at the coupon rate of 10%, until a settlement is reached.

The following table summarizes information regarding the 10% senior convertible notes outstanding at June 30, 2008:

Note	Conversion
Principal	Rate
$ 912,942	$0.03
1,910,000	0.06
550,000	0.10
$ 3,372,942

At June 30, 2008, $1,325,000 of the 10% senior convertible notes was secured by a first position lien on all of the assets of the Company.  The remaining $2,047,942 was unsecured.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2008, the Company issued 3,000,000 shares of its common stock, valued at $240,000, as an incentive in connection with a consulting services agreement, under which services are to be provided to the Company for an indefinite period of time.  $240,000 representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

Also during the six months ended June 30, 2008, the Company issued 200,000 shares of its common stock, valued at $15,600, as partial consideration for consulting services which were to have been rendered over a one-year period.  On June 1, 2008, the service contract for which the shares were issued was cancelled and replaced by a new contract.  Accordingly, $15,600 has been included in selling, general and administrative expenses for the six months ended June 30, 2008.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(a)  Common stock transactions (continued)

During the six months ended June 30, 2008, holders of the Company’s 10% senior convertible notes exercised the conversion option and converted $182,272 in principal of, and $20,629 in accrued interest on the notes, in exchange for 2,765,081 shares of common stock (note 4).

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2008, the Company issued 943,550 of its common shares, with a relative fair value of $53,925, to the holders of the notes (note 4).

In connection with the issuance of the Company’s promissory notes during the six months ended June 30, 2008 the Company issued 766,667 of its common shares, with a relative fair value of $23,128, to the holders of the notes (note 3).

During the six months ended June 30, 2008, the Company issued 887,874 shares of its common stock, valued at $26,636, to the holders of the 10% senior convertible notes, in satisfaction of $22,055 of accrued interest on the notes.  A loss on settlement of accrued interest payable in the amount of $4,581 was recognized in connection with this transaction.

(b)  Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of June 30, 2008, there were a total of 8,300,000 options granted under these plans, all with an exercise price of $0.04.  3,875,000 of the options expire on June 19, 2012; 4,425,000 expire on dates between May 12, 2013 and June 2, 2013.  7,400,000 of the options are fully vested; 900,000 vest on various dates between December 1, 2008 and December 1, 2009.  1,700,000 options remained available for grant under these plans as of June 30, 2008.

On May 12, 2008, the Company granted 2,925,000 options to employees and consultants of the Company, in consideration for past service.  The options vested immediately, have an exercise price of $0.04, and an expiry date of May 12, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $92,650, representing the fair value of the options at the date of issuance, has been included in selling, general and administrative expenses.  The fair value of 1,800,000 of the options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.42%; expected volatility of 189%; and an expected life of 2.5 years.  The fair value of the remaining 1,125,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.0%; expected volatility of 150%; and an expected life of 5 years.

On June 1, 2008, the Company granted 900,000 options to consultants in consideration for services rendered and to be rendered.  225,000 of the options vested immediately; 675,000 options vest on various dates between December 1, 2008 and December 1, 2009.  The options have an exercise price of $0.04, and an expiry date of May 14, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $3,043, and $6,087, representing the fair value of options earned to June 30, 2008, has been included in research and development, and selling, general and administrative expense, respectively.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of unvested options earned during the period was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.23%; expected volatility of 155%; and an expected life of 4.4 years.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(b)  Transactions involving stock options (continued)

On June 2, 2008, the Company granted 300,000 options to a consultant in consideration for entering into a service agreement, and a further 300,000 options to a consultant as partial consideration for services to be rendered over a one-year period.   The 300,000 options granted in consideration for entering into a service agreement vested immediately.  75,000 of the options granted in consideration for services to be rendered over a one-year period vested immediately; the remaining 225,000 options vest on the occurrence of specified performance criteria, with any options unvested at December 31, 2008 becoming vested on that date, provided the consultant remains engaged by the Company.  All of these options have an exercise price of $0.04, and an expiry date of June 2, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $11,490, representing the fair value of options earned to June 30, 2008, has been included in selling, general and administrative expense.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of unvested options earned during the period was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.17%; expected volatility of 153%; and an expected life of 4.5 years.

The fair value of unvested options will be determined periodically and included in expense over the vesting period.

During the six months ended June 30, 2008, 1,530,000 options issued during prior periods expired in accordance with the terms of the options, on the termination of the related employment and consulting contracts.

(c)  Transactions involving stock purchase warrants

On June 30, 2008, the 650,000 Series J warrants expired.

(d)  Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Selling, general and administrative	$ 121,927	$ 188,597	$ 365,827	$ 311,517
Research and development	3,043	19,458	3,043	19,458
Total stock-based compensation included in expenses	$ 124,970	208,055	$ 368,870	330,975

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

6.  Interest and financing costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Gain (loss) on extinguishment of debt and accrued liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss on settlement of accrued interest on 10% senior convertible
notes (note 4)	$ --	$ --	$ (4,581)	$ (8,283)
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Company, pursuant to the settlement of a legal action brought by the former director
against the Company	--	--	17,094	--
Gain on issuance of 1,275,000 common shares, valued at $47,175, in
settlement of accrued liabilities totaling $127,499	--	--	--	80,324
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with
$200,000 in principal amount of the 10% senior convertible notes	--	--	--	2,300
Loss recognized on the modification of the 10% senior convertible
notes	--	--	--	(177,234)
	$ --	$ --	$ 12,513	$(102,893)

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

	June 30, 2008	June 30, 2007
Stock options	8,300,000	6,305,000
Series E stock purchase warrants	--	1,635,000
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	--	650,000
Series K stock purchase warrants	3,120,000	3,120,000
	14,933,333	15,223,333

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

9.  Related party transactions

Included in promissory notes payable (note 3) is $383,270 (December 31, 2007 - $59,776) payable to companies controlled by directors of the Company, and $20,790 (December 31, 2007 - $21,170) payable to a director.  $20,503 (December 31, 2007 – $5,037) in accrued interest charges relating to these notes is included in accrued liabilities at June 30, 2008.  $11,305 (2007 - $817), and $15,466 (2007 - $1,619) is included in interest and finance costs for the three and six months then ended, respectively.

10.  Commitments

The Company has a long term contract for its leased premises.  Minimum rent payable under this contract, including operating costs, is approximately as follows:

2008	$ 39,050
2009	78,099
2010	26,033
Total	$ 143,182

Rent expense incurred under the operating lease for the six months ended June 30, 2008, was $48,071 (2007 - $49,449, net of sublease income of $15,796).

11.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2008, nor during the six months ended June 30, 2007.  Interest paid in cash during the six months ended June 30, 2008 and June 30, 2007 was $3,103 and $684, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the six months ended June 30, 2008 and 2007:

	2008	2007

Debt issuance costs	$ 5,000	$ 23,960
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	26,636	39,887
Issuance of 3,000,000 shares of the Company’s common stock
as an incentive for entering into a consulting services agreement	240,000	--
Issuance of 200,000 shares of the Company’s common stock
in respect of consulting services rendered and to be rendered	15,600	--
Issuance of $47,850 of the Company’s 10% senior convertible notes
in settlement of accounts payable of $47,850	47,850	--
Issuance of 1,275,000 shares of the Company’s common stock, valued
at $47,175, in settlement of accrued liabilities totaling $127,499	--	47,175
Issuance of 1,025,000 shares of the Company’s common stock, valued at
$38,150, in satisfaction of consulting fees payable, $31,519 of which was
included in accrued liabilities at December 31, 2006	--	38,150
Issuance of 3,000,000 shares of the Company’s common stock
in respect of consulting services rendered		138,000
Payable to employees and consultants with respect to the repurchase of
options issued in prior periods	--	2,661
	$ 335,086	$ 289,833

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2008

 (Unaudited)

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, promissory notes payable and 10% senior convertible notes approximates fair value due to the short term to maturity of these instruments.

13.  Subsequent events

During the period from July 1 to August 14, 2008, the Company issued $48,648 of its promissory notes to a related party.

On August 11 and August 14, 2008, the Company issued an aggregate of $578,441 of its 10% senior convertible notes.  $121,682 of the notes were issued as consideration for the cancellation of $121,682 in accounts payable and accrued liabilities; and $456,758 of the notes were issued as consideration for the cancellation of $456,758 of its promissory notes and accrued interest thereon.  In connection with these transactions, the Company issued 1,660,322 shares of its common stock to the holders of the notes.  $513,484 of the 10% senior convertible notes, and 1,540,453 of the shares issued in connection with these transactions, were issued to related parties.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2008 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue:   We had no revenue during the three months ended June 30, 2008, nor during the three months ended June 30, 2007.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2008, we incurred a total of $397,125, including $275,198 in cash-based expenses and $121,927 in stock-based expenses, as compared to $502,101, of which $313,504 was cash-based and $188,597 was stock-based expense, during the three months ended June 30, 2007.  There was an overall decrease in selling, general and administrative expenses of $104,976 (21%), comprised of a $38,306 (12%) decrease in the cash-based component of this expense and a $66,670 (35%) decrease in the stock-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, reducing travel costs, decreasing the size of our leased premises, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  These reductions were partially offset by an increase of 8% in the average exchange rate for the Canadian dollar in relation to the United Sates dollar for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the three months ended June 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the three months ended March 31, 2008 on the issuance of common stock as partial consideration for consulting services rendered and to be rendered; the fair value of vested options granted to employees and consultants during the three months ended June 30, 2008; and the fair value of unvested options earned during the period.  The stock-based component of this expense for the three-month period ended June 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during the first quarter of 2007 on the issuance of common stock in consideration for services rendered during 2007; amortization of prepaid consulting fees recorded during the second quarter of 2007 on the issuance of options and warrants in consideration for consulting services rendered and to be rendered; the incremental value of stock options issued during the second quarter of 2007 in exchange for the repurchase and cancellation of options issued in prior years; and the fair value of employee stock options earned during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended June 30, 2008, we incurred a total of $8,352, including $5,309 in cash-based expenses and $3,043 in stock-based expenses, developing our software applications, which was a decrease of $339,410 (98%) from the $347,762, of which $328,304 was cash based and $19,458 was stock based, incurred during the three months ended June 30, 2007.  The decrease of $322,995 (98%) in the cash-based component of research and development expenses is due primarily to the temporary suspension, effective April 1, 2008, of the work which had been performed on our research and development activities by the Europe-based contract development group.   The suspension took place while we receive and compile feedback from test installations of a newly-completed beta version of one of our software applications.  We anticipate the recommencement of development activities during the second half of August 2008, with a focus on responding to comments received during the beta trials, coincidentally with upgrades required to allow the use of this product with a more recent version of the application platform.  We have taken this approach in order to concentrate our development efforts on this application, which will enable us to have a market-ready product in the shortest possible time-frame, within the constraints of our limited available funding.  We also eliminated one full-time position based in Canada from this department in December 2007.

Stock-based research and development expense decreased by $16,415 (84%) during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  The stock-based component of research and development expenses for the three months ended June 30, 2008 consisted of the fair value of vested options granted to consultants during the period, and the fair value of unvested options earned during the period.  Stock-based research and development expenses for the three months ended June 30, 2007 consisted of the incremental value of options issued to a consultant in exchange for the repurchase and cancellation of options previously issued.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2008 and 2007 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the three months ended June 30, 2008, we incurred $1,282,441 in interest and financing costs, an increase of $1,041,115 (431%) over the $241,326 in interest and financing costs incurred during the three months ended June 30, 2007.

The $1,282,441 in interest and financing costs we incurred during the three months ended June 30, 2008 is comprised of $87,451 of interest paid and payable to the holders of our debt; $1,155,531 of accretion of our 10% senior convertible notes and our promissory notes; and $39,459 of amortization of deferred financing costs.  The $241,326 in interest and financing costs we incurred during the three months ended June 30, 2007 is comprised of $70,993 of interest payable to the holders of our debt; $137,288 of accretion of our 10% senior convertible notes; $32,734 of amortization of deferred financing costs; and $311 in interest on the capital lease.

Several factors contributed to the increase in interest and financing costs.  There was a net increase of $362,942 in the principal balance of our 10% senior convertible notes during the period from June 2007 to June 2008, and a net increase of $472,529 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in value of the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance costs, which was offset by certain financing costs from prior periods becoming fully amortized during the three months ended June 30, 2008.  As well, in accordance with the terms of the 10% senior convertible notes, all of these notes became due and payable when we failed to settle certain of the notes and accrued interest thereon when they matured in June 2008.  This resulted in the immediate accretion of the notes to their face value, and the full amortization of deferred finance costs relating to these notes.

Net loss: We incurred a loss of $1,702,322 ($0.03 per share) for the three months ended June 30, 2008, compared to a loss of $1,141,638 ($0.02 per share) for the three months ended June 30, 2007.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue:  We had no revenue during the six months ended June 30, 2008, nor during the six months ended June 30, 2007.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, insurance, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2008, we incurred a total of $865,896, including $500,069 in cash-based expenses and $365,827 in stock-based expenses, as compared to $930,233, of which $618,716 was cash-based and $311,517 was stock-based expense, during the six months ended June 30, 2007.  There was an overall decrease in selling, general and administrative expenses of $64,337 (7%), comprised of a $118,647 (19%) decrease in the cash-based component of this expense, which was partially offset by a $54,310 (17%) increase in the stock-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, reducing travel, decreasing the size of our leased premises, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  These reductions were partially offset by an increase of 11% in the average exchange rate for the Canadian dollar in relation to the United States dollar for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the six months ended June 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, and the fair value of options earned by employees and consultants during the period.  The stock-based component of this expense for the six-month period ended June 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees on the issuance of common stock, options and warrants in consideration for consulting services rendered and to be rendered; the incremental value of stock options issued during the second quarter of 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the period; and the fair value of employee stock options earned during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the six months ended June 30, 2008, we incurred a total of $226,590, including $223,547 in cash-based expenses and $3,043 in stock-based expenses, developing our software applications, which was a decrease of $364,396 (62%) from the $590,986, of which $571,528 was cash based and $19,458 was stock based, incurred during the six months ended June 30, 2007.  The decrease of $347,981 (61%) in the cash-based component of research and development expenses is due primarily to the temporary suspension, effective April 1, 2008, of the work which had been performed on our research and development activities by the Europe-based contract development group.   The suspension took place while we receive and compile feedback from test installations of a newly-completed beta version of one of our software applications.  We anticipate the recommencement of development activities during the second half of August 2008, with a focus on responding to comments received during the beta trials, coincidentally with upgrades required to allow the use of this product with a more recent version of the application platform.  We have taken this approach in order to concentrate our development efforts on this application, which will enable us to have a market-ready product in the shortest possible time-frame, within the constraints of our limited available funding.  We also eliminated one full-time position based in Canada, from this department in December 2007.

Stock-based research and development expense decreased by $16,415 (84%) during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  The stock-based component of research and development expenses for the six months ended June 30, 2008 consisted of the fair value of options granted to consultants which were earned during the period.  Stock-based research and development expenses for the six months ended June 30, 2007 consisted of the incremental value of options issued to a consultant in exchange for the repurchase and cancellation of options previously issued.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2008 and 2007 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the six months ended June 30, 2008, we incurred $1,738,348 in interest and financing costs, an increase of $1,311,771 (308%) over the $426,577 in interest and financing costs incurred during the six months ended June 30, 2007.

The $1,738,348 in interest and financing costs we incurred during the six months ended June 30, 2008 is comprised of $179,763 of interest paid and payable to the holders of our debt; $1,478,379 of accretion of our 10% senior convertible notes and our promissory notes; $80,103 of amortization of deferred financing costs; and $103 in interest on the capital lease.  The $426,577 in interest and financing costs we incurred during the six months ended June 30, 2007 is comprised of $132,320 of interest payable to the holders of our debt; $233,570 of accretion of our 10% senior convertible notes; $60,003 of amortization of deferred financing costs; and $684 in interest on the capital lease.

Several factors contributed to the increase in interest and financing costs.  There was a net increase of $362,942 in the principal balance of our 10% senior convertible notes during the period from June 2007 to June 2008, and a net increase of $472,529 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in value of the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; additional financing costs relating to these new notes resulted in an increase in amortization of deferred finance costs, which was offset by certain financing costs from prior periods becoming fully amortized during the three months ended June 30, 2008.  As well, in accordance with the terms of the 10% senior convertible notes, all of these notes became due and payable when we failed to settle certain of the notes and accrued interest thereon when they matured in June 2008.  This resulted in the immediate accretion of the notes to their face value, and the full amortization of deferred finance costs relating to these notes.

Net loss: We incurred a loss of $2,801,543 ($0.05 per share) for the six months ended June 30, 2008, compared to a loss of $2,118,565 ($0.05 per share) for the six months ended June 30, 2007.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license our software applications to a sufficient number of clients;

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

Our cash and cash equivalents increased by $8,653 during the six months ended June 30, 2008, from a balance of $5,120 at December 31, 2007, to $13,773 at June 30, 2008.  Our net loss of $2,801,543 during the period, and resulting cash used in operations of $525,400, were partially offset by an increase in cash resulting from the issuance of $125,000 of 10% senior convertible notes, and $468,244 from the issuance of promissory notes.  Our cash and cash equivalents increased by $42,005 during the six months ended June 30, 2007 primarily as a result of an increase in cash resulting from the issuance of $625,000 of 10% senior convertible notes, and $70,413 of promissory notes, which was partially offset by our net loss of $2,118,565, and resulting cash used in operations of $644,936.

We added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2007.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2008, we had negative working capital of $6,315,891 and an accumulated deficit during the development stage of

$31,171,118; for the six months then ended we had a net loss of $2,801,543, and negative cash flow from operations of $525,400.  Additionally, we did not settled $750,000 in principal of, and $136,096 in accrued interest on, those of our 10% senior convertible notes which matured on June 1, 2008, which resulted in all of the 10% senior convertible notes and accrued interest thereon becoming due and payable as of that date.  Note 1 to our unaudited interim financial statements for the period ended June 30, 2008 also discusses the substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and  recorded an allowance against the entire amount, as an offset against deferred revenue. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any sales during the six months ended June 30, 2008.

We anticipate sales during the fourth quarter of 2008, however we cannot be assured that this will be the case.  During the six months ended June 30, 2008 one of our full-time employees left the Company, and we retained the services of five part-time consultants.  In July 2008, an officer and director of the Company resigned, and has agreed to provide periodic services on a limited basis until such time as we retain another individual to fill these positions.  During the next 6 months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  In August, 2008 we acquired office equipment under capital lease to replace a previous lease arrangement which expired during the six months ended June 2008;  we do not expect to make any additional material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt.  In January 2008, we engaged consultants to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs, offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2008, we issued $468,244 of promissory notes and $125,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period we also issued 887,874 common shares in settlement of accrued interest on our 10% senior convertible notes, which will reduce the amount of cash required to settle the note at maturity; and we issued 2,765,081 common shares on the conversion of $182,272 in principal of and $20,629 in accrued interest on our 10% senior convertible notes, which will reduce future cash-based interest charges, and also will reduce the amount of cash which would have become payable on maturity of the notes.  In addition, we issued 200,000 common shares as partial consideration for consulting services rendered, and 3,000,000 common shares as a signing bonus on a consulting contract entered into during the period, both of which reduced our requirement for cash.  During the six months ended June 30, 2008, we also issued an aggregate of 4,425,000 options to employees and consultants, as partial consideration for services rendered and to be rendered, which reduced the cash remuneration which would otherwise have been required to retain the services of these personnel, in the current as well as future periods.

During the period from July 1, 2008 to August 14, 2008, we issued an aggregate of $48,648 of promissory notes, the proceeds of which were used to fund operations.  Also during the period from July 1, 2008 to August 14, 2008, we issued an aggregate of $578,441 of our 10% senior convertible notes in consideration for the cancellation of $578,441 in accounts payable, accrued liabilities, promissory notes and accrued interest on the promissory notes, which will defer the cash payment required to settle these obligations.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the six months ended June 30, 2008 decreased by approximately 61% as compared to the six months ended June 30, 2007, as a result of cash conservation efforts, as explained more fully under “Results of Operations.”  Cash-based selling, general and administrative expenses for the six months ended June 30, 2008 decreased by approximately 19% as compared to the six months ended June 30, 2007, also due to cash conservation efforts.

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2008.

ITEM 3.   QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEMS 4 AND 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to these rules.  Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this report. Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer has concluded that our controls and procedures were not effective enough as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  In connection with the preparation of the Company’s unaudited interim consolidated condensed financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of June 30, 2008, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which reviewed our interim consolidated condensed financial statements included in this quarterly report on Form 10-Q, has not audited or reviewed the effectiveness of our internal control over financial reporting as of June 30, 2008.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. During the period from January 2007 to February 2008, we had only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During this period, we made attempts to segregate duties as much as practicable, however there was insufficient volume of transactions to justify additional full time staff. The office administrator and the Chief Financial Officer have resigned, effective February 15, 2008 and July 10, 2008, respectively.   While our Chief Executive Officer has assumed the roll of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2007, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, the audit of our annual report on form 10-KSB for the year ended December 31, 2007, and the review of our quarterly reports for the quarters ended March 31, 2008 and June 30, 2008 were delayed, partially as a result of our lack of timely preparation of back up schedules.  Effective during the latter part of the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes to these risk factors during the six months ended June 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2008, the Company issued 666,667 shares of its common stock to an accredited investor pursuant to the terms of $100,000 in promissory notes which were issued to the investor on the same date.

On May 27, 2008, the Company issued 250,000 shares of its common stock to an accredited investor pursuant to the terms of $50,000 in 10% senior convertible notes which were issued to the investor on the same date.

Also on May 27, 2008, the Company issued 1,706,301 shares of its common stock to accredited investors on the conversion of $150,000 in principal of, and $20,629 in accrued interest on, the 10% senior convertible notes which were issued to the investor on December 21, 2006.

On May 28, 2008, the Company issued 250,000 shares of its common stock to an accredited investor pursuant to the terms of $25,000 in 10% senior convertible notes which were issued to the investor on the same date.

On August 11, 2008, the Company issued 45,000 shares of its common stock to an accredited investor pursuant to the terms of $15,000 in 10% senior convertible notes which were issued to the investor on the same date.

On August 14, 2008, the Company issued an aggregate of 1,615,322 shares of its common stock to accredited investors pursuant to the terms of an aggregate of $538,441 in 10% senior convertible notes which were issued to the investors on the same date.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

On June 1, 2008, $750,000 of our 10% senior convertible notes matured, and accrued interest of $136,096 also became payable.  We did not repay the principal and accrued interest on these notes at maturity, nor did the holders exercise their right to convert the balance due into common stock of the Company.  In accordance with the terms of the notes, this failure to settle the matured notes resulted in all of the 10% senior convertible notes and accrued interest thereon becoming due and payable as of the date of default.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate of 10% until a settlement is reached.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial Officer

(principal executive officer)

(principal financial and accounting officer)

Dated: August 19, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial Officer

(principal executive officer)

(principal financial and accounting officer)

Dated: August 19, 2008