Form 10-Q
period 2008-09-30
VALIDIAN CORP
filed 2008-11-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 14, 2008, 73,779,858 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 8,339	$ 5,120
Amounts receivable	13,127	16,780
Prepaid expenses	28,929	34,484
	50,395	56,384
Property and equipment, net of accumulated depreciation of $217,268
(December 31, 2007 - $226,950)	18,624	5,503
Deferred financing costs, net of accumulated amortization of $249,500
(December 31, 2007 - $179,448)	--	70,052

Total assets	$ 69,019	$ 131,939
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 1,979,671	$ 2,106,501
Deferred revenue	155,000	155,000
Promissory notes payable (note 3)	106,745	87,308
Current portion of capital lease obligation (note 5)	4,661	1,629
Current portion of 10% Senior convertible notes (note 4)	4,437,177	1,605,744
Total current liabilities	6,683,254	3,956,182

10% Senior convertible notes (note 4)	--	447,600
Capital lease obligation (note 5)	11,062	--
Total liabilities	6,694,316	4,403,782

Stockholders’ deficiency (note 6):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 73,679,858 and 49,573,163 shares at September 30, 2008 and December 31, 2007, respectively.)	73,680	49,573
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at September 30, 2008 and at December 31, 2007)	--	--
Additional paid in capital	25,470,627	24,076,593
Deficit accumulated during the development stage	(32,141,170)	(28,369,575)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2008 and December 31, 2007, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(6,625,297)	(4,271,843)

Basis of presentation (note 1)
Commitments (note 11)
Subsequent events (note 14)
Total liabilities and stockholders’ deficiency	$69,019	$131,939

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

And for the Period from August 3, 1999 to September 30, 2008

(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		August 3, 1999
	September 30,		September 30,		To Sept 30,
	2008	2007	2008	2007	2008
Operating expenses (income):
Selling, general and administrative	$256,750	$ 418,121	$1,122,646	$ 1,348,354	$14,095,226
Research and development	428,180	35,276	654,770	626,262	9,604,502
Depreciation of property and equipment	989	4,712	5,084	27,121	422,023
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	685,919	458,109	1,782,500	2,001,737	25,725,244

Loss before other income (expenses)	(685,919)	(458,109)	(1,782,500)	(2,001,737)	(25,725,244)

Other income (expenses):
Interest income	--	19	--	213	61,576
Gain (loss) on extinguishment of debt and
accrued liabilities (note 8)	163,272	--	175,785	(102,893)	245,702
Interest and financing costs (notes 4, 7 and 10)	(496,364)	(295,068)	(2,234,712)	(721,645)	(6,643,263)
Other	48,959	(37,983)	69,832	(83,644)	(79,941)
	(284,133)	(333,032)	(1,989,095)	(907,969)	(6,415,926)

Net loss	$(970,052)	$(791,141)	$(3,771,595)	$(2,909,706)	$(32,141,170)

Loss per share – basic and diluted (note 9)	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding during period	59,773,553	47,517,841	56,463,524	46,110,740

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2008

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

For the period from December 31, 1998 to September 30, 2008

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

For the period from December 31, 1998 to September 30, 2008

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

For the period from December 31, 1998 to September 30, 2008

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

For the period from December 31, 1998 to September 30, 2008

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

For the period from December 31, 1998 to September 30, 2008

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2008

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Shares issued on conversion of
10% senior convertible notes	572,194	$ 572	$ 52,455	$ –	$ –	$ –	$ –	$ 53,027
Fair value of warrants issued in
consideration of consulting
services rendered	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)

Balances at December 31, 2007	49,573,163	49,573	24,076,593	21,304	(28,369,575)	–	(49,738)	(4,271,843)

Shares issued in consideration of
consulting contract incentive
payment (note 6(a))	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to be
` rendered (note 6(a))	1,250,000	1,250	41,950	–	–	–	–	43,200
Shares issued pursuant to the
terms of the promissory
notes at issuance (note 3)	766,667	767	20,292	–	–	–	–	21,059
Shares issued in connection with
the conversion of 10% senior
convertible notes (note 4)	2,765,081	2,765	200,136	–	–	–	–	202,901
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 4)	3,853,873	3,854	146,097	–	–	–	–	149,951
Shares issued in settlement of
accounts payable and accrued
liabilities (note 6(a))	11,293,396	11,293	250,662	–	–	–	–	261,955
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at date
of issuance (note 4)	--	--	344,359	--	--	--	--	344,359
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes
(note 6(a))	1,177,678	1,178	35,913	--	--	--	--	37,091
Fair value of vested options
issued to employees and
consultants in consideration
for services rendered and
to be rendered
(note 6(b))	--	--	113,459					113,459
Fair value of unvested stock
options earned during the period
(note 6(b))	–	–	4,166	–	–	–	–	4,166
Net loss and comprehensive loss	–	–	–	–	(3,771,595)	–	–	(3,858,789)

Balances at September 30, 2008	73,679,858	$ 73,680	$ 25,470,627	$ 21,304	$ (32,141,170)	$ --	$ (49,738)	$(6,625,297)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and nine months ended September 30, 2008 and 2007

And for the Period from August 3, 1999 to September 30, 2008

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to
	2008	2007	Sept 30, 2008
Cash flows from operating activities:
Net loss	$(3,771,595)	$(2,909,706)	$ (32,141,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5,084	27,121	422,023
Stock-based compensation	391,523	460,696	3,399,793
Non-cash interest and financing expense	2,231,610	720,703	6,635,135
Loss (gain) on extinguishment of debt and accrued liabilities	(175,785)	102,893	(245,702)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	3,653	(4,128)	(1,364)
Prepaid expenses	9,856	(855)	(67,146)
Accounts payable and accrued liabilities	490,120	749,425	4,043,372
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(815,534)	(853,851)	(16,061,056)
Cash flows from investing activities:
Additions to property and equipment	(2,482)	(884)	(529,909)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(2,482)	(884)	(374,945)
Cash flows from financing activities:
Capital lease repayments	(1,629)	(3,203)	(14,766)
Issuance of promissory notes	516,892	226,832	4,504,405
Issuance of 10% senior convertible notes	385,000	625,000	2,530,000
Debt and equity issuance costs	(13,000)	(5,610)	(922,983)
Repayment of promissory notes	(41,000)	--	(85,855)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	846,263	843,019	16,416,138

Effects of exchange rates on cash and cash equivalents	(25,028)	5,480	(6,597)
Net increase (decrease) in cash and cash equivalents	3,219	(6,236)	(26,460)
Cash and cash equivalents:
Beginning of period	5,120	7,780	34,799
End of period	$ 8,339	$ 1,544	$ 8,339

See accompanying notes to unaudited interim period consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2008. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company's audited financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $6,632,859 and stockholders’ deficiency of $6,625,297 as at September 30, 2008, and has incurred a loss of $3,771,595 and negative cash flow from operations of $815,534 for the nine months then ended.  The Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.  Furthermore, the Company failed to settle $1,300,000 in 10% senior convertible notes which matured on June 1 and July 1, 2008, plus $177,630 in accrued interest thereon, which resulted in all of the 10% senior convertible notes and $100,000 of the promissory notes as at September 30, 2008 becoming immediately due and payable in accordance with the default provisions of the notes.

The Company expects to incur operating expenses of approximately $2.1 million for the year ending December 31, 2008, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

September 30, 2008

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

2.  Recently adopted accounting standards

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At September 30, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

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

Level 3 – Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

3.  Promissory notes payable

	September 30,	December 31,
	2008	2007
	(unaudited)
Due on demand, interest at 12%, unsecured	$ 6,745	$ 87,308
Due on demand, interest at 10%, unsecured	100,000	--
	$ 106,745	$ 87,308

During the nine months ended September 30, 2008, the Company issued $506,892 in principal amount of its promissory notes, net of $10,000 in issuance costs, and repaid $41,000 of the notes.  On August 14, 2008, the Company settled $431,427 of the notes, plus $25,331 in accrued interest thereon, through the issuance of $456,758 in 10% senior convertible notes (note 4).  Holders of $133,000 of the notes issued during the period were granted 766,667 common shares of the Company at the date of issuance.  $21,059, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital; the notes balance was accreted through charges to interest and financing expense over the term of the notes, using the effective interest rate method.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

4.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% Senior convertible notes for the periods ended September 30, 2008 and December 31, 2007:

	Nine months	Year
	Ended	Ended
	September 30, 2008	December 31, 2007
	(unaudited)
Balance beginning of period	$ 2,053,344	$ 706,803

Note proceeds on issuance	2,521,715	1,807,365
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(3,854)	(2,791)
Allocated to additional paid-in capital	(146,097)	(180,132)
	(149,951)	(182,923)
Allocated to additional paid-in capital for the relative fair value of warrants
issued to holders of the notes	--	(102,515)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(344,359)	(188,767)
Proceeds allocated to 10% senior convertible notes on issuance	2,027,405	1,333,160

Accretion recorded as a charge to interest and financing costs	1,838,699	627,628
Principal converted pursuant to the terms of the note (note 6(a))	(182,272)	(50,000)
Principal matured and repaid through the issuance of new notes	(1,300,000)	(25,000)
Loss on extinguishment of debt at date of modification	--	177,234
Modification of the 10% promissory note	--	(716,481)
	4,437,176	2,053,344
Current portion of 10% senior convertible notes	4,437,176	1,605,744
	$ --	$ 447,600

During the nine months ended September 30, 2008, the Company issued an aggregate of $2,537,085 of its 10% senior convertible notes.  $385,000 of the notes were issued for cash; $169,532 of the notes were issued as consideration for the repayment of $169,532 in accounts payable; $456,758 of the notes were issued as consideration for the repayment of $431,427 of promissory notes payable, plus $25,331 in accrued interest thereon; $15,370 of the notes were issued as consideration for $15,370 of issuance costs related to 10% senior convertible notes issued during the period; and $1,510,425 of the notes were issued as consideration for the repayment of $1,300,000 in previously issued 10% senior convertible notes, plus $210,425 in accrued interest thereon.

Under the terms of the notes issued during 2008, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company.  The rate of conversion for $15,000 of the notes is one common share for each $0.06 of debt converted; the rate of conversion for $2,522,085 the notes is one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $1,835,795 of the notes are also entitled to payment of interest at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  Notwithstanding stated maturity dates between August 29, 2009 and September 30,

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

4.  10% Senior convertible notes (continued)

2010, all of the notes issued during the three months ended September 30, 2008 are payable on demand as a result of certain of the notes issued in prior periods being in default as of September 30, 2008.

Holders of the notes were granted 3,853,873 common shares of the Company upon issuance of the notes; $149,951, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $986,290 of the notes was in-the-money; $344,359, representing the intrinsic value of the beneficial conversion feature, was recorded as additional paid-in capital.

Also during the nine months ended September 30, 2008, certain holders of the Company’s 10% senior convertible notes exercised the conversion option and converted $182,272 in principal and $20,629 in accrued interest, in exchange for 2,765,081 shares of common stock.

The Company failed to settle $1,300,000 in principal of, and $177,630 in accrued interest on, those of the 10% senior convertible notes which matured on June 1 and July 1, 2008, which resulted in all of the 10% senior convertible notes, as well as $100,000 of the promissory notes, becoming immediately due and payable in accordance with the default provisions of the notes.  This event resulted in the immediate accretion of all discounted notes to their face value.  The Company has accrued interest on the matured notes at the coupon rate of 10%.

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2008:

Note	Conversion
Principal	Rate
$ 3,062,176	$0.03
825,000	0.06
550,000	0.10
$ 4,437,176

At September 30, 2008, $1,785,795 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $2,651,381 were unsecured.

5.  Capital lease obligation:

In August, 2008, the Company entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending September 30:
2009	$ 5,540
2010	4,432
2011	4,432
2012	3,325
Total minimum lease payments	17,729
Less amount representing interest, at 6.61%	2,006
Present value of minimum lease payments	15,723
Current portion of capital lease obligation	4,661
$ 11,062

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

6.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2008, the Company issued 3,000,000 shares of its common stock, valued at $240,000, as an incentive in connection with a consulting services agreement, under which services are to be provided to the Company for an indefinite period of time.  $240,000 representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

On February 1, 2008, the Company issued 200,000 shares of its common stock, valued at $15,600, as partial consideration for consulting services which were to have been rendered over a one-year period.  On June 1, 2008, the service contract for which the shares were issued was cancelled and replaced by a new contract.  Accordingly, $15,600 has been included in selling, general and administrative expenses for the nine months ended September 30, 2008.

On September 3, 2008, the Company issued 250,000 shares of its common stock, valued at $10,000, in consideration for consulting services to be provided over a four-month period.  $2,500, representing the value of services rendered during the period, has been included in selling, general and administrative expenses; $7,500, representing the value of services to be rendered in subsequent periods, is included in prepaid expenses.

On September 30, 2008, the Company issued 800,000 shares of its common stock, valued at $17,600, as compensation to a consultant for achieving a performance deliverable in accordance with the terms of the consulting agreement.  Accordingly, $17,600 has been included in research and development expense for the period.

In connection with the issuance of the Company’s promissory notes during the nine months ended September 30, 2008 the Company issued 766,667 of its common shares, with a relative fair value of $21,059, to the holders of the notes (note 3).

During the nine months ended September 30, 2008, holders of the Company’s 10% senior convertible notes exercised the conversion option and converted $182,272 in principal of, and $20,629 in accrued interest on the notes, in exchange for 2,765,081 shares of common stock (note 4).

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2008, the Company issued 3,853,873 of its common shares, with a relative fair value of $149,951, to the holders of the notes (note 4).

During September, 2008 the Company issued an aggregate of 11,293,396 shares of its common stock, valued at $261,955, in settlement of $423,149 in accounts payable.  A gain of $161,194 on the settlement of accounts payable was recognized in connection with these transactions.

During the nine months ended September 30, 2008, the Company issued 1,177,678 shares of its common stock, valued at $37,091, to the holders of the 10% senior convertible notes, in satisfaction of $34,588 of accrued interest on the notes.  A loss of $2,503 on the settlement of accrued interest was recognized in connection with this transaction.

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of September 30, 2008, there were a total of 8,300,000 options granted under these plans, all with an exercise price of $0.04.  3,875,000 of the options expire on June 19, 2012; 4,425,000 expire on dates between May 12, 2013 and June 2, 2013.  7,400,000 of the options are fully vested; 900,000 vest on various dates between December 1, 2008 and December 1, 2009.  1,700,000 options remained available for grant under these plans as of September 30, 2008.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

6.  Stockholders’ deficiency (continued)

(b)

Transactions involving stock options (continued)

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

On June 1, 2008, the Company granted 900,000 options to consultants in consideration for services rendered and to be rendered.  225,000 of the options vested immediately; 675,000 options vest on various dates between December 1, 2008 and December 1, 2009.  The options have an exercise price of $0.04, and an expiry date of May 14, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $3,550, and $7,102, representing the fair value of options earned to September 30, 2008, has been included in research and development, and selling, general and administrative expense, respectively.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of unvested options earned during the period was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.63%; expected volatility of 154%; and an expected life of 4.7 years.

On June 2, 2008, the Company granted 300,000 options to a consultant in consideration for entering into a service agreement, and a further 300,000 options to a consultant as partial consideration for services to be rendered over a one-year period.   The 300,000 options granted in consideration for entering into a service agreement vested immediately.  75,000 of the options granted in consideration for services to be rendered over a one-year period vested immediately; the remaining 225,000 options vest on the occurrence of specified performance criteria, with any options unvested at December 31, 2008 becoming vested on that date, provided the consultant remains engaged by the Company.  All of these options have an exercise price of $0.04, and an expiry date of June 2, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $12,521, representing the fair value of options earned to September 30, 2008, has been included in selling, general and administrative expense.  $1,802, representing the fair value of vested options awarded for services to be rendered, is including in prepaid expenses, and is being amortized on a straight-line basis over the service period for which the options were awarded.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of unvested options earned during the period was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.63%; expected volatility of 154%; and an expected life of 4.7 years.

The fair value of unvested options will be determined periodically and included in expense over the vesting period.

During the nine months ended September 30, 2008, 1,530,000 options issued during prior periods expired in accordance with the terms of the options, on the termination of the related employment and consulting contracts.

(c)

Transactions involving stock purchase warrants

On June 30, 2008, the 650,000 Series J warrants expired.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

6.  Stockholders’ deficiency (continued)

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Selling, general and administrative	$ 4,546	$ 129,721	$ 370,373	$ 436,324
Research and development	18,107	--	21,150	24,372
Total stock-based compensation included in expenses	$ 22,653	$ 129,721	$ 391,523	$ 460,696

7.  Interest and financing costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

8.  Gain (loss) on extinguishment of debt, accounts payable and accrued liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain (loss) on settlement of accrued interest on 10% senior convertible
notes (note 4)	$ 2,078	$ --	$ (2,503)	$ (8,283)
Gain on issuance of 11,293,396 common shares, valued at $261,955,
in settlement of accounts payable totaling $423,149	161,194	--	161,194	--
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Company, pursuant to the settlement of a legal action brought by the former director
against the Company	--	--	17,094	--
Gain on issuance of 1,275,000 common shares, valued at $47,175, in
settlement of accrued liabilities totaling $127,499	--	--	--	80,324
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection with
$200,000 in principal amount of the 10% senior convertible notes	--	--	--	2,300
Loss recognized on the modification of the 10% senior convertible
notes	--	--	--	(177,234)
	$ 163,272	$ --	$ 175,785	$(102,893)

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

September 30, 2008
Stock options	8,300,000
Series I stock purchase warrants	3,513,333
Series K stock purchase warrants	3,120,000
Shares issuable on conversion of 10%
convertible notes	121,322,545
136,255,878

10.  Related party transactions

Included in 10% senior convertible notes payable (note 4) is $513,484 (December 31, 2007 – $nil) payable to a director and to a company controlled by a director, and $24,956 (December 31, 2007 – $nil) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 3) is $nil (December 31, 2007 - $59,776) payable to companies controlled by directors of the Company, and $nil (December 31, 2007 - $21,170) payable to a director.

$6,995 (December 31, 2007 – $5,037) in accrued interest charges relating to these notes is included in accrued liabilities at September 30, 2008.  $10,549 (2007 - $1,001), and $26,015 (2007 - $2,620) in coupon-rate interest on these notes is included in interest and finance costs for the three and nine months then ended, respectively; $88,916 (2007 $nil) in accretion of the 10% senior convertible notes is included in interest and finance costs for the three and nine months ended September 30, 2008.

11.  Commitments

The Company has a long term contract for its leased premises.  Minimum rent payable under this contract, including operating costs, is approximately as follows:

Twelve month period ending September 30:
2009	$ 76,016
2010	44,343
Total	$ 120,359

Rent expense incurred under the operating lease for the nine months ended September 30, 2008, was $72,394 (2007 - $70,867, net of sublease income of $18,610).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2008

 (Unaudited)

12.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2008, nor during the nine months ended September 30, 2007.  Interest paid in cash during the nine months ended September 30, 2008 and September 30, 2007 was $3,103 and $942, respectively.

Non-cash financing activities are excluded from the consolidated condensed statement of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2008 and 2007:

	2008	2007

Debt issuance costs	$ 20,370	$ 23,960
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	37,092	39,887
Issuance of the Company’s common stock in respect of consulting services
rendered and to be rendered	43,200	138,000
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	261,955	85,325
Acquisition of office equipment through a capital lease arrangement	15,723	--
Issuance of 3,000,000 shares of the Company’s common stock
as an incentive for entering into a consulting services agreement	240,000	--
Issuance of $169,532 of the Company’s 10% senior convertible notes
in settlement of $169,532 in accounts payable and accrued liabilities	169,532	--
Issuance of $456,758 of the Company’s 10% senior convertible notes in settlement of $431,427 of promissory notes, plus $25,331 of accrued
interest thereon	456,758	--
Issuance of $1,510,425 of the Company’s 10% senior convertible notes in settlement of $1,300,000 of previously issued 10% senior convertible notes which matured during the period, plus $210,425 of accrued interest
thereon	1,510,425	--
Payable to employees and consultants with respect to the repurchase of
options issued in prior periods	--	2,661
	$ 2,755,055	$ 289,833

13.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, promissory notes payable and 10% senior convertible notes approximates fair value due to the short term to maturity of these instruments.

14. Subsequent events

On October 29, 2008, the Company issued a $20,000 10% convertible note for cash.  In connection with this transaction, the Company issued 100,000 shares of its common stock to the holder of the note.

On November 5, 2008, the Company issued a $14,375 promissory note for cash.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2008 Interim Consolidated Financial Statements.

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

Recently adopted accounting standards:

SFAS No. 157

The Company adopted the provisions of Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures.  The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated condensed financial statements.  The disclosures required by SFAS 157 are included in Note 12, “Fair Value Measurements,” to the Company’s interim consolidated financial statements.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenue:   We had no revenue during the three months ended September 30, 2008, nor during the three months ended September 30, 2007.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2008, we incurred a total of $256,750, including $252,204 in cash-based expenses and $4,546 in stock-based expenses, as compared to $418,121, of which $288,400 was cash-based and $129,721 was stock-based expense, during the three months ended September 30, 2007.  There was an overall decrease in selling, general and administrative expenses of $161,371 (39%), comprised of a $36,196 (13%) decrease in the cash-based component of this expense and a $125,175 (96%) decrease in the stock-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, reducing travel costs, decreasing the size of our leased premises, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the three months ended September 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the three months ended March 31, 2008 on the issuance of common stock as partial consideration for consulting services rendered and to be rendered; the amortization of prepaid consulting fees recorded during the three months ended September 30, 2008 on the issuance of common stock as consideration for consulting services to be rendered; and the fair value of unvested options earned during the period.  The stock-based component of this expense for the three-month period ended September 30, 2007 consisted of the amortization of prepaid consulting fees recorded during the first quarter of 2007 on the issuance of common stock in consideration for services rendered; and the amortization of the remaining balance of prepaid consulting fees recorded during the second quarter of 2007 on the issuance of options and warrants in consideration for consulting services which were to have been rendered over the original two-year contract period, which contract was terminated after three months.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the three months ended September 30, 2008, we incurred a total of $428,180, including $410,073 in cash-based expenses and $18,107 in stock-based expenses, developing our software applications, which was an increase of $392,904 (1,114%) from the $35,276, which was comprised of cash based expenses only, incurred during the three months ended September 30, 2007. During the three months ended September 30, 3007, work performed by the Europe-based consulting group was temporarily suspended while we evaluated plans for future development activity.  In contrast, this group increased their normal level of activity during the three months ended September 30, 2008, as they undertook to meet target delivery dates for product upgrades, including those made in response to comments received from beta trial users during the previous quarter, which were critical to our moving forward with our operational plans.  As a result, we incurred higher fees for development work during the quarter, in addition to $125,000 for a software build system and delivery bonus.   These factors are the primary reason for the increase of $374,797 (1,062%) in the cash-based component of research and development expenses.  We also eliminated one full-time position based in Canada from this department in December 2007, for which the resulting decrease in expense partially offset the increase in costs associated with our Europe-based consulting group described above.

Stock-based research and development expense increased by $18,107 (100%) during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  The stock-based component of research and development expenses for the three months ended September 30, 2008 consisted of the amortization of the fair value of unvested options earned during the period, and the fair value of stock issued to a consultant as a performance bonus.  There were no stock-based research and development expenses for the three months ended September 30, 2007.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2008 and 2007 consisted of costs associated with our 10% senior convertible notes and our promissory notes payable. During the three months ended September 30, 2008, we incurred $496,364 in interest and financing costs, an increase of $201,296 (68%) over the $295,068 in interest and financing costs incurred during the three months ended September 30, 2007.

The $496,364 in interest and financing costs we incurred during the three months ended September 30, 2008 is comprised of $107,036 of interest paid and payable to the holders of our debt; $366,008 of accretion of our 10% senior convertible notes and our promissory notes; and $23,320 of amortization of deferred financing costs.  The $295,068 in interest and financing costs we incurred during the three months ended September 30, 2007 is comprised of $78,718 of interest payable to the holders of our debt; $179,465 of accretion of our 10% senior convertible notes; $36,627 of amortization of deferred financing costs; and $258 in interest on the capital lease.

Several factors contributed to the increase in interest and financing costs.  There was a net increase of $1,402,177 in the principal balance of our 10% senior convertible notes during the period from September 2007 to September 2008, which was partially offset by a net decrease of $67,365 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in the amount allocated to the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; additional financing costs relating to new 10% senior convertible notes and promissory notes, resulting in an increase in amortization of deferred finance costs, which was offset by certain deferred financing costs from prior periods becoming fully amortized during the second quarter of 2008.

Gain on extinguishment of debt and accrued liabilities:  During the three months ended September 30, 2008 we realized a net gain of $163,272 on the settlement of accounts payable and accrued liabilities.  There were no similar transactions during the three months ended September 30, 2007.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended September 30, 2008, the United States dollar gained strength in relation to the Canadian dollar, resulting in $48,959 in overall gains on foreign currency translation.  During the three months ended September 30, 2007, the United States dollar weakened in relation to the Canadian dollar, resulting in a $37,983 net loss on foreign currency translations.

Net loss: We incurred a loss of $970,052 ($0.02 per share) for the three months ended September 30, 2008, compared to a loss of $791,141 ($0.02 per share) for the three months ended September 30, 2007.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Revenue:  We had no revenue during the nine months ended September 30, 2008, nor during the nine months ended September 30, 2007.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2008, we incurred a total of $1,122,646, including $752,273 in cash-based expenses and $370,373 in stock-based expenses, as compared to $1,348,354, of which $912,030 was cash-based and $436,324 was stock-based expense, during the nine months ended September 30, 2007.  There was an overall decrease in selling, general and administrative expenses of $225,708 (17%), comprised of a $159,757 (18%) decrease in the cash-based component of this expense, and a $65,951 (15%) decrease in the stock-based component.

We have made efforts to reduce these costs, through measures such as reducing the number of personnel, reducing travel costs, decreasing the size of our leased premises, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, and delaying production of new promotional material.  These reductions were partially offset by an increase of 8% in the average exchange rate for the Canadian dollar in relation to the United States dollar for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Many of our selling, general and administrative expenses are incurred in Canadian dollars and reported in United States dollars; consequently this fluctuation has resulted in an overall increase in reported expenses.  We will continue to carefully monitor the costs of these departments as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expense for the nine months ended September 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, and the fair value of options earned by employees and consultants during the period.  The stock-based component of this expense for the nine-month period ended September 30, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees on the issuance of common stock, options and warrants in consideration for consulting services rendered and to be rendered; the incremental value of stock options issued during the second quarter of 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the period; and the fair value of employee stock options earned during the period.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications.  During the nine months ended September 30, 2008, we incurred a total of $654,770, including $633,620 in cash-based expenses and $21,150 in stock-based expenses, developing our software applications, which was an increase of $28,508 (5%) from the $626,262, of which $601,890 was cash based and $24,372 was stock based, incurred during the nine months ended September 30, 2007.  The increase of $31,730 (5%) in the cash-based component of research and development expenses is due primarily to the increased efforts of the Europe-based development team during the third quarter of 2008, as they undertook to meet target delivery dates for product upgrades, including those made in response to comments received from beta trial users during the previous quarter, which were critical to our moving forward with our operational plans.  As a result, we incurred higher fees for development work during the quarter, including $125,000 for a software build system and delivery bonus.  We also eliminated one full-time position based in Canada from this department in December 2007, for which the resulting decrease in expense partially offset the increase in costs associated with our Europe-based consulting group described above.

Stock-based research and development expense decreased by $3,222 (13%) during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  The stock-based component of research and development expenses for the nine months ended September 30, 2008 consisted of the amortization of the fair value of options earned during the period, and the fair value of stock issued to a consultant as a performance bonus  Stock-based research and development expenses for the nine months ended September 30, 2007 consisted of the incremental value of options issued to a consultant in exchange for the repurchase and cancellation of options previously issued.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2008 and 2007 consisted of costs associated with our 10% senior convertible notes, our promissory notes payable and interest on the capital lease.  During the nine months ended September 30, 2008, we incurred $2,234,712 in interest and financing costs, an increase of $1,513,067 (210%) over the $721,645 in interest and financing costs incurred during the nine months ended September 30, 2007.

The $2,234,712 in interest and financing costs we incurred during the nine months ended September 30, 2008 is comprised of $286,799 of interest paid and payable to the holders of our debt; $1,844,387 of accretion of our 10% senior convertible notes and our promissory notes; $103,423 of amortization of deferred financing costs; and $103 in interest on the capital lease.  The $721,645 in interest and financing costs we incurred during the nine months ended September 30, 2007 is comprised of $211,038 of interest payable to the holders of our debt; $413,035 of accretion of our 10% senior convertible notes; $96,630 of amortization of deferred financing costs; and $942 in interest on the capital lease.

Several factors contributed to the increase in interest and financing costs.  There was a net increase of $1,402,177 in the principal balance of our 10% senior convertible notes during the period from September 2007 to September 2008, which was partially offset by a net decrease of $67,365 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in the amount allocated to the equity–based components of our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; additional financing costs relating to new 10% senior convertible notes and promissory notes, resulting in an increase in amortization of deferred finance costs, which was offset by certain deferred financing costs from prior periods becoming fully amortized during the second quarter of 2008.  As well, in accordance with the terms of the 10% senior convertible notes and certain of the promissory notes, all of these notes became due and payable when we failed to settle certain of the notes and accrued interest thereon when they matured in June and July 2008.  This resulted in the immediate accretion of the notes to their face value, and the full amortization of deferred finance costs relating to these notes.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the nine months ended September 30, 2008, the United States dollar gained strength in relation to the Canadian dollar, resulting in $69,832 in overall gains on foreign currency translation.  During the nine months ended September 30, 2007, the United States dollar weakened in relation to the Canadian dollar, resulting in an $83,644 net loss on foreign currency translations.

Net loss: We incurred a loss of $3,771,595 ($0.07 per share) for the nine months ended September 30, 2008, compared to a loss of $2,909,706 ($0.06 per share) for the nine months ended September 30, 2007.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $3,219 during the nine months ended September 30, 2008, from a balance of $5,120 at December 31, 2007, to $8,339 at September 30, 2008.  Our net loss of $3,771,595 during the period, and resulting cash used in operations of $815,534, were partially offset by an increase in cash resulting from the issuance of $385,000 of 10% senior convertible notes, and $462,892, net of repayments and issuance costs, from the issuance of promissory notes.  Our cash and cash equivalents decreased by $6,236 during the nine months ended September 30, 2007 primarily as a result of our net loss of $2,909,706, and resulting $853,851 in cash used in operations during the period, which was partially offset by an increase in cash resulting from the issuance of $619,390, net of issuance costs, of 10% senior convertible notes, and $226,832 of promissory notes.

We added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2007.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2008, we had negative working capital of $6,632,859 and an accumulated deficit during the development stage of $32,141,170; for the nine months then ended we had a net loss of $3,771,595, and negative cash flow from operations of $815,534.  Furthermore, the Company failed to settle $1,300,000 in 10% senior convertible notes which matured on June 1 and July 1, 2008, plus $177,630 in interest accrued thereon to the maturity date, which resulted in all of the 10% senior convertible notes and $100,000 of the promissory notes becoming immediately due and payable in accordance with the default provisions of the notes.  $1,250,000 of these notes, plus $206,809 in interest accrued thereon to the settlement date, were settled on September 30, 2008 through the issuance of new promissory notes; however all of the 10% senior convertible notes, as well as $100,000 of the promissory notes remained in default at September 30, 2008. Note 1 to our unaudited interim financial statements for the period ended September 30, 2008 also discusses the substantial doubt regarding our ability to continue as a going concern.

We achieved our first commercial sale during the third quarter of 2005, however we were unable to recognize revenue in connection with this sale, as all of the criteria required for us to do so as set out in our accounting policies were not met.  During April 2006 we determined that collection of the amount invoiced in connection with this sale was unlikely, and  recorded an allowance against the entire amount. On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any sales during the nine months ended September 30, 2008.

We anticipate sales during the first quarter of 2009, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2008 two of our full-time employees, including an officer and director of the Company who has agreed to provide periodic services on a limited basis until such time as we retain another individual to fill these positions, left the Company, and we retained the services of five part-time consultants.  During the next 6 months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  During August and September 2008 we acquired office equipment under capital lease to replace a previous lease arrangement which expired during the nine months ended September 30 2008, and we acquired computer equipment and software required for our development activities; we do not expect to make any additional material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt securities.  In January and September 2008, we engaged consultants to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs, offset by the availability of funds.  In addition, we have since inception made an effort to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2008, we issued $462,892, net of repayments and issuance costs, of promissory notes and $385,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $2,152,085 of our 10% senior convertible notes for non-cash consideration, as follows:  $15,370 was issued in settlement of issuance costs relating to the 10% senior convertible notes, which reduced the cash which would have been required to settle these costs; $169,532 was issued in settlement of accounts payable and accrued liabilities, which resulted in a delay in the due date of the liability; $456,758 in settlement of promissory notes and accrued interest thereon, which reduced the interest rate applied to the balance outstanding; and $1,510,425 in settlement of previously issued 10% senior convertible notes which matured during the period, plus accrued interest thereon, which resulted in a delay in the due date of the liability.  During this period we issued 11,293,396 shares of our common stock in settlement of $261,955 in accounts payable, and 1,177,678 common shares in settlement of accrued interest on our 10%

senior convertible notes, which will reduce the amount of cash required to settle these obligations; and 2,765,081 common shares on the conversion of $182,272 in principal of and $20,629 in accrued interest on our 10% senior convertible notes, which will reduce future cash-based interest charges, and also will reduce the amount of cash which would have become payable on maturity of the notes.  In addition, we issued 1,250,000 common shares as partial consideration for consulting services rendered and to be rendered, and 3,000,000 common shares as a signing bonus on a consulting contract entered into during the period, both of which reduced our requirement for cash.  During the nine months ended September 30, 2008, we also issued an aggregate of 4,425,000 options to employees and consultants, as partial consideration for services rendered and to be rendered, which reduced the cash remuneration which would otherwise have been required to retain the services of these personnel, in the current as well as future periods.

During the period from October 1, 2008 to November 14, 2008, we issued a $20,000 10% senior convertible note, and a $14,375 promissory note, the proceeds of which were used to fund operations.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the nine months ended September 30, 2008 increased by approximately 5% as compared to the nine months ended September 30, 2007, as a result of an accelerated effort during the last quarter to meet certain critical deadlines established for the development of one of our software applications.  Cash-based selling, general and administrative expenses for the nine months ended September 30, 2008 decreased by approximately 18% as compared to the nine months ended September 30, 2007, as a result of cash conservation efforts.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  In connection with the preparation of the Company’s unaudited interim consolidated condensed financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of September 30, 2008, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which reviewed our interim consolidated condensed financial statements included in this quarterly report on Form 10-Q, has not audited or reviewed the effectiveness of our internal control over financial reporting as of September 30, 2008 or any other period.

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

Lack of timely preparation of back up schedules.  Throughout 2007, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff.  However, the audit of our annual report on form 10-KSB for the year ended December 31, 2007, and the review of our quarterly reports for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 were delayed, partially as a result of our lack of timely preparation of back up schedules.  Effective during the latter part of the quarter ended March 31, 2007, we commenced the process of reviewing and expanding our formal month-end procedures, with the objective of improving the timeliness of the preparation of future quarterly reports and related back up schedules.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2008, the Company issued 110,277 shares of its common stock to an accredited investor in settlement of accrued interest on the 10% senior convertible notes.

On August 29, 2008, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to the terms of a $100,000 10% senior convertible note which was issued to the investor on the same date.

On September 3, 2008, the Company issued 250,000 shares of its common stock to an accredited investor in consideration for consulting services to be rendered.

On September 4, 2008, the Company issued 750,000 shares of its common stock to an accredited investor in settlement of accounts payable.

On September 15, 2008, the Company issued 75,000 shares of its common stock to an accredited investor pursuant to the terms of a $25,000 10% senior convertible note which was issued to the investor on the same date.

On September 30, 2008, the Company issued 675,000 shares of its common stock to an accredited investor pursuant to the terms of a $135,000 10% senior convertible note which was issued to the investor on the same date.

On September 30, 2008, the Company issued 800,000 shares of its common stock to an accredited investor as a performance bonus in accordance with the terms of a consulting agreement.

Also on September 30, 2008, the Company issued 10,543,396 shares of its common stock to accredited investors in settlement of accounts payable.

Also on September 30, 2008, the Company issued 179,527 shares of its common stock to an accredited investor in settlement of accrued interest on the 10% senior convertible notes.

On October 29, 2008, the Company issued 100,000 shares of its common stock to an accredited investor pursuant to the terms of a $20,000 10% senior convertible note which was issued to the investor on the same date.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

On June 1 and July 1, 2008, an aggregate of $1,300,000 of our 10% senior convertible notes matured, and accrued interest of $177,630 also became payable.  We did not repay the principal and accrued interest on these notes at maturity, nor did the holders exercise their right to convert the balance due into common stock of the Company.  In accordance with the terms of the notes, this failure to settle the matured notes resulted in all of the 10% senior convertible notes, as well as $100,000 of the promissory notes, and accrued interest thereon becoming due and payable as of the date of the first default.  During the period, we settled $1,250,000 of these notes, plus a further $50,000 in 10% promissory notes payable on demand, along with $210,425 in accrued interest on these notes, through the issuance of $1,510,425 in new 10% senior convertible notes.  On October 5, 2008, a further $500,000 of our 10% senior convertible notes matured, and $99,452 in accrued interest thereon became payable, and has not been settled.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate of 10% until a settlement is reached.

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

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

(principal financial and accounting officer)

Dated: November 19, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

(principal financial and accounting officer)

Dated: November 19, 2008