Form 10-K
period 2008-12-31
VALIDIAN CORP
filed 2009-04-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes [ ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.059) and asked ($0.059) price of the registrant’s Common Stock as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,923,254, based upon the average between the closing bid and asked price ($0.059) multiplied by the 49,546,670 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of March 26, 2009: 80,859,067.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (11-06)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2008

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

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

*

"Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and

*

"Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding application security.  Validian Protect is an application-security software system that helps to protect the exchange of information at the application layer, where the majority of breaches occur, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the application.  Validian Protect makes secure data exchange among applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian Protect facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent impersonation through application authentication and authorization; delivers confidentiality through application authentication and authorization; and delivers confidentiality through end-to-end encryption of all exchanges, so that data never travels “in the clear”.  Incorporated in the United States, Validian has offices in the United States and Canada.

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

Marketing Analysis

During the year ended December 31, 2008, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At March 26, 2009 we had two sales representatives.

Marketing Expenses

The main expense factors for our marketing campaign are for:

*

personnel, both internal and outside specialists;

*

direct marketing to potential customers;

*

participation in trade shows;

*

travel and living expenses;

*

web site development and maintenance; and

*

literature preparation and distribution.

For more information, please see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our Products

Currently, we offer three main products on a commercial basis.

Our Validian Protect (previously known as “Application Security Infrastructure (ASI)”)

Our Validian Protect is an application security middleware for securing data transport between distributed applications and Web services. Validian Protect is specifically designed to secure communication between distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. Validian Protect delivers messages and files to, and only to, the target destination, and data never travels “in the clear” at any time between applications.

Supplemental to our Validian Protect product, we offer a Software Development Kit (SDK), for rapidly and simply securing data transport between applications through Validian Protect. The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to Validian Protect through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  Our SDK establishes low-level IP addresses and ports, and implements complex security features automatically.  This provides the application with a complete communication security chain, as the Validian Protect protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

Our Validian ShareProtect (previously known as “Secure Send and Receive (SSR)”)

Our ShareProtect product transforms a user’s desktop or mobile PC into a secure communication facility for uploading sensitive, proprietary information to a shared repository.  The solution also transforms any server into an efficient download manager that simplifies the distribution of proprietary files to authorized users.  Our ShareProtect protects file exchanges against malicious interference, interception by rogue applications and unwanted leaks.

Our Validian MediaProtect (previously known as “Biometric Media Seal (BMS)”)

Our MediaProtect product is designed and developed specifically to prevent hacking, theft and piracy of digital media including films, videos, television programs and music during the production and post-production process.

Our MediaProtect solution enables post-production houses, studios and production companies:

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

Competition

There are different competitors for the Validian Protect, ShareProtect and MediaProtect markets.

Validian Protect competition

Our Validian Protect product competes primarily with the products described below.

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

PKI

Public Key Infrastructure (PKI) is a sophisticated method of authenticating communicating parties by providing each party with a set of two uniquely linked keys, one private key that is kept by the party and one public key that is published for every one to see. When communicating, messages are encrypted with the private key of the sender and decrypted by the receiver using the public key of the sender. Since both keys are mathematically linked, the receiver is assured that the message is coming from that sender and no-one else.

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

ShareProtect Competition

File transfer protocol (FTP) is freeware available to organizations that don’t require security controls.  Secure FTP provides minimal file protection.  A number of companies compete in the growing secure file transfer market space, including Tumbleweed Communications, Proginet Corporation, Aspera, Inc. and Radiance Technologies.

MediaProtect Competition

To date, the only productized competition we are aware of in the digital media industry is the Aspera solution, which focuses on file transfer speed for large files.  We are not aware of an integrated solution featuring biometric access control and file tracking and logging.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2008	2007

$742,728	$849,020

For more information, see: "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property Protection

We rely on common law and statutory protection of trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of our core technology, and have registered several trademarks in North America and in Europe.

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

Employees

As at December 31, 2008, we had six employees and contractual personnel, including one executive officer, three sales and marketing staff, one in operations and one in administration.  Five are located in Ottawa, Canada, and one is located in Washington, DC.  In addition, we contracted with an independent software development group in Europe, which had three individuals deployed to our contract as at December 31, 2008. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $3,964,963 and negative cash flow from operations of $971,085 during the year ended December 31, 2008.  During the year ended December 31, 2007, we incurred a net loss of $3,726,393 and negative cash flow from operations of $1,038,565.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

We will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.  See “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 26, 2009, we have outstanding options and warrants to purchase a total of 14,633,333 shares of our common stock, all of which have exercise prices above the recent market price of $0.02 per share (as of March 26, 2009).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 7,302 shares remaining for issuance as of March 26, 2009, the second of which had 1,992,698 shares remaining for issuance as of March 26, 2009.  Future options issued under these plans may have further dilutive effects.

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

As of March 26, 2009, we had outstanding 80,859,067 shares of common stock, of which approximately 44,143,549 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our current executive officer, director and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 26, 2009, our current executive officer, director and holders of 5% or more of our outstanding common stock together beneficially owned approximately 26% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they consider to be, in aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  Due to the size and resources of our company we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting.    Although our management has begun the necessary processes and procedures for issuing its report on our internal controls, we cannot be certain that we will be successful in complying with Section 404, due to the limitations imposed by our size and resultant inadequate staffing, as is more fully described under “Item 9a.  Controls and Procedures”.  We expect to devote substantial time and to incur costs to implement appropriate controls and procedures to ensure compliance, at such time as our size permits us to do so.  If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigations by regulatory authorities.  Any such action could adversely affect our business and financial results.

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

Item 3.  Legal Proceedings.

The Corporation was not involved in any legal proceedings during 2008.

Item 4.  Submission of Matters to a Vote of Security holders.

There have been no matters submitted to a vote of our shareholders since October 4, 2007.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2007
January 1 to March 31	0.12	0.04
April 1 to June 30	0.09	0.02
July 1 to September 30	0.06	0.02
October 1 to December 31	0.07	0.01
2008
January 1 to March 31	0.08	0.012
April 1 to June 30	0.68	0.02
July 1 to September 30	0.065	0.02
October 1 to December 31	0.034	0.006
2009
January 1 to March 26	0.015	0.003

On March 26, 2009, the closing price of our common stock was $0.02 per share.

(b)

Holders -- There were approximately 195 holders of record of our common stock as of March 26, 2009, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 26, 2009 was 80,859,067 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2008, we issued the following:

*

1,115,628 shares of our common stock in relation to the conversion of $150,000 in principal of, plus $15,400 in accrued interest on, the 10% convertible notes, in accordance with the conversion provision of the notes;

*

907,483 shares of our common stock in settlement of $16,742 in accrued interest on our 10% senior convertible notes;

*

100,000 shares of our common stock pursuant to the terms of $20,000 in principal amount of our 10% senior convertible notes, which were issued October 29, 2008 to an accredited investor;

*

500,000 shares of our common stock pursuant to the terms of $100,000 in principal amount of our 10% senior convertible notes, which were issued November 28, 2008 to an accredited investor;

*

425,000 shares of our common stock pursuant to the terms of $85,000 in principal amount of our 10% senior convertible notes, which were issued December 8, 2008 to an accredited investor;

*

31,979 shares of our common stock to an accredited investor pursuant to the terms of $10,656 in principal amount of our 10% senior convertible notes, which were issued December 31, 2008;

*

1,000,000 shares of our common stock to accredited investors as consideration for consulting services rendered.

During the period from January 1 to March 26, 2009, we issued the following:

*

100,000 shares of our common stock pursuant to the terms of $2,088 in principal amount of our promissory notes, which were issued to an accredited investor on January 2, 2009 as partial settlement of amounts owing;

*

125,000 shares of our common stock to an accredited investor pursuant to the terms of $30,116 in principal amount of our 10% senior convertible notes, which were issued January 16, 2009;

*

100,000 shares of our common stock to accredited investors in consideration for finance fees;

*

250,000 shares of our common stock to an accredited investor pursuant to the terms of $50,000 in principal amount of our promissory notes, which were issued March 10, 2009.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations for each of the two fiscal years ended December 31, 2008 and with respect to the consolidated balance sheets as at December 31, 2008 and 2007, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2008	2007
Operations Data
Selling, general and administrative	$ 1,282,969	$ 1,598,242
Research and development	742,728	849,020
Depreciation of property and equipment	8,309	30,353
Other expenses, net	1,930,957	1,248,778
Net loss	$ 3,964,963	$ 3,726,393

Cash Flows Data
Net cash used in operating activities	$ (971,085)	$ (1,038,565)
Net cash used in investing activities	(9,346)	(884)
Net cash provided by financing activities	1,060,781	1,032,004
Effects of exchange rates on cash and cash equivalents	(26,052)	4,785
Net increase (decrease) in cash and cash equivalents	$54,298	$ (2,660)

	December 31
Balance Sheet Data	2008	2007
Cash	$ 59,418	$ 5,120
Total current assets	85,105	56,384
Property and equipment (net)	22,263	5,503
Deferred financing costs	--	70,052
Total assets	107,368	131,939
Total current liabilities, including current portion
of 10% senior convertible notes	6,729,924	3,956,182
10% senior convertible notes - long term	--	447,600
Capital lease obligation	11,514	1,629
Stockholders’ deficiency	$ (6,631,045)	$ (4,271,843)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2008 and December 31, 2007. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 7 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2008 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2008.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2008 Consolidated Financial Statements.

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

Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R).  SFAS 123R requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2009.  Our major initiatives through December 31, 2009 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $117,000 on our marketing efforts during the year ending December 31, 2009.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $269,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2009.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2009 are expected to total $386,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $30,000 on compensation, training and related activities during the year ending December 31, 2009.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2009 will be $245,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $390,000 on general and administrative activities during the year ending December 31, 2009.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,051,000 for all expenses during the year ending December 31, 2009, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.04 per share;

*

exercise of Series “K” warrants at an exercise price of $0.03 per share; or

*

funding from potential clientele or future industry partners.

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007

Revenue:  On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We did not make any commercial sales during the year ended December 31, 2008.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2008 we incurred a total of $1,282,969, including $893,263 in cash-based expenses and $389,706 in stock-based expenses, as compared to $1,598,242, of which $1,153,918 was cash-based and $444,327 was stock-based expenses, during the year ended December 31, 2007.  There was an overall decrease in selling, general and administrative expenses of $315,273 (20%), comprised of a $260,655 (23%) decrease in the cash-based component of this expense, and a $54,621 (12%) decrease in stock-based expenses.

We have made efforts to reduce these costs wherever possible, through measures such as reducing the number of personnel, including not replacing three senior personnel, two of whom were directors and officers, who have left us since December 2006; decreasing the size of our leased premises; postponing our Annual General Meeting; reducing the number of trade shows in which we participate; reducing travel costs; and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

The stock-based component of selling, general and administrative expenses for the year ended December 31, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, the fair value of options earned by employees and consultants during the period, and the fair value of common stock issued as partial consideration for services rendered by consultants. The stock-based component of this expense for the year ended December 31, 2007 consisted of the amortization of prepaid consulting fees recognized on the issuance of warrants during 2003; amortization of prepaid consulting fees recorded during 2007 on the issuance of common stock, warrants and options in consideration for services rendered and to be rendered; the incremental value of stock options issued in June 2007 in exchange for the repurchase and cancellation of options issued in prior years; the fair value of common stock issued as compensation for services rendered during the year; and the fair value of employee stock options earned during the year.

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2008, we spent $742,723, including $721,604 in cash-

based expenses and $21,124 in stock-based expenses, developing our software applications, compared to $849,020, of which $718,351 was cash-based and $24,372 was stock-based, during the year ended December 31, 2007.  There was an increase of $3,253 (1%) in the cash-based component of research and development expense, which was the combined result of several changes which took place in this department over the course of the year ended December 31, 2008. During the first quarter of 2008, the European-based contract development group was reduced in size and scope as compared to 2007, following management’s decision to focus on the completion of one of our products only.  This change was in response to our efforts to produce a market-ready product within the constraints of our limited budget in the shortest possible time-frame, and was a shift from our previous strategy of developing several products simultaneously.  During the second quarter of the year, the work being conducted by the Europe-based development team was temporarily suspended altogether, while we received and compiled feedback from test installations of a newly-completed beta version of one of our software applications.  During the third quarter of 2008, the Europe-based development team resumed work on our software application, with increased time commitments as they undertook to meet target delivery dates for product upgrades, including those made in response to comments received from beta trial users, which were critical to our moving forward with our operational plans.  As a result, we incurred higher fees for development work during the third quarter, including $125,000 for a software build system and delivery bonus.  During the fourth quarter of 2008, the efforts of the Europe-based development team were scaled back to a level which was manageable within our cash constraints, with a focus on developing specific upgrades in a methodical fashion, including both known pre-existing issues and those made in response to comments received on an ongoing basis from our beta trial users.  There was an overall increase of approximately $25,000 in cash-based fees relating to the Europe-based development group for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Decreases to our cash-based research and development expenses, which offset the increase noted above, occurred mainly as a result of the elimination of one full-time position based in Canada from this department effective December 2007, and a reduction in fees paid to other consultants for work on specific projects, as we used our limited cash resources to concentrate efforts on the development initiatives being undertaken by the Europe-based development team.

Stock-based research and development expense decreased by $3,248 (13%) during the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The stock-based component of research and development expenses for the year ended December 31, 2008 consisted of the amortization of the fair value of options earned during the year, and the fair value of stock issued to a consultant as a performance bonus.  Stock-based research and development expenses for the year ended December 31, 2007 consisted of the incremental value of options issued to personnel in exchange for the repurchase and cancellation of options previously issued, for which there was no comparable transaction during the year ended December 31, 2008.

Interest and financing costs:  Interest and financing costs during the years ended December 31, 2008 and 2007 consisted of interest and financing costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2008, we incurred $2,349,061 in interest and financing costs, an increase of $1,295,230 (123%) over the $1,053,831 in interest and financing costs incurred during the year ended December 31, 2007.

The $2,349,061 in interest and financing costs we incurred during the year ended December 31, 2008 is comprised of $400,830 of interest payable to the holders of our debt; $1,844,503 of accretion on our promissory notes and our 10% senior convertible notes; $103,422 of amortization of deferred financing costs; and $306 in interest on the capital lease. The $1,053,831 in interest and financing costs we incurred during the year ended December 31, 2007 is comprised of $296,257 of interest payable to the holders of our debt; $627,629 of accretion on our 10% senior convertible notes; $128,922 of amortization of deferred financing costs; and $1,023 in interest on the capital lease.

Several factors contributed to the increase in interest and financing costs.  There was a net increase of $1,632,976 in the principal balance of our 10% senior convertible notes during the year, and a net increase of $60,281 in the principal outstanding on our promissory notes during the same period.  This net increase in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged.  There was also an increase in the amount allocated to the equity-based components of our promissory notes and our 10% senior convertible notes, relating to new notes issued, which resulted in higher accretion charges; additional financing costs relating to new 10% senior convertible notes and promissory notes, resulting in an increase in amortization of deferred finance costs, which was offset by certain deferred financing costs from prior periods becoming fully amortized during the second quarter of 2008.  As well, in accordance with the terms of the 10% senior convertible notes and certain of the promissory notes, all of these notes became due and payable when we failed to settle certain of the notes and accrued interest thereon when they matured in June and July 2008.  This resulted in the immediate accretion of the notes to their face value, and the full amortization of deferred finance costs relating to these notes.

Loss on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2008, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $228,878.  This total is comprised of a number of transactions involving the settlement of accrued liabilities for amounts less than the accrual, and the issuance of our common stock in settlement of accounts payable and accrued liabilities.

During the year ended December 31, 2007, we recorded a net loss on extinguishment of debt and accrued liabilities in the amount of $102,893.  This total is comprised of a number of transactions involving the restructuring of our debt securities, and the issuance of our common stock in settlement of accounts payable and accrued liabilities.

Depreciation of property and equipment: Depreciation of property and equipment was $8,309 during the year ended December 31, 2008, a decrease of $22,044 (73%), over the $30,353 charged to depreciation expense during the year ended December 31, 2007.  This decrease occurred as a result of there being a lower balance on which depreciation was charged during 2008, due to some of our property and equipment becoming fully depreciated during 2008 and 2007.  Acquisitions totaling $25,068 were made during 2008, and the depreciation on these assets partially offset the reduction in depreciation from other assets becoming fully depreciated.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2008 the United States dollar gained strength in relation to the Canadian dollar, resulting in a $189,074 net gain on foreign currency translations.

Net loss: We incurred a loss of $3,964,963 ($0.06 per share) for the year ended December 31, 2008, compared to a loss of 3,726,393 ($0.08 per share) for the year ended December 31, 2007.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $54,298 during the year ended December 31, 2008, from a balance of $5,120 at December 31, 2007, to $59,418 at December 31, 2008, primarily as a result of an increase in cash resulting from the issuance of $590,000 of 10% senior convertible notes and $530,619 in promissory notes, which were substantially offset by our net loss of $3,964,963 for the year, and resulting cash used in operations of $971,085.  Our cash and cash equivalents decreased by $2,660 during the year ended December 31, 2007 primarily as a result of our net loss of $3,726,393, and resulting cash used in operations of $1,068,565, which were partially offset by an increase in cash resulting from the issuance of $745,000 in 10% senior convertible notes, and the issuance of $302,320 in promissory notes.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2008.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2008, we had negative working capital of $6,644,819 and an accumulated deficit during the development stage of $32,334,538; we incurred a net loss of $3,964,963, and negative cash flow from operations of $971,085 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2008 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any commercial sales during the year ended December 31, 2008.

We anticipate additional commercial sales during the second or third quarter of 2009, however we cannot be assured that this will be the case.  During the year ended December 31, 2008, two of our full-time employees, including an officer and director of the Corporation who has agreed to provide periodic services on a limited basis until such time as we retain another individual to fill these positions, left the Corporation, and we retained the services of five part-time consultants.  During the next six months we expect to retain the services of two to three part-time consultants.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2008, we issued $530,619 of promissory notes and $590,000 of 10% senior convertible notes, which generated cash for funding operations.  We issued a further $456,758 in 10% senior convertible notes in consideration for the cancellation of $456,758 of principal and accrued interest on our promissory notes, which will reduce the overall cash-based interest charges on our debt; $1,510,425 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon, which reduced the cash required to settle the original notes at maturity; $20,370 in 10% senior convertible notes in settlement of issuance costs relating to the 10% senior convertible notes, which reduced the cash which would have been required to settle these costs; and $708,065 in 10% senior convertible notes, and $2,088 in promissory notes, in settlement of accounts payable and accrued liabilities, which reduced the cash required to immediately settle the liabilities.  We also issued 6,404,818 common shares on the redemption of $368,302 in principal and accrued interest on our 10% senior convertible notes, which will reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes; 2,085,161 common shares in settlement of $47,642 in accrued interest on the 10% convertible notes, which reduced the amount of cash which would have become payable on maturity of the notes; and 11,293,396 common shares in settlement of $261,955 in accounts payable and accrued liabilities, which reduced the amount of cash which would have been required to satisfy these obligations.  In addition, we issued 2,250,000 common shares in consideration for consulting services rendered and to be rendered, 3,000,000 common shares as a signing bonus on a consulting contract entered into during the year, and 4,425,000 stock options, all of which reduced the amount of cash required to retain the services of employees and consultants.  4,910,852 common shares were issued pursuant to the terms of 10% senior convertible notes issued during the year, and 766,667 common shares were issued pursuant to the terms of the promissory notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.

During the period from January 1 to March 26, 2009, we issued $52,500 in promissory notes, net of $2,500 in discounts, and $50,000 in 10% senior convertible notes, the proceeds of which were used to fund operations, and we repaid $27,500 in promissory notes.  During this period we also issued $30,116 in 10% convertible notes in settlement of previously issued 10% convertible notes plus accrued interest thereon; and $3,280 in promissory notes in settlement of accrued liabilities, all of which reduced our requirement for cash settlements.  In connection with these financing transactions, we issued 475,000 common shares to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been reflected, and 100,000 common shares in respect of finance fees, which reduced the cash fees which would otherwise have been charged.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the year ended December 31, 2008 were not increased as compared to the year ended December 31, 2007.  Cash-based selling, general and administrative expenses for the year ended December 31, 2008 decreased by approximately 23% as compared to the year ended December 31, 2007, due to several factors, including the reduction of our sales and marketing efforts, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangement which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2009.

Commitments:  We have entered into an operating lease agreement for office space which expires on April 30, 2010.  Future minimum lease payments including operating costs are approximately as follows:

Year	Amount
2009	$ 64,554
2010	21,510
$ 86,064

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2008 and 2007

Page

Auditors’ Report to the Board of Directors and Stockholders	32

Consolidated Balance Sheets as at December 31, 2008 and 2007	33

Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007 and for the period from
August 3, 1999 to December 31, 2008	34

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
and Comprehensive Loss for the ten years ended December 31, 2008	35

Consolidated Statements of Cash Flows for the years ended December
31, 2008 and 2007 and for the period from August 3, 1999 to
December 31, 2008	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from August 3, 1999 to December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended and the period from August 3, 1999 to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2008, and has incurred recurring losses, as well as recurring negative cash flow from operating activities and has an accumulated deficit.  Its economic viability is dependent on its ability to finalize the development of its principal products, generate sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Ottawa, Canada

April 13, 2009

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2008 and 2007 (In U.S. dollars)
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$59,418	$ 5,120
Amounts receivable	5,823	16,780
Prepaid expenses	19,864	34,484
	85,105	56,384

Property and equipment (note 3)	22,263	5,503

Deferred financing costs (note 4)	–	70,052

	$107,368	$131,939

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$365,762	$1,159,970
Accrued liabilities (note 12)	1,053,891	946,531
Deferred revenue	155,000	155,000
Promissory notes payable (notes 5 and 12)	121,537	87,308
Current portion of capital lease obligation	3,025	1,629
Current portion of 10% Senior convertible notes (note 6)	5,030,709	1,605,744
	6,729,924	3,956,182

10% Senior convertible notes (note 6)	–	447,600
Capital lease obligation	8,489	–

Stockholders’ deficiency:
Common stock ($0.001 par value. Authorized 300,000,000
shares; Issued and outstanding 80,284,057 shares in 2008
and 49,573,163 shares in 2007 (note 8(a))	80,284	49,573
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2008
and 2007)	–	–
Additional paid-in capital	25,651,643	24,076,593
Deficit accumulated during the development stage	(32,334,538)	(28,369,575)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2008 and 2007 at cost)	(49,738)	(49,738)
	(6,631,045)	(4,271,843)
Future operations (note 2(a))
Guarantees and commitments (note 13)
Subsequent events (note 18)
	$107,368	$131,939

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2008 and 2007 and the period from August 3, 1999 to December 31, 2008

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2008	2007	2008

Expenses:
Selling, general and administrative (note 12)	$1,282,969	$1,598,242	$14,255,549
Research and development	742,728	849,020	9,692,460
Depreciation of property and equipment	8,309	30,353	425,248
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

	2,034,006	2,477,615	25,976,750

Loss before the undernoted	(2,034,006)	(2,477,615)	(25,976,750)

Other income (expenses):
Interest income	152	341	61,728
Gain (loss) on extinguishment of debt
and accrued liabilities (note 10)	228,878	(102,893)	298,795
Interest and financing costs (notes 9 and 12)	(2,349,061)	(1,053,831)	(6,757,612)
Other	189,074	(92,395)	39,301

	(1,930,957)	(1,248,778)	(6,357,788)

Net loss	$(3,964,963)	$(3,726,393)	$(32,334,538)

Loss per common share – basic
and diluted (note 11)	$(0.06)	$(0.08)

Weighted average number of common shares
outstanding	61,487,461	46,787,907

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the ten years ended December 31, 2008

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

For the ten years ended December 31, 2008

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

For the ten years ended December 31, 2008

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

For the ten years ended December 31, 2008

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

For the ten years ended December 31, 2008

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
Reversal of fair value of
unvested employee stock
options recognized in the
current and prior periods,
on forfeiture of the options	–	–	(9,939)	–	–	–	–	(9,939)
Shares issued on the
exercise of stock purchase
warrants	20,000	20	9,980	–	–	–	–	10,000
Shares issued pursuant to
the terms of the 10%
senior secured convertible
notes	1,600,000	1,600	213,202	–	–	–	–	214,802
Shares issued pursuant to
the terms of the 10% senior
convertible notes	1,200,000	1,200	188,400	–	–	–	–	189,600
Shares issued pursuant to
the terms of the 10%
promissory note	1,000,000	1,000	149,000	–	–	–	–	150,000
Shares issued pursuant to
the terms of an agreement
to extend the payment
terms of finance fees
payable	100,000	100	11,400	–	–	–	–	11,500
Intrinsic value of the
beneficial conversion
feature on the 10% senior
convertible notes	–	–	465,850	–	–	–	–	465,850

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the ten years ended December 31, 2008

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total

Intrinsic value of the
beneficial conversion
feature on the 10% senior
convertible notes	–	$ –	$ 49,447	$ –	$ –	$ –	$ –	$ 49,447
Shares issued in satisfaction
of interest payable	118,378	119	13,519	–	–	–	–	13,638
Shares issued in satisfaction
of finance fees payable,
which were included in
accrued liabilities	250,000	250	28,500	–	–	–	–	28,750
Shares issued in satisfaction
of penalty for non-timely
payment of the 10%
promissory note	500,000	500	44,500	–	–	–	–	45,000
Shares issued in
consideration for finance
fees related to the issuance
of convertible and
promissory notes	740,000	740	75,720	--	--	--	--	76,460
Net loss and comprehensive loss	–	–	–	–	(3,387,291)	–	–	(3,387,291)
Balances at December 31, 2006	39,212,069	39,212	22,326,065	21,304	(24,643,182)	–	(49,738)	(2,306,339)

Shares issued in
consideration of consulting
services rendered and to be
rendered (note 8(a))	4,105,000	4,105	180,045	–	–	–	–	184,150
Shares issued in
consideration of finance fees
relating to the issuance of
10% senior convertible notes
(note 8(a))	149,333	149	6,511	–	–	–	–	6,660
Shares issued in settlement
of accrued liabilities (note 8(a))	1,275,000	1,275	45,900	–	–	–	–	47,175
Shares issued in settlement
of accrued interest on the
10% senior convertible notes	659,001	659	39,228	–	–	–	–	39,887
Fair value of employee stock
options earned during the
year	–	–	2,727	–	–	–	–	2,727
Incremental value of stock
options issued during the
year in exchange for the
repurchase and cancellation
of options previously issued
(note 8(c))	–	–	106,933	–	–	–	–	106,933
Shares issued pursuant to
the terms of the 10% senior
convertible notes at issuance	2,790,566	2,791	180,132	–	–	–	–	182,923

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the ten years ended December 31, 2008

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to
the terms of the 10% senior
convertible notes on
resolution of the contingency
(note 6)	810,000	$ 810	$ 98,418	$ –	$ –	$ –	$ –	$ 99,228
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
at date of issuance
(note 6)	–	–	188,767	–	–	–	–	188,767
Relative fair value of warrants
issued pursuant to the terms
of the 10% senior
convertible notes (note 8(b))	–	–	102,515	–	–	–	–	102,515
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
on resolution of the
contingency (note 6)	–	–	540,031	–	–	–	–	540,031
Adjustment to the relative
fair value of warrants issued
pursuant to the terms of the
10% senior convertible notes
on resolution of the
contingency (note 6)	–	–	77,222	–	–	–	–	77,222
Shares issued on conversion
of 10% senior convertible
notes (note 6)	572,194	572	52,455	–	–	–	–	53,027
Fair value of warrants issued
in consideration of consulting
services rendered
(note 8(b))	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered (note 8(c))	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive
loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)
Balances at December 31, 2007	49,573,163	$ 49,573	$24,076,593	$ 21,304	$ (28,369,575)	$ –	$(49,738)	$(4,271,843)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the ten years ended December 31, 2008

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2007	49,573,163	$ 49,573	$24,076,593	$ 21,304	$(28,369,575)	$ –	$(49,738)	$(4,271,843)

Shares issued in consideration
of consulting contract
incentive payment (note 8(a))	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to
be rendered (note 8(a))	2,250,000	2,250	51,950	–	–	–	–	54,200
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 5)	766,667	767	20,291	–	–	–	–	21,058
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 6)	6,404,818	6,405	361,897	–	–	–	–	368,302
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note6)	4,910,852	4,911	160,233	–	–	–	–	165,144
Shares issued in settlement of
accounts payable and accrued
liabilities (note 8(a))	11,293,396	11,293	250,662	–	–	–	–	261,955
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes
(note 6)	2,085,161	2,085	45,557	–	–	–	–	47,642
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance (note 6 )	–	–	329,282	–	–	–	–	329,282
Fair value of vested options
issued to employees and
consultants in consideration
for services rendered and
to be rendered (note 8(b))	–	–	113,459	–	–	–	–	113,459
Fair value of unvested stock
options earned during the
year (note 8(a))	–	–	4,719	–	–	–	–	4,719
Net loss and comprehensive
loss	–	–	–	–	(3,964,963)	–	–	(3,964,963)
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$(32,334,538)	$ –	$(49,738)	$(6,631,045)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2008 and 2007 and the period from August 3, 1999 to December 31, 2008

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$ (3,964,963)	$ (3,726,393)	$ (32,334,538)
Items not involving cash:
Depreciation of property and equipment	8,309	30,353	425,248
Stock-based compensation expense (note 8(d))	410,830	468,696	3,419,100
Non-cash interest expense	2,345,756	1,052,808	6,749,281
Loss (gain) on extinguishment of debt and accrued
liabilities	(228,878)	102,893	(298,795)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 16)	457,861	1,033,078	4,078,916

Net cash used in operating activities	(971,085)	(1,038,565)	(16,216,607)

Cash flows from investing activities:
Additions to property and equipment	(9,346)	(884)	(536,773)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	(9,346)	(884)	(381,809)

Cash flows from financing activities:
Issuance of promissory notes	530,619	297,535	4,528,132
Capital lease obligation repayments	(5,838)	(4,921)	(18,975)
Issuance of 10% senior convertible notes	590,000	745,000	2,735,000
Debt issuance costs	(13,000)	(5,610)	(301,359)
Repayment of promissory notes	(41,000)	–	(85,855)
Exercise of stock purchase warrants	–	–	412,500
Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	1,060,781	1,032,004	16,630,656

Effects of exchange rates on cash and cash equivalents	(26,052)	4,785	(7,621)

Net increase (decrease) in cash and cash equivalents	54,298	(2,660)	24,619
Cash and cash equivalents, beginning of period	5,120	7,780	34,799

Cash and cash equivalents, end of period	$ 59,418	$ 5,120	$ 59,418

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

1.

General:

Validian Corporation (the “Corporation”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Corporation underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Corporation have been devoted to the development of a high speed, highly secure method of transacting business using the internet, and to the sale and marketing of the Corporation’s products.

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $6,644,819, has accumulated a deficit of $32,334,538 as at December 31, 2008, and has incurred a loss of $3,964,963 and negative cash flow from operations of $971,085 for the year then ended.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1.1 million for the year ending December 31, 2009. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2008 and 2007

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

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer hardware and software, furniture and equipment and equipment under capital lease.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware, furniture and equipment:  3 years; equipment under capital lease:  over the term of the lease, being 4 years; computer software:  1 year.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

(f)

Deferred financing costs:

Deferred financing costs represent the costs associated with arranging the promissory notes and the 10% senior convertible notes.  The costs are amortized over the term of the notes.

(g)

Prepaid expenses:

Prepaid non-cash consulting fees related to services to be rendered within twelve months from the balance sheet date are included in prepaid expenses.  These costs are charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, any remaining balance included in prepaid expenses will be charged to expense immediately.

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

Years ended December 31, 2008 and 2007

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

Revenues that have been prepaid but for which all elements have not been delivered, are reflected as deferred revenue on the consolidated balance sheet.

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

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(l) Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment – a revision of FAS 123” (SFAS 123R).  SFAS 123R requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

(o) Recently adopted accounting standards:

The Corporation adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements”(SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  FAS 157 defines fair value, and establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At December 31, 2008 the Corporation did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s assumptions about current market conditions.  The prescribed fair value hierarchy and related valuation methodologies are as follows:

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(p) Recently issued accounting pronouncements:

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which enhances the disclosure requirements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance and cash flows. The Corporation is required to adopt SFAS 161 effective January 1, 2009.

3.

Property and equipment:

			2008
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 146,823	$ 138,756	$ 8,067
Furniture and equipment	67,203	67,092	111
Equipment under capital lease	15,723	1,638	14,085
	$ 229,749	$ 207,486	$ 22,263

			2007
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 137,478	$ 133,450	$ 4,028
Furniture and equipment	67,203	66,651	552
Equipment under capital lease	14,766	13,843	923
	$ 219,447	$ 213,944	$ 5,503

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

4.

Deferred financing costs:

	2008	2007
Deferred financing costs	$ --	$ 249,500
Accumulated amortization	--	(179,448)
	$ --	$ 70,052

During the years ended December 31, 2006 and 2007, the Corporation incurred an aggregate of $249,500 in costs related to the placement of its promissory notes and its 10% senior convertible notes.  These costs were amortized on an effective interest-rate basis over the term of the respective notes.

Amortization of the deferred financing costs is included in interest and financing costs.

5.

Promissory notes payable:

	2008	2007
Due on demand, interest at 12%, unsecured	$ 21,537	$ 87,308
Due on demand, interest at 10%, unsecured	100,000	--
	$ 121,537	$ 87,308

During the year ended December 31, 2008, the Corporation issued $522,708 in principal amount of its promissory notes, net of $10,000 in issuance costs, and repaid $41,000 of the notes.

In August 2008 the Corporation settled $431,427 of the notes, plus $25,531 in accrued interest thereon, through the issuance of $456,758 in 10% senior convertible notes (note 6).

Holders of $133,000 of the notes issued during the year were granted 766,667 common shares of the Corporation at the date of issuance.  $21,058, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital; the notes balance was accreted through charges to interest and financing expense over the term of the notes, using the effective interest rate method.

The Corporation failed to settle $100,000 of the promissory notes, and $5,205 in accrued interest thereon, when they became due on November 28, 2008.  The Corporation has accrued interest on the matured notes at the coupon rate of 10%.  These promissory notes, and $6,109 in accrued interest thereon, were in default at December 31, 2008.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

6.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Balance at beginning of year	$ 2,053,344	$ 706,803

Note principal on issuance	3,265,248	1,807,365
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(4,911)	(2,791)
Allocated to additional paid-in capital	(160,233)	(180,132)
	(165,144)	(182,923)
Allocated to additional paid-in capital for the relative fair value of
warrants issued to holders of the notes	--	(102,515)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(329,282)	(188,767)
Proceeds allocated to 10% senior convertible notes on issuance	2,770,822	1,333,160

Accretion recorded as a charge to interest and financing costs	1,838,815	627,628
Principal converted pursuant to the terms of the note	(332,272)	(50,000)
Principal matured and repaid through the issuance of new notes	(1,300,000)	(25,000)
Loss on extinguishment of debt at date of modification	--	177,234
Modification of the 10% senior convertible notes	--	(716,481)
Balance at end of year	5,030,709	2,053,344
Current portion of 10% senior convertible notes	5,030,709	1,605,744
	$ --	$ 447,600

During the year ended December 31, 2008, the Corporation issued an aggregate of $3,280,618 of its 10% senior convertible notes, including $15,370 issued as consideration for $15,370 of issuance costs related to the notes, resulting in net proceeds of $3,265,248.  $590,000 of the notes were issued for cash; $708,065 of the notes were issued as consideration for the repayment of $708,065 in accounts payable; $456,758 of the notes were issued as consideration for the repayment of $431,427 of promissory notes payable, plus $25,331 in accrued interest thereon; $15,370 of the notes were issued as consideration for $15,370 of issuance costs related to 10% senior convertible notes issued during the period; and $1,510,425 of the notes were issued as consideration for the repayment of $1,300,000 in previously issued 10% senior convertible notes, plus $210,425 in accrued interest thereon.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

6.

10% Senior convertible notes (continued):

Under the terms of the notes issued during 2008, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation.  The rate of conversion for $15,000 of the notes is one common share for each $0.06 of debt converted; the rate of conversion for $511,507 of the notes is one common share for each $0.038 of debt converted; the rate of conversion for $2,754,111 of the notes is one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holder; holders of $2,020,795 of the notes are also entitled to payment of interest at such time as the holder requests payment in writing.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $70,000 of the notes issued during 2008, of which $50,000 was settled during the year, are payable on demand.  Notwithstanding stated maturity dates between August 29, 2009 and December 31, 2010, the remaining $3,210,618 of notes issued during 2008 are payable on demand as a result of certain of the notes issued in prior periods falling into default during the year ended December 31, 2008.

Holders of the notes were granted 4,910,852 common shares of the Corporation upon issuance of the notes; $165,144, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $986,290 of the notes was in-the-money; $329,282, representing the intrinsic value of the beneficial conversion feature, was recorded as additional paid-in capital.

Also during the year ended December 31, 2008, certain holders of the Corporation’s 10% senior convertible notes exercised the conversion option and converted $322,272 in principal and $36,029 in accrued interest, in exchange for 6,404,818 shares of common stock.

The Corporation failed to settle $1,800,000 in principal of, and $277,082 in accrued interest on, those of the 10% senior convertible notes which matured on dates between June 1 and October 1, 2008, which resulted in all of the 10% senior convertible notes, as well as $100,000 of the promissory notes, becoming immediately due and payable in accordance with the default provisions of the notes.  This event resulted in the immediate accretion of all discounted notes to their face value, and in the immediate charge to expense of all deferred finance charges.  The Corporation has accrued interest on the matured notes at the coupon rate of 10%.

$750,000 of the notes which had been in default since June 1; $500,000 of the notes which had been in default since July 1 2008; $50,000 of the notes payable on demand; and $210,425 in accrued interest on these notes, were settled on September 30, 2008 through the issuance of $1,510,425 in new 10% senior convertible notes.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

Years ended December 31, 2008 and 2007

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

At the date of issuance, the conversion feature of each of the following was “in-the-money”: i) $720,000 of the notes issued for cash; ii) $188,982 of the notes issued in consideration for the cancellation of promissory notes and accrued interest; iii) the $26,110 notes issued as repayment of 10% senior convertible notes previously issued; and iv) the $37,272 notes issued in settlement of accounts payable.  The intrinsic value of this beneficial conversion feature was $188,767;  this amount was recorded as additional paid in capital.

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

Years ended December 31, 2008 and 2007

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

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2008:

Note	Conversion
Principal	Rate
$ 3,244,203	$ 0.030
511,506	0.038
725,000	0.060
550,000	0.100
$ 5,030,709

At December 31, 2008, $1,970,795 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,059,914 were unsecured.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

7.  Capital lease obligation:

 In August 2008, the Corporation entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Year ending December 31:
2009	$ 3,712
2010	3,712
2011	3,712
2012	1,856
Total minimum lease payments	12,992
Less amount representing interest, at 6.61%	1,478
Present value of minimum lease payments	11,514
Current portion of capital lease obligation	3,025
$ 8,489

8.

Stockholders’ equity:

(a)

Common stock transactions:

During the year ended December 31, 2008, the Corporation issued 3,000,000 shares of its common stock, valued at $240,000 as an incentive in connection with a consulting services agreement, under which services are to be provided to the Corporation for an unspecified period of time, until the contract is cancelled by either party.  $240,000, representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

On February 1, 2008, the Corporation issued 200,000 shares of its common stock, valued at $15,600, as partial consideration for consulting services which were to have been rendered over a one-year period.  On June 1, 2008, the service contract for which the shares were issued was cancelled and replaced by a new contract.  Accordingly, $15,600 has been included in selling, general and administrative expenses for the year ended December 31, 2008.

On September 3, 2008, the Corporation issued 250,000 shares of its common stock, valued at $10,000, in consideration for consulting services provided over a four-month period.  $10,000, representing the fair value of the stock issued, is included in selling, general and administrative expenses.

On September 30, 2008, the Corporation issued 800,000 shares of its common stock, valued at $17,600 as compensation to a consultant for achieving a performance deliverable in accordance with the terms of the consulting agreement.  Accordingly, $17,600 has been included in research and development expense.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity:

(a)

Common stock transactions (continued):

On December 31, 2008, the Corporation issued 1,000,000 shares of its common stock as a bonus to consultants.  $11,000, representing the fair value of the stock issued, is included in selling, general and administrative expenses.

In connection with the issuance of the Corporation’s promissory notes during the year ended December 31, 2008, the Corporation issued 766,667 of its common shares, with a relative fair value of $21,058, to the holders of the notes (note 5).

During the year ended December 31, 2008, holders of the Corporation’s 10% senior convertible notes exercised the conversion option and converted $332,272 in principal of, and $36,029 in accrued interest on the notes, in exchange for 6,404,818 shares of common stock (note 6).

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2008, the Corporation issued 4,910,852 of its common shares, with a relative fair value of $165,144, to the holders of the notes (note 6).

During the year ended December 31, 2008, the Corporation issued an aggregate of 11,293,396 shares of its common stock, valued at $261,955, in settlement of $423,149 in accounts payable.  A gain of $161,194 on the settlement of accounts payable was recognized in connection with these transactions.

During the year ended December 31, 2008, the Corporation issued an aggregate of 2,085,161 shares of its common stock, valued at $47,642, to the holders of the 10% senior convertible notes, in satisfaction of $51,331 of accrued interest on the notes.  A gain of $3,689 on the settlement of accrued interest was recognized in connection with these transactions.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity:

(a)

Common stock transactions (continued):

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity:

(b)

Transactions involving stock purchase warrants:

On June 30, 2008, the 650,000 Series J warrants expired.

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

On May 31, 2007, the 3,146,000 Series F warrants expired.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(b)

Transactions involving stock purchase warrants (continued):

Following is a summary of stock purchase warrants outstanding at December 31, 2008 and 2007:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2008	2007

Series I	$ 0.03	March, 2009	3,513,333	3,513,333
Series J	0.15	June, 2008	--	650,000
Series K	0.03	June, 2011	3,120,000	3,120,000
			6,633,333	7,283,833

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The maximum number of options available for grant was increased by 3,000,000 on October 4, 2007.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2008, 2,000,000 options remained available for grant under these plans.

On May 12, 2008, the Corporation granted 2,925,000 options to employees and consultants of the Corporation, in consideration for past service.  The options vested immediately, have an exercise price of $0.04, and an expiry date of May 12, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $92,650, representing the fair value of the options at the date of issuance, has been included in selling, general and administrative expenses.  The fair value of 1,800,000 of the options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.42%; expected volatility of 189%; and an expected life of 2.5 years.  The fair value of the remaining 1,125,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.0%; expected volatility of 150%; and an expected life of 5 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

On June 1, 2008, the Corporation granted 900,000 options to consultants in consideration for services rendered and to be rendered.  225,000 of the options vested immediately; 675,000 options vest or vested on various dates between December 1, 2008 and December 1, 2009.  The options have an exercise price of $0.04, and an expiry date of May 14, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $3,524, and $6,931, representing the fair value of options earned to December 31, 2008, has been included in research and development, and selling, general and administrative expense, respectively. 150,000 of the options were forfeited, and 150,000 of the options expired in accordance with the terms of the options, on the termination of the related consulting contract. The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of 225,000 of the options which vested in December 2008 was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.44%; expected volatility of 157%; and expected life of 4.54 years.  The fair value of unvested options earned during the year was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.28%; expected volatility of 164%; and expected life of 4.46 years.

The fair value of unvested options are determined periodically and included in expense over the vesting period.

On June 2, 2008, the Corporation granted 300,000 options to a consultant in consideration for entering into a service agreement, and a further 300,000 options to a consultant as partial consideration for services to be rendered over a one-year period.  The 300,000 options granted in consideration for entering into a service agreement vested immediately.  75,000 of the options granted in consideration for services to be rendered over a one-year period vested immediately; the remaining 225,000 options vested on December 31, 2008.  All of these options have an exercise price of $0.04, and an expiry date of June 2, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $13,526, representing the fair value of options earned to December 31, 2008, has been included in selling, general and administrative expense.  $1,547, representing the fair value of vested options awarded for services to be rendered, is included in prepaid expenses, and is being amortized on a straight-line basis over the service period for which the options were awarded.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.28%; expected volatility of 151%; and an expected life of 5 years.  The fair value of the 225,000 options which vested in December 2008 was determined using the following weighted average assumptions:

expected dividend yield 0%; risk-free interest rate of 1.28%; expected volatility of 164%; and expected life of 4.46 years.

During the year ended December 31, 2008, 1,680,000 options issued during prior periods expired in accordance with the terms of the options, on the termination of the related employment and consulting contracts.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(c)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	5,405,000	$ 0.06	3,447,302	$ 0.50
Granted	4,425,000	0.04	6,000,000	0.04
Cancelled	--	--	(2,667,302)	0.50
Expired	(1,680,000)	0.09	(1,308,000)	0.21
Forfeited	(150,000)	0.04	(67,000)	0.67
Options outstanding, end of year	8,000,000	$ 0.04	5,405,000	$ 0.06

Options exercisable, end of year	7,700,000	$ 0.04	5,405,000	$ 0.06

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/08	contractual life	price	at 12/31/08	price
$ 0.04	8,000,000	3.9 years	$ 0.04	7,700,000	$ 0.04

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Stockholders’ equity (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2008 and 2007:

	2008	2007
Selling, general and administrative	$ 389,706	$ 444,324
Research and development	21,124	24,372
Total stock-based compensation included in expenses	$ 410,830	$ 468,696

9.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest and accretion on the promissory notes; and the interest portion of capital lease payments.

10.

Gain (loss) on extinguishment of debt and accrued liabilities:

	2008	2007
Gain (loss) on settlement of accrued interest on 10% senior
convertible notes (note 8(a))	$ 3,689	$ (8,283)
Gain on issuance of common shares, in settlement of accounts
payable (note 7)	161,194	80,324
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Corporation,
pursuant to the settlement of a legal action brought by the
former director against the Corporation	17,094	--
Gain on settlement in December 2008 of $8,462 in accrued
liabilities through the issuance of $2,008 in cash and $2,088
in promissory notes	4,366	--
Accrued gain on settlement in January 2009 of $47,803 in
accrued liabilities and $472 in accounts payable through the
issuance of $2,460 in cash and $3,280 in promissory notes	42,535	--
Gain on issuance of 100,000 common shares, valued at $3,700, as partial consideration for finance fees payable in connection
with the issuance of 10% senior convertible notes	--	2,300
Loss recognized on the modification of the 10% senior
convertible notes (note 6)	--	(177,234)

	$ 228,878	$ (102,893)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

11.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2008 and 2007, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2008	2007

Stock options	8,000,000	5,405,000
Series I stock purchase warrants	3,513,333	3,513,333
Series J stock purchase warrants	--	650,000
Series K stock purchase warrants	3,120,000	3,120,000
	14,633,333	12,688,333

12.

Related party transactions:

Included in 10% senior convertible notes (note 6) is $513,484 (2007 - $nil) payable to a director and to a company controlled by a director, and $24,956 (2007 - $nil) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 5) is $17,797 (2007 - $59,766) payable to companies controlled by a director and an individual related to a director of the Corporation, and $nil (2007 - $21,170) payable to a director.

$22,071 (2007 - $5,037) in accrued interest charges relating to these notes is included in accrued liabilities; $38,043 (2007 - $4,422) in coupon-rate interest on these notes is included in interest and finance costs; $88,916 (2007 - $nil) in accretion of the 10% senior convertible notes is also included in interest and finance costs.

As discussed in note 13(b) the Corporation subleased excess office space during the year ended December 31, 2007, to companies which were related during part of the sublease period.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

13.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

13.

Guarantees and Commitments (continued):

b)

Commitment

Minimum annual rent payable under a lease agreement for office space, including operating costs, is approximately as follows:

2009	$ 64,554
2010	21,518
$ 86,072

Rental expense for the year, which is included in selling, general and administrative expenses, was $93,979 (2007 - $96,277, net of sublease income of $18,610.)

During the year ended December 31, 2007, the Corporation subleased excess office space to two companies, one of which was related to the Corporation by virtue of an officer and director of the Corporation being also an officer and director of the other company.  $2,813 in sublease income for the year ended December 31, 2007 was received from this related company. The sublease arrangement was discontinued effective August 31, 2007.

14.  Fair value measurements:

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and 10% senior convertible notes is equal to fair value due to the fact that they are payable on demand.  The fair value of the obligation under capital lease at December 31, 2008 was approximately $14,100, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

15.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2008	2007
Deferred tax asset:
Net operating loss carryforwards	$ 6,690,000	$ 5,873,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	7,740,000	6,923,000

Valuation allowance	(7,740,000)	(6,923,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2007 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2007 - 34%) to the net loss as a result of the following:

	2008	2007
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,348,087)	$ (1,266,974)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	817,000	832,000
Compensation expense	40,000	159,000
Interest and financing costs	628,000	213,000
Loss (gain) on extinguishment of debt	(78,000)	35,000
Other	58,913	27,974

	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

15.

Income taxes (continued):

The Corporation has net operating losses of $19,853,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
$ 19,853,000

16.

Change in non-cash operating working capital:

	2008	2007

Amounts receivable	$ 10,957	$ (2,152)
Prepaid expenses	11,168	46,091
Accounts payable	337,006	607,009
Accrued liabilities	98,730	382,130
	$ 457,861	$ 1,033,078

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

17.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2008, nor during the year ended December 31, 2007.  Interest paid in cash during the years ended December 31, 2008 and December 31, 2007 were $3,306 and $1,023, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2008	2007
Debt issuance costs	$ 20,370	$ 23,960
Acquisition of office equipment through a capital lease arrangement	15,723	--
Issuance of the Corporation’s common stock in settlement of interest
payable on the 10% senior convertible notes	47,642	39,887
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	261,955	85,325
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	368,302	53,027
Issuance of the Corporation’s 10% senior convertible notes in
settlement of accounts payable and accrued liabilities	708,065	37,272
Issuance of the Corporation’s 10% senior convertible notes in
settlement of promissory notes, and accrued interest thereon	456,758	998,982
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	1,510,425	26,110
Issuance of the Corporation’s promissory notes in settlement of
accrued liabilities	2,088	--
Payable to employees and consultants with respect to the
repurchase of options issued in prior periods	--	2,661
Total	$ 3,391,328	$ 1,267,224

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

(In U.S. dollars)

18.

Subsequent events:

On January 2, 2009, the Corporation finalized a settlement agreement, and settled $48,275 in accounts payable and accrued liabilities through the payment of $2,460 in cash and the issuance of $3,280 in promissory notes; the Corporation issued 100,000 shares of its common stock to the holder pursuant to the terms of the note.

On January 16, 2009, the Corporation issued $30,116 of its 10% senior convertible notes, in settlement of $25,000 in principal, plus accrued interest of $5,116, of 10% senior convertible notes issued in September 2006, which matured on July 1, 2008.  The new note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable quarterly and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 125,000 shares of its common stock to the holder pursuant to the terms of the note.

During February and March, 2009, the Corporation issued an aggregate of $52,500 of its promissory notes for cash, net of $2,500 in discounts, and repaid $27,500 of the notes.  100,000 shares of the Corporation’s common stock were issued as consideration for finance fees relating to the notes.

The 3,513,333 Series I warrants expired on March 8, 2009.

On March 10, 2009, the Corporation issued $50,000 of its 10% senior convertible notes for cash.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable quarterly and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 250,000 shares of its common stock to the holder pursuant to the terms of the note.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

Item 9A.  Controls and Procedures.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which audited our financial statements included in this annual report on

Form 10-K, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2008.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system at December 31, 2008:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We had only three people involved in the processing of accounting entries during 2007, and until February 2008:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During this period, we made attempts to segregate duties as much as practicable, however there was insufficient volume of transactions to justify additional full time staff.  The office administrator and the Chief Financial Officer resigned effective February 15, 2008 and July 10, 2008, respectively.  While our Chief Executive Officer has assumed the roll of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2008 and 2007, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our interim procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was not operating effectively during the year, as the Company did not consult with external advisors on certain complex and non-routine transactions and on certain of these transactions, errors were identified by our auditors.  All material misstatements detected by the audit have been corrected by the Company.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

Lack of independent Board oversight.  Our Board of Directors consists of only one individual who is also the Company’s sole signing officer. We have experienced difficulties in identifying suitable candidates to serve as independent Board members because of our size, the perceived additional liability to the public by prospective candidates and the excessive additional costs associated with the selection of a candidate including director fees and director liability insurance.  As such, our Board lacks the controls, depth of knowledge and perspective that such independence would provide.

Signing authority with respect to corporate bank accounts.  Since the departure of our Chief Financial Officer and Treasurer in July 2008, the positions of Director, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, Secretary and Treasurer have been held by one person.  This individual has sole signing authority for the Company’s bank accounts.  Our Controller monitors our bank accounts on a regular basis, however there can be no assurance that unauthorized or unsupported transactions will not occur.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our President and Chief Executive Officer, who is also the Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to existence of the significant internal control deficiencies described above.

There has been no change in internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2008:

Name	Age	Position
Bruce I. Benn	55	Director, President, Chief Executive Officer,
		Chief Financial Officer,
		Executive Vice President, Secretary and Treasurer

Effective May 6, 2005, the Board of Directors of the Company appointed Bruce I. Benn to the positions of President and Chief Executive Officer of the Company.  Effective July 11, 2008, the Board of Directors of the Company appointed Bruce I. Benn also to the positions of Chief Financial Officer and Treasurer of the Company.  Mr. Benn has served as a Director, Executive Vice President and Secretary of the Company since February 2004.  From 1999 until February 2004, he provided services to the Company through Capital House Corporation.  Mr. Benn plays a major role in making key management and strategic decisions and oversees all aspects of corporate finance for the Company.  He has been principally responsible for arranging the $20 million of capital investment for the Company from 1999 to date. Since 1989, Mr. Benn has been the President, Director and co-founder of Capital House Corporation, a boutique investment bank that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. We do not have an audit committee financial expert.  The Company and its Board of Directors have experienced difficulties in identifying a suitable candidate to serve as its audit committee financial expert because of the size of the Company, the perceived additional liability to the public by prospective candidates and the excessive additional costs associated with the selection of a candidate, including director fees for the audit committee financial expert and director liability insurance.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2008.

Item 11.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn, Bruce (1)(4)	2008 2007	113,292 112,278	0 0	0 0	27,910 17,681	0 0	0 0	0 0	141,202 129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald (2)(5)	2007	98,243			18,339				116,582
	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

(1) Became Director, President, Chief Executive Officer, Executive Vice President and Secretary in May 2005 and Chief Financial Officer in July, 2008.  In addition, Mr. Benn served as Executive Vice President and Secretary from February 2004 to May 2005.

(2)  Became Director, Chief Financial Officer and Treasurer in February 2004, until his resignation in July 2008

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

(4) Reported salary for August 2006 to December 2008 has been accrued but not paid.

(5) Reported salary for August 2006 to July 2008 has been accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisble (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned= (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	900,000	0	0	$0.04	2013/05/12	0	0	0	0
	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Benn, Ronald	900,000	0	0	$0.04	2013/05/12	0	0	0	0
	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

(1)  Calculated based on $0.027 per share of common stock, the closing bid price of our common stock on December 31, 2006.

Long-Term Incentive Plans – Awards In Last Fiscal Year

In May 2008, Bruce Benn and Ronald Benn were each awarded 900,000 options with an exercise price of $0.04 and an expiry date of May 12, 2013.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related     Stockholder Matters.

The following table sets forth information as of March 26, 2009, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Henrik Olsen (2)	8,460,604	10.2%
Rte De St. Cergue 297
CH 1260 Nyon
Switzerland

Leonid Frenkel (3)	7,354,165	8.9%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (4)	6,020,454	7.3%
All Executive Officers and Directors
As a Group	6,020,454	7.3%
*Executive Officer and/or a Director.

(1)  Based upon 80,859,067 shares of common stock issued and outstanding as of March 26, 2009 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Includes (a) 7,911,816 shares held directly by Henrik Olsen; and (b) 548,788 shares owned of record by Echo Technologies S.A.

(3)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 17, 2009.

(4)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.; and (d) 1,800,000 shares issuable upon exercise of  options held directly by Bruce Benn.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 26, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,000,000	$ 0.04	2,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	8,000,000	$ 0.04	2,000,000

We have granted options pursuant to our Amended and Restated Incentive Equity Plan, which was adopted by our board of directors and became effective on May 30, 2003.  The plan, as amended and restated, was approved by our stockholders on February 25, 2005.  The amended and restated plan is administered by the board of directors, who has the authority to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 3,912,302 shares of common stock were reserved for issuance under the terms of the Amended and Restated Incentive Equity Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,905,000 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance; 2,700,000 of the options are exercisable until June 19, 2012; 1,205,000 of the options are exercisable until May 12, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,117,302 options originally granted under this plan, none were exercised as of March 26, 2009, 1,205,000 expired during periods prior to January 1, 2008, and 907,302 expired during the period from January 1 to March 31, 2009 on termination of the related consulting and employment agreements, leaving 3,905,000 currently outstanding.

On December 15, 2004, the board of directors adopted the 2004 Incentive Equity Plan, which was approved by our stockholders on February 25, 2005.  The 2004 Incentive Equity Plan is administered by the board of directors, who has the authority to grant stock options and stock appreciation rights to our officers, employees and consultants, and to establish the option vesting schedule.  The total number of shares of common stock reserved for issuance under the terms of the 2004 Incentive Equity Plan was increased to 6,087,698 as approved by our stockholders at our Annual General Meeting on October 4, 2007.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 4,095,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at an exercise prices of $0.04. 4,637,698 of the options vested immediately upon their issuance; 675,000 of the options vest or vested on various dates between December 1, 2008 and December 1, 2009.   The options are exercisable until various dates between June 19, 2012 and June 2, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,612,698 options originally granted under this plan, none were exercised as of March 26, 2009, 900,000 expired during periods prior to January 1, 2008; 150,000 were forfeited, and 467,698  expired during the year ended December 31, 2008 on termination of the related consulting agreements, leaving 4,095,000 currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2008 is $513,484 payable to a director and to a company controlled by a director, and $24,956 payable to an individual related to a director and to a company controlled by an individual related to a director.

Included in promissory notes payable at December 31, 2008 is $17,797 payable to companies controlled by a director and an individual related to a director of the Corporation.  $22,071 in accrued interest charges relating to these notes is included in accrued liabilities; $38,043 in coupon-rate interest on these notes is included in interest and finance costs; $88,916 in accretion of the 10% senior convertible notes is also included in interest and finance costs for the year.

During the year ended December 31, 2007, the Corporation subleased excess office space to two companies, one of which was related to the Corporation by virtue of an officer and director of the Corporation being also an officer and director of the other company.  $2,813 in sublease income for the year ended December 31, 2007 was received from this related company.  The sublease arrangement was discontinued effective August 31, 2007.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2008 fiscal year	Fees billed for 2007 fiscal year
Audit fees	$ 134,164	$ 122,555

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

There were no tax-related fees incurred during the year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)

The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K

    (2)

List of Financial Statement Schedules None - see Notes to Financial Statements included in Item 8 of Part II of this Form 10-K

    (3)

List of Exhibits follows

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K

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

Statements contained in this Form 10-K as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

(Registrant)

By:  /s/  Bruce Benn

Bruce Benn

President, Chief Executive Officer and director

(principal executive officer)

Dated:  April 15, 2008

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 15, 2008

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