Form 10-Q
period 2009-03-31
VALIDIAN CORP
filed 2009-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 11, 2009, 81,756,854 shares of the registrant’s common stock were outstanding.

SEC 2334 (4-09)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Balance Sheets

(In United States dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 13,119	$ 59,418
Amounts receivable	9,756	5,823
Prepaid expenses	28,318	19,864
	51,193	85,105
Property and equipment, net of accumulated depreciation of $210,573
(December 31, 2008 - $207,486)	19,176	22,263

Total assets	$ 70,369	$ 107,368
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 1,530,608	$ 1,419,653
Deferred revenue	155,000	155,000
Promissory notes payable (note 2)	153,181	121,537
Current portion of capital lease obligation (note 4)	3,009	3,025
10% Senior convertible notes (note 3)	5,085,826	5,030,709
Total current liabilities	6,927,624	6,729,924

Capital lease obligation (note 4)	7,536	8,489
Total liabilities	6,935,160	6,738,413

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 81,281,854 and 80,284,057 shares at March 31, 2009 and December 31, 2008, respectively.)	81,281	80,284
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2009 and at December 31, 2008)	--	--
Additional paid in capital	25,665,962	25,651,643
Deficit accumulated during the development stage	(32,583,600)	(32,334,538)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2009 and December 31, 2008, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(6,864,791)	(6,631,045)

Basis of presentation (note 1)
Commitment (note 10)
Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$ 70,369	$ 107,368

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

And for the Period from August 3, 1999 to March 31, 2009

(In United States dollars)

(Unaudited)

			Period from
	Three Months Ended		August 3, 1999
	March 31,		To March 31,
	2009	2008	2009
Operating expenses (income):
Selling, general and administrative	$ 88,379	$ 468,771	$14,343,928
Research and development	32,173	218,238	9,724,633
Depreciation of property and equipment	3,087	2,712	428,335
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	123,639	689,721	26,100,389

Loss before other income (expenses)	(123,639)	(689,721)	(26,100,389)

Other income (expenses):
Interest income	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 7)	(4,346)	12,513	294,449
Interest and financing costs (notes 6 and 9)	(137,658)	(455,907)	(6,895,270)
Other	16,581	33,894	55,882
	(125,423)	(409,500)	(6,483,211)

Net loss	$(249,062)	$(1,099,221)	$(32,583,600)

Loss per share – basic and diluted (note 8)	$(0.003)	$(0.02)

Weighted average number of common shares outstanding during period	80,615,144	53,212,550

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Treasury stock	Total
Shares issued on conversion of
10% senior convertible notes	572,194	$ 572	$ 52,455	$ –	$ –	$ –	$ –	$ 53,027
Fair value of warrants issued in
consideration of consulting
services rendered	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)

Balances at December 31, 2007	49,573,163	49,573	24,076,593	21,304	(28,369,575)	–	(49,738)	(4,271,843)

Shares issued in consideration
of consulting contract
incentive payment	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to
be rendered	2,250,000	2,250	51,950	–	–	–	–	54,200
Shares issued pursuant to the
terms of the promissory notes
at issuance	766,667	767	20,291	–	–	–	–	21,058
Shares issued in connection
with the conversion of 10%
senior convertible notes	6,404,818	6,405	361,897	–	–	–	–	368,302
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	4,910,852	4,911	160,233	–	–	–	–	165,144
Shares issued in settlement of
accounts payable and accrued
liabilities	11,293,396	11,293	250,662	–	–	–	–	261,955
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	2,085,161	2,085	45,557	–	–	–	–	47,642
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	329,282	–	–	–	–	329,282
Fair value of vested options
issued to employees and
consultants in consideration
for services rendered and
to be rendered	–	–	113,459	–	–	–	–	113,459
Fair value of unvested stock
options earned during the
year	–	–	4,719	–	–	–	–	4,719
Net loss and comprehensive
loss	–	–	–	–	(3,964,963)	–	–	(3,964,963)
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$ (32,334,538)	$ –	$(49,738)	$(6,631,045)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2009

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$ (32,334,538)	$ –	$(49,738)	$(6,631,045)

Shares issued in consideration
for finance fees	100,000	100	1,300	–	–	–	–	1,400
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 2)	100,000	100	831	–	–	–	–	931
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 3)	375,000	375	2,623	–	–	–	–	2,998
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes
(note 5)	422,797	422	8,033	–	–	–	–	8,455
Fair value of unvested stock
options earned during the
year (note 5(b))	–	–	1,532	–	–	–	–	1,532
Net loss and comprehensive
loss	–	–	–	–	(249,062)	–	–	(249,062)
Balances at March 31, 2009	81,281,854	$ 81,281	$25,665,962	$ 21,304	$ (32,583,600)	$ –	$(49,738)	$(6,864,791)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

And for the Period from August 3, 1999 to March 31, 2009

(In United States dollars)

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$ (249,062)	$(1,099,221)	$ (32,583,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,087	2,712	428,335
Stock-based compensation	2,306	243,900	3,421,406
Non-cash interest and financing expense	134,793	452,804	6,884,074
Loss (gain) on extinguishment of debt and accrued liabilities (note 7)	4,346	(12,513)	(294,449)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	(3,933)	(4,291)	2,007
Prepaid expenses	(9,228)	11,360	(75,062)
Accounts payable and accrued liabilities	(6,003)	113,792	3,982,985
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(123,694)	(291,457)	(16,340,301)

Cash flows from investing activities:
Additions to property and equipment	--	--	(536,773)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(381,809)

Cash flows from financing activities:
Capital lease repayments	(969)	(1,629)	(19,944)
Issuance of promissory notes	64,877	258,115	4,593,009
Issuance of 10% senior convertible notes	50,000	50,000	2,785,000
Debt and equity issuance costs	--	(3,000)	(932,983)
Repayment of promissory notes	(37,311)	(8,000)	(123,166)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	76,597	295,486	16,707,253

Effects of exchange rates on cash and cash equivalents	798	(7,510)	(6,823)
Net decrease in cash and cash equivalents	(46,299)	(3,481)	(21,680)
Cash and cash equivalents:
Beginning of period	59,418	5,120	34,799
End of period	$ 13,119	$ 1,639	$ 13,119

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2009. These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2008.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $6,876,431 and stockholders’ deficiency of $6,864,791 as at March 31, 2009, and has incurred a loss of $249,062 and negative cash flow from operations of $123,694 for the three months then ended.  The Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.  Furthermore, the Company failed to settle $1,800,000 in 10% senior convertible notes which matured in 2008, plus $277,082 in accrued interest thereon, which resulted in all of the 10% senior convertible notes and $100,000 of the promissory notes outstanding at that time, as well as all 10% senior convertible notes issued since the default, becoming immediately due and payable in accordance with the default provisions of the notes.

The Company expects to incur operating expenses of approximately $1.1 million for the year ending December 31, 2009, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

March 31, 2009

(In United States dollars)

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

2.  Promissory notes payable

	March 31,	December 31,
	2009	2008
	(unaudited)
Due on demand, interest at 12%, unsecured	$ 53,181	$ 21,537
Due on demand, interest at 10%, unsecured	100,000	100,000
	$ 153,181	$ 121,537

During the three months ended March 31, 2009, the Company issued $70,657 in principal amount of its promissory notes,  and repaid $37,311 in principal amount of the notes.  $67,377 of the notes were issued at a $2,500 discount, for net cash proceeds of $64,877; $3,280 of the notes were issued in settlement of accrued liabilities.  Holders of $3,280 of the notes issued during the period were granted 100,000 common shares of the Company at the date of issuance.  $931, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital; the notes balance was accreted through charges to interest and financing expense over the term of the notes, using the effective interest rate method.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% Senior convertible notes for the periods ended March 31, 2009 and December 31, 2008:

	Three months	Year
	Ended	Ended
	March 31, 2009	December 31, 2008
	(unaudited)
Balance beginning of period	$ 5,030,709	$ 2,053,344

Note proceeds on issuance	80,117	3,265,248
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(375)	(4,911)
Allocated to additional paid-in capital	(2,623)	(160,233)
	(2,998)	(165,144)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(329,282)
Proceeds allocated to 10% senior convertible notes on issuance	77,119	2,770,822

Accretion recorded as a charge to interest and financing costs	2,998	1,838,815
Principal converted pursuant to the terms of the notes	--	(332,272)
Principal matured and repaid through the issuance of new notes	(25,000)	(1,300,000)
	$ 5,085,826	$ 5,030,709

During the three months ended March 31, 2009, the Company issued an aggregate of $80,117 of its 10% senior convertible notes.  $50,000 of the notes were issued for cash; $30,117 of the notes were issued as consideration for the repayment of $25,000 in previously issued 10% senior convertible notes, plus $5,117 in accrued interest thereon.

Under the terms of the notes issued during the three months ended March 31, 2009, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder, or until paid at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $30,117 of the notes mature on December 31, 2009; $50,000 of the notes are payable on demand.

Holders of the notes were granted 375,000 common shares of the Company upon issuance of the notes; $2,998, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

The Company failed to settle certain of the 10% senior convertible notes when they matured in 2008, which resulted in all of the notes becoming immediately due and payable in accordance with the default provisions of the notes.  At March 31, 2009, $525,000 of the notes, plus accrued interest thereon of $129,473, remained in default for non payment; accordingly,  all of the 10% senior convertible notes are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2009:

Note	Conversion
Principal	Rate
$ 3,324,319	$0.03
511,507	0.038
725,000	0.06
525,000	0.10
$ 5,085,826

At March 31, 2009, $2,050,911 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,034,915 were unsecured.

4.  Capital lease obligation:

In August, 2008, the Company entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending March 31:
2010	$ 3,632
2011	3,632
2012	3,632
2013	908
Total minimum lease payments	11,804
Less amount representing interest, at 6.61%	1,259
Present value of minimum lease payments	10,545
Current portion of capital lease obligation	3,009
$ 7,536

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2009, the Company issued 100,000 shares of its common stock, valued at $1,400, as consideration for finance fees incurred on the placement of is promissory notes.

In connection with the issuance of the Company’s promissory notes during the three months ended March 31, 2009, the Company issued 100,000 of its common shares, with a relative fair value of $931, to the holders of the notes (note 2).

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2009, the Company issued 375,000 of its common shares, with a relative fair value of $2,998, to the holders of the notes (note 3).

During the three months ended March 31, 2009, the Company issued 422,797 shares of its common stock, valued at $8,455, to the holders of the 10% senior convertible notes, in satisfaction of $4,110 of accrued interest on the notes.  A loss of $4,346 on the settlement of accrued interest was recognized in connection with this transaction.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2009, there were a total of 8,000,000 options granted under these plans, all with an exercise price of $0.04.  3,875,000 of the options expire on June 19, 2012; 4,125,000 expire on dates between May 12, 2013 and June 2, 2013.  7,700,000 of the options are fully vested; 300,000 vest on various dates between June 1, 2009 and December 1, 2009.  2,000,000 options remained available for grant under these plans as of March 31, 2009.

$2,306, representing the fair value of options earned during the period, has been included in expense during the three months ended March 31, 2009.  The fair value of unvested options earned during the period was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.41%; expected volatility of 174%; and an expected life of 4.2 years.

The fair value of unvested options will be determined periodically and included in expense over the vesting period.

(c)

Transactions involving stock purchase warrants

On March 8, 2009, the 3,513,333 Series I warrants expired.

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Selling, general and administrative	$ 1,540	$ 243,900
Research and development	766	--
Total stock-based compensation included in expenses	$ 2,306	$ 243,900

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

 (Unaudited)

6.  Interest and financing costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Gain (loss) on extinguishment of debt, accounts payable and accrued liabilities

	Three Months Ended March 31,
	2009	2008
Loss on settlement of accrued interest on 10% senior convertible
notes (note 3)	$ (4,346)	$ (4,581)
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Company, pursuant to the settlement of a legal action brought by the former director
against the Company	--	17,094
	$ (4,346)	$ 12,513

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

March 31, 2009
Stock options	8,000,000
Series K stock purchase warrants	3,120,000
Shares issuable on conversion of 10%
convertible notes	141,604,673
152,724,673

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

(Unaudited)

9.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $513,484 (December 31, 2008 – $513,484) payable to a director and to a company controlled by a director, and $24,956 (December 31, 2008 – $24,956) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $51,579 (December 31, 2008 - $17,797) payable to a company controlled by a director.

$36,293 (December 31, 2008 – $22,071) in accrued interest charges relating to these notes is included in accrued liabilities at March 31, 2009.  $14,247 (2008 - $4,161) in coupon-rate interest on these notes is included in interest and finance costs for the three months then ended.

10.  Commitment

The Company has a long term contract for its leased premises.  Minimum rent payable under this contract, including operating costs, is approximately as follows:

Twelve month period ending March 31:
2010	$ 63,166
2011	5,264
Total	$ 68,430

Rent expense incurred under the operating lease for the three months ended March 31, 2009, was $20,229 (2008 - $23,336).

11.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2009, nor during the three months ended March 31, 2008.  Interest paid in cash during the three months ended March 31, 2009 and three months ended March 31, 2008 was $2,865 and $3,103, respectively.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2009 and 2008:

	2009	2008

Debt issuance costs	$ 1,400	$ 5,000
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	8,455	26,636
Issuance of $3,280 of the Company’s 10% senior convertible notes
in settlement of $3,280 of accrued liabilities	3,280
Issuance of $30,117 of the Company’s 10% senior convertible notes in settlement of $25,000 of previously issued 10% senior convertible notes which matured during 2008, plus $5,117 of accrued interest
thereon	30,117
Issuance of the Company’s common stock in respect of consulting services
rendered and to be rendered	--	15,600
Issuance of 3,000,000 shares of the Company’s common stock
as an incentive for entering into a consulting services agreement	--	240,000
	$ 43,252	$ 287,236

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2009

(In United States dollars)

(Unaudited)

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and the 10% senior convertible notes approximates fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to March 31, 2009. The fair value of the obligation under capital lease at March 31, 2009 was approximately $10,546, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

13. Subsequent events

Subsequent to March 31, 2009, the Company issued an aggregate of $72,362 of its promissory notes.  $63,478 of the notes were issued at a $6,225 discount, resulting in aggregate net cash proceeds of $66,137.  The Company issued 225,000 shares of its common stock to the holders pursuant to the terms of the notes.  $8,884 of the notes are payable on demand; 32,254 of the notes mature on May 29, 2009; and $25,000 of the notes mature on June 30, 2009.  All of the notes bear interest at 12%.

On April 29, 2009, the Company issued $50,000 of its 10% senior convertible notes for cash.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is accrued until the notes are either repaid by the Company or converted by the holder, or until paid at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The notes are payable on demand.  The Company issued 250,000 shares of its common stock to the holder pursuant to the terms of the note.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2008 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2009 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenue:   We had no revenue during the three months ended March 31, 2009, nor during the three months ended March 31, 2008.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2009, we incurred a total of $88,379, including $86,839 in cash-based expenses and $1,540 in stock-based expenses, as compared to $468,771, of which $224,871 was cash-based and $243,900 was stock-based expense, during the three months ended March 31, 2008.  There was an overall decrease in selling, general and administrative expenses of $380,392 (81%), comprised of a $138,032 (61%) decrease in the cash-based component of this expense and a $242,360 (99%) decrease in the stock-based component.

The decrease in the cash-based component of this expense is due primarily to the departure of three full-time employees in our sales and administrative departments.

The stock-based component of selling, general and administrative expense for the three months ended March 31, 2009 consisted of the amortization of prepaid consulting fees recorded in prior periods on the issuance of options as partial consideration for consulting services rendered and to be rendered, and the fair value of unvested options earned during the period.  The stock-based component of this expense for the three-month period ended March 31, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, and the fair value of stock issued as an incentive payment relating to a consulting services agreement entered into during the period.  There were fewer consultants engaged during the three months ended March 31, 2009 as compared to the three months ending March 31, 2008, which resulted in a reduction in stock-based remuneration.

We have made efforts to minimize these costs wherever possible, through measures such as reducing the number of personnel, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, reducing travel costs, and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2009, we incurred a total of $32,173, which was a decrease of $186,065 (85%) from the $218,238 incurred during the three months ended March 31, 2008.  Effective January 12, 2009, work performed by the Europe-based consulting group was suspended indefinitely in order to provide greater control over the development being undertaken, while allowing flexibility in scaling the degree of work to our available funding.  This change is the primary reason for the decrease in expense for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2009 and 2008 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the three months ended March 31, 2009, we incurred $137,658 in interest and financing costs, a decrease of $318,249 (70%) over the $455,907 in interest and financing costs incurred during the three months ended March 31, 2008.

The $137,658 in interest and financing costs we incurred during the three months ended March 31, 2009 is comprised of $132,140 of interest paid and payable to the holders of our debt; $3,929 of accretion of our 10% senior convertible notes and our promissory notes; $1,400 of deferred financing costs; and $189 in interest on the capital lease.  The $455,907 in interest and financing costs we incurred during the three months ended March 31, 2008 is comprised of $92,312 of interest payable to the holders of our debt; $322,848 of accretion of our 10% senior convertible notes; $40,644 of amortization of deferred financing costs; and $103 in interest on the capital lease.

Several factors contributed to the decrease in interest and financing costs.  There was an increase of $1,685,734 in the principal balance of our 10% senior convertible notes during the period from March 31, 2008 to March 31, 2009, which was partially offset by a decrease of $176,732 in the principal outstanding on our promissory notes during the same period.  This net increase of $1,509,002 in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged, which resulted in an increase of $39,828 (43%) in interest paid and payable to the holders of our debt.  As a result of our failure to repay certain of the 10% senior convertible notes which matured in 2008, all of the notes became due and payable on demand, in accordance with the default provisions of the notes.  This resulted in the immediate accretion of all of the notes, and the full amortization of all deferred finance charges.  Consequently, both the accretion and the finance charge components of interest and financing costs for the three months ended March 31, 2009 relate only to those notes issued during the period, which resulted in a decrease of $318,919 (99%) and $39,244 (97%) in accretion and finance costs, respectively.

Gain on extinguishment of debt and accrued liabilities:  During the three months ended March 31, 2009 we realized a loss of $4,346 on the issuance of common stock in settlement of accrued interest on our 10% senior convertible notes.  During the three months ended March 31, 2008, we realized a loss of $4,581 on the issuance of common stock in settlement of accrued interest on our 10% senior convertible notes, and a gain of $17,094 on the settlement of accounts payable and accrued liabilities.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During both the three months ended March 31, 2009 and the three months ended March 31, 2008, the United States dollar gained strength in relation to the Canadian dollar, resulting in overall gains on foreign currency translations of $16,581 and $33,894, respectively.

Net loss: We incurred a loss of $249,062 ($0.003 per share) for the three months ended March 31, 2009, compared to a loss of $1,099,221 ($0.02 per share) for the three months ended March 31, 2008.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $46,299 during the three months ended March 31, 2009, from a balance of $59,418 at December 31, 2008, to $13,119 at March 31, 2009.  Our net loss of $249,062 during the period, and resulting cash used in operations of $123,694, were partially offset by an increase in cash resulting from the issuance of $50,000 of 10% senior convertible notes, and $27,566, net of repayments, from the issuance of promissory notes.  Our cash and cash equivalents decreased by $3,481 during the three months ended March 31, 2008, primarily as a result of our net loss of $1,099,221, and resulting $291,457 in cash used in operations during the period, which was partially offset by an increase in cash resulting from the issuance of $50,000 of 10% senior convertible notes, and $258,115 of promissory notes.

We added an explanatory paragraph to our consolidated financial statements for the three months ended March 31, 2009.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2009, we had negative working capital of $6,876,431 and an accumulated deficit during the development stage of $32,583,600; for the three months then ended we had a net loss of $249,062, and negative cash flow from operations of $123,694.  Furthermore, the Company failed to settle $1,800,000 in 10% senior convertible notes when they matured in 2008, plus $277,082 in interest accrued thereon to the maturity date, which resulted in all of the 10% senior convertible notes and $100,000 of the promissory notes becoming immediately due and payable in accordance with the default provisions of the notes.  $525,000 of these notes, plus $129,473 in interest accrued thereon, were unpaid as of March 31, 2009; as a result, all of the 10% senior convertible notes, as well as $100,000 of the promissory notes remained in default at March 31, 2009. Note 1 to our unaudited interim financial statements for the period ended March 31, 2009 also discusses the substantial doubt regarding our ability to continue as a going concern.

On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any sales during the three months ended March 31, 2009.

We anticipate sales during the third quarter of 2009, however we cannot be assured that this will be the case.  During the three months ended March 31, 2009, one of our employees left the Company, and we retained the services of one part-time consultant.  During the next 6 months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next 12 months.

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We review our cash needs and sources on a month-to-month basis and we are currently pursuing appropriate opportunities to raise additional capital to fund operations.  Additional sources of capital could involve issuing equity or debt securities.  We have  engaged consultants to provide advice to us with respect to the raising of capital.  However, additional funding may not be available to us on reasonable terms, if at all.  The perceived risk associated with the possible sale of a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.  In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated issuance of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.  We may be unable to raise additional capital if our stock price is too low.  A sustained inability to raise capital could force us to limit or curtail our operations.

We expect the level of our future operating expenses to be driven by the needs of our research and development and marketing programs, offset by the availability of funds.  In addition, we have since inception taken steps to keep our expenses relatively low and conserve available cash until we begin generating sufficient operating cash flow.

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2009, we issued $27,566, net of repayments and discounts, of promissory notes and $50,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $30,117 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes which matured during 2008, plus accrued interest thereon, and we issued $3,280 in promissory notes as consideration for the partial settlement of accrued liabilities, which reduced the amount of cash required to settle these obligations.  During this period we issued 422,797 common shares in settlement of accrued interest on our 10% senior convertible notes, and 100,000 common shares as consideration for finance fees relating to the issuance of promissory notes, which reduced the amount of cash which would otherwise have been required to settle these obligations.

During the period from April 1, 2009 to May 12, 2009, we issued $50,000 in 10% senior convertible notes, and $72,362 in promissory notes, the proceeds of which were used to fund operations.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the three months ended March 31, 2009 decreased by approximately 86% as compared to the three months ended March 31, 2009, as a result of our efforts to conduct our research and development activities within the constraints of our available cash.  Cash-based selling, general and administrative expenses for the three months ended March 31, 2009 decreased by approximately 61% as compared to the three months ended March 31, 2008, also as a result of cash conservation efforts.

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

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to these rules.  Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this report. Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer has concluded that our controls and procedures were not effective as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  In connection with the preparation of the Company’s unaudited interim consolidated condensed financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of March 31, 2009, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which reviewed our interim consolidated condensed financial statements included in this quarterly report on Form 10-Q, has not audited, reviewed, or performed any other procedures whatsoever on the effectiveness of our internal control over financial reporting as of March 31, 2009 or any other period.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. During the period from January 2007 to February 2008, we had only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During this period, we made attempts to segregate duties as much as practicable, however there was insufficient volume of transactions to justify additional full time staff. The office administrator and the Chief Financial Officer resigned, effective February 15, 2008 and July 10, 2008, respectively.   While our Chief Executive Officer has assumed the roll of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2008, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to these risk factors during the three months ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2009, the Company issued 125,000 shares of its common stock to accredited investors pursuant to the terms of an aggregate of $32,254 in principal amount of its promissory notes, which were issued to the investors on the same date.

On April 29, 2009, the Company issued 250,000 shares of its common stock to an accredited investor pursuant to the terms of $50,000 in principal amount of its 10% senior convertible notes, which were issued to the investor on the same date.

On May 11, 2009, the Company issued 100,000 shares of its common stock to accredited investors pursuant to the terms of $27,500 in principal amount of its promissory notes, which were issued to the investors on the same date.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

During 2008, an aggregate of $1,800,000 of our 10% senior convertible notes matured, and accrued interest of $277,082 also became payable.  We did not repay the principal and accrued interest on these notes at maturity, nor did the holders exercise their right to convert the balance due into common stock of the Company.  In accordance with the terms of the notes, this failure to settle the matured notes resulted in all of the 10% senior convertible notes, as well as $100,000 of the promissory notes, and accrued interest thereon becoming due and payable as of the date of the first default.  At March 31, 2009, $525,000 of these notes, plus $129,473 in accrued interest thereon, remained unpaid.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate of 10% until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes, and $100,000 of the promissory notes will remain in default.

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

Dated: May 20, 2009

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

(principal financial and accounting officer)

Dated: May 20, 2009