Form 10-Q
period 2009-06-30
VALIDIAN CORP
filed 2009-08-14
CIK 1100644

MB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 7, 2009, 92,870,148 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

1

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Balance Sheets

(In United States dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 34,813	$ 59,418
Amounts receivable	8,516	5,823
Prepaid expenses	27,906	19,864
	71,235	85,105
Property and equipment, net of accumulated depreciation of $213,549
(December 31, 2008 - $207,486)	16,200	22,263

Total assets	$ 87,435	$ 107,368
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 1,561,026	$ 1,419,653
Deferred revenue	155,000	155,000
Promissory notes payable (note 2)	231,286	121,537
Current portion of capital lease obligation (note 4)	3,306	3,025
10% Senior convertible notes (note 3)	5,195,826	5,030,709
Total current liabilities	7,146,444	6,729,924

Capital lease obligation (note 4)	7,299	8,489
Total liabilities	7,153,743	6,738,413

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 89,908,898 and 80,284,057 shares at June 30, 2009 and December 31, 2008, respectively.)	89,909	80,284
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at June 30, 2009 and at December 31, 2008)	--	--
Additional paid in capital	25,767,897	25,651,643
Deficit accumulated during the development stage	(32,895,680)	(32,334,538)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2009 and December 31, 2008, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(7,066,308)	(6,631,045)

Basis of presentation (note 1)
Commitment (note 10)
Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$ 87,435	$ 107,368

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008

And for the Period from August 3, 1999 to June 30, 2009

(In United States dollars)

(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		August 3, 1999
	June 30,		June 30,		To June 30,
	2009	2008	2009	2008	2009
Operating expenses (income):
Selling, general and administrative	$ 128,726	$ 397,125	$ 217,105	$ 865,896	$14,472,654
Research and development	40,071	8,352	72,244	226,590	9,764,704
Depreciation of property and equipment	2,976	1,383	6,063	4,095	431,311
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	171,773	406,860	295,412	1,096,581	26,272,162

Loss before other income (expenses)	(171,773)	(406,860)	(295,412)	(1,096,581)	(26,272,162)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 7)	74,113	--	69,767	12,513	368,562
Interest and financing costs (notes 6 and 9)	(154,259)	(1,282,441)	(291,917)	(1,738,348)	(7,049,529)
Other	(60,161)	(13,021)	(43,580)	20,873	(4,279)
	(140,307)	(1,295,462)	(265,730)	(1,704,962)	(6,623,518)

Net loss	$(312,080)	$(1,702,322)	$(561,142)	$(2,801,543)	$(32,895,680)

Loss per share – basic and diluted (note 8)	$(0.001)	$(0.03)	$(0.007)	$(0.05)

Weighted average number of common shares outstanding during period	81,724,184	56,368,094	81,172,728	54,790,322

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2009

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

For the period from December 31, 1998 to June 30, 2009

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

For the period from December 31, 1998 to June 30, 2009

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

For the period from December 31, 1998 to June 30, 2009

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

For the period from December 31, 1998 to June 30, 2009

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

For the period from December 31, 1998 to June 30, 2009

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
Adjustment to the relative fair
value of warrants issued
pursuant to the terms of the 10%
senior convertible notes on
resolution of the contingency	–	–	77,222	–	–	–	–	77,222

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2009

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2009

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$ (32,334,538)	$ –	$(49,738)	$(6,631,045)

Shares issued in consideration
for finance fees	100,000	100	1,300	–	–	–	–	1,400
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 2)	325,000	325	3,697	–	–	–	–	4,022
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 3)	805,000	805	11,306	–	–	–	–	12,111
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	2,617	–	–	–	–	2,617
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes
(note 5(a))	7,261,508	7,261	83,259	–	–	–	–	90,520
Fair value of stock options earned
during the period (note 5(b))	–	–	1,609	–	–	–	–	1,609
Shares issued in consideration
of consulting contract
incentive payment	800,000	800	8,800	–	–	–	–	9,600
Shares issued in settlement of
accounts payable and accrued
liabilities	333,333	334	3,666	–	–	–	–	4,000
Net loss and comprehensive
loss	–	–	–	–	(561,142)	–	–	(561,142)
Balances at June 30, 2009	89,908,898	$ 89,909	$25,767,897	$ 21,304	$ (32,895,680)	$ –	$(49,738)	$(7,066,308)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

And for the Period from August 3, 1999 to June 30, 2009

(In United States dollars)

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$ (561,142)	$(2,801,543)	$ (32,895,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,063	4,095	431,311
Stock-based compensation	12,757	368,870	3,431,857
Non-cash interest and financing expense	282,607	1,735,245	7,031,888
Loss (gain) on extinguishment of debt and accrued liabilities	(69,767)	(12,513)	(368,562)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	(2,693)	4,543	3,247
Prepaid expenses	(9,590)	11,262	(75,424)
Accounts payable and accrued liabilities	51,600	164,641	4,040,588
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(290,165)	(525,400)	(16,506,772)
Cash flows from investing activities:
Additions to property and equipment	--	--	(536,773)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(381,809)
Cash flows from financing activities:
Capital lease repayments	(909)	(1,629)	(19,884)
Issuance of promissory notes	142,958	468,244	4,671,090
Issuance of 10% senior convertible notes	160,000	125,000	2,895,000
Debt and equity issuance costs	--	(13,000)	(932,983)
Repayment of promissory notes	(43,030)	(41,000)	(128,885)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	259,019	537,615	16,889,675

Effects of exchange rates on cash and cash equivalents	6,541	(3,562)	(1,080)
Net increase (decrease) in cash and cash equivalents	(24,605)	8,653	14
Cash and cash equivalents:
Beginning of period	59,418	5,120	34,799
End of period	$ 34,813	$ 13,773	$ 34,813

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2009. These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2008, except for the following accounting pronouncement which was adopted in June 2009:  In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users.  Companies are required to disclose the date through which subsequent events have been evaluated.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Validian adopted the provisions of SFAS 165 on June 30, 2009.  The adoption of SFAS 165 did not have a material impact on Validian’s results of operations and financial condition.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $7,075,209 and stockholders’ deficiency of $7,066,308 as at June 30, 2009, and has incurred a loss of $561,142 and negative cash flow from operations of $290,165 for the six months then ended.  The Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured in 2008 and in May and June 2009. As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $164,281 of the promissory notes were in default at June 30, 2009, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.

The Company expects to incur operating expenses of approximately $800,000 for the year ending December 31, 2009, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan to address these issues includes raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes.   The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Company’s position and or results of operations and could also result in the Company

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

 (Unaudited)

1.  Basis of presentation (continued)

ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

2.  Promissory notes payable

	June 30,	December 31,
	2009	2008
	(unaudited)
Due on demand, interest at 12%, unsecured	$ 131,286	$ 21,537
Due on demand, interest at 10%, unsecured	100,000	100,000
	$ 231,286	$ 121,537

During the six months ended June 30, 2009, the Company issued $146,238 in principal amount of its promissory notes, and repaid $43,030 in principal amount of the notes.  $3,280 of the notes were issued in settlement of accrued liabilities; $142,958 of the notes were issued at a $8,725 discount, for net cash proceeds of $134,233.  Holders of $66,759 of the notes issued during the period were granted 325,000 common shares of the Company at the date of issuance.  $4,022, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital; the notes balance was accreted through charges to interest and financing expense over the term of the notes, using the effective interest rate method.

The Company failed to settle certain of the 10% senior convertible notes when they matured in 2008, which resulted in $100,000 of the promissory notes outstanding at the date of default becoming immediately due and payable in accordance with the default provisions of the promissory notes.  As of June 30, 2009, these notes, as well as $64,281 of notes issued since the occurrence of the initial event of default, plus $11,831 in interest thereon, are in default.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2009 and December 31, 2008:

	Six months	Year
	Ended	Ended
	June 30, 2009	December 31, 2008
	(unaudited)
Balance beginning of period	$ 5,030,709	$ 2,053,344

Note proceeds on issuance	190,117	3,265,248
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(805)	(4,911)
Allocated to additional paid-in capital	(11,306)	(160,233)
	(12,111)	(165,144)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(2,617)	(329,282)
Proceeds allocated to 10% senior convertible notes on issuance	175,389	2,770,822

Accretion recorded as a charge to interest and financing costs	14,728	1,838,815
Principal converted pursuant to the terms of the notes	--	(332,272)
Principal matured and repaid through the issuance of new notes	(25,000)	(1,300,000)
	$ 5,195,826	$ 5,030,709

During the six months ended June 30, 2009, the Company issued an aggregate of $190,117 of its 10% senior convertible notes.  $160,000 of the notes were issued for cash; $30,117 of the notes were issued as consideration for the repayment of $25,000 in previously issued 10% senior convertible notes, plus $5,117 in accrued interest thereon.

Under the terms of the notes issued during the six months ended June 30, 2009, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $130,117 of the notes are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $90,117 of the notes mature on dates between December 31, 2009 and December 31, 2010; $100,000 of the notes are payable on demand.

Holders of the notes issued during the six months ended June 30, 2009 were granted 805,000 common shares of the Company upon issuance of the notes; $12,111, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $10,000 of the notes was in-the-money.  $2,617, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

The Company failed to settle $1,800,000 in 10% senior convertible notes plus accrued interest thereon of $277,082 when they matured in 2008, and $960,000 in 10% senior convertible notes plus accrued interest thereon of $142,610 when they matured in May and June 2009.  At June 30, 2009, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2009, in accordance with the default provisions of the notes, and consequently are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at June 30, 2009:

Note	Conversion
Principal	Rate
$ 3,434,319	$0.03
511,507	0.038
725,000	0.06
525,000	0.10
$ 5,195,826

At June 30, 2009, $2,100,911 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,094,915 were unsecured.

4.  Capital lease obligation:

In August, 2008, the Company entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending June 30:
2010	$ 3,926
2011	3,926
2012	3,926
Total minimum lease payments	11,778
Less amount representing interest, at 6.61%	1,173
Present value of minimum lease payments	10,605
Current portion of capital lease obligation	3,306
$ 7,299

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2009, the Company issued 100,000 shares of its common stock, valued at $1,400, as consideration for finance fees incurred on the placement of its promissory notes.

In connection with the issuance of the Company’s promissory notes during the six months ended June 30, 2009, the Company issued 325,000 of its common shares, with a relative fair value of $4,022, to the holders of the notes (note 2).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(a)  Common stock transactions (continued)

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2009, the Company issued 805,000 of its common shares, with a relative fair value of $12,111, to the holders of the notes (note 3).

During the six months ended June 30, 2009, the Company issued 7,261,508 shares of its common stock, valued at $90,520, to the holders of the 10% senior convertible notes, in satisfaction of $154,287 of accrued interest on the notes.  A gain of $63,767 on the settlement of accrued interest was recognized in connection with this transaction.

On June 30, 2009, the Company issued an aggregate of 800,000 shares of its common stock, valued at $9,600, as an incentive in connection with two consulting services agreements, under which services are to be provided to the Company for an indefinite period of time.  $9,600, representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

Also on June 30, 2009, the Company issued 333,333 shares of its common stock, valued at $4,000, in settlement of $10,000 in accounts payable.  A gain of $6,000 on the settlement of accounts payable was recognized in connection with this transaction.

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of June 30, 2009, there were a total of 7,100,000 options granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,125,000 expire on dates between May 12, 2013 and June 2, 2013.  6,950,000 of the options are fully vested; 150,000 vest on December 1, 2009.  2,900,000 options remained available for grant under these plans as of June 30, 2009.

$1,609, representing the fair value of 300,000 options earned by non-employees during the period, has been included in expense during the six months ended June 30, 2009.  The fair value of 150,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 184%; and an expected life of 4 years.  The fair value of the remaining 150,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.1%; expected volatility of 190%; and an expected life of 4 years.

The fair value of unvested options held by non-employees will be determined periodically and included in expense over the vesting period.

In accordance with the terms of a stock option agreement, 900,000 options expired during the six months ended June 30, 2009, upon the termination of the related employment agreement.

(c)

Transactions involving stock purchase warrants

On March 8, 2009, the 3,513,333 Series I warrants expired.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(d)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Selling, general and administrative	$ 10,413	$ 121,927	$ 11,953	$ 365,827
Research and development	38	3,043	804	3,043
Total stock-based compensation included in expenses	$ 10,451	$ 124,970	$ 12,757	$ 368,870

6.  Interest and financing costs

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Gain (loss) on extinguishment of debt, accounts payable and accrued liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain (loss) on settlement of accrued interest on 10% senior
convertible notes (note 3)	$ 68,113	$ --	$ 63,767	$ (4,581)
Gain on settlement of accounts payable (note 5(a))	6,000		6,000
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Company, pursuant to the settlement of a legal action brought by the former director
against the Company	--	--	--	17,094
	$ 74,113	$ --	$ 69,767	$ 12,513

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

(Unaudited)

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

June 30, 2009
Stock options	7,100,000
Series K stock purchase warrants	3,120,000
Shares issuable on conversion of 10% senior
convertible notes	145,271,339
155,491,339

9.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $513,484 (December 31, 2008 – $513,484) payable to a director and to a company controlled by a director, and $24,956 (December 31, 2008 – $24,956) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $65,274 (December 31, 2008 - $17,797) payable to a company controlled by a director, and $9,521 (December 31, 2008 - $nil) payable to a Company owned by a company controlled by a relative of a director of the Company.

$51,952 (December 31, 2008 – $22,071) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at June 30, 2009.  $16,713 (2008 - $11,305) and $30,960 (2008 - $15,466) is included in interest and financing costs for the three and six months ended June 30, 2009 and 2008, respectively.

10.  Commitment

The Company has a contract for its leased premises.  Minimum rent payable under this contract, including operating costs, is approximately as follows:

Twelve month period ending June 30, 2010	$ 56,898

Rent expense incurred under the operating lease for the three and six months ended June 30, 2009, was $20,229 (2008 - $23,336) and $41,547 (2008 - $48,071), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

(Unaudited)

11.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2009, nor during the six months ended June 30, 2008.  Interest paid in cash during the six months ended June 30, 2009 and six months ended June 30, 2008 was $9,310 and $3,103, respectively.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2009 and 2008:

	2009	2008

Debt issuance costs	$ 1,400	$ 5,000
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	90,520	26,636
Issuance of $3,280 of the Company’s 10% senior convertible notes
in settlement of $3,280 of accrued liabilities	3,280	--
Issuance of $30,117 of the Company’s 10% senior convertible notes in settlement of $25,000 of previously issued 10% senior convertible notes which matured during 2008, plus $5,117 of accrued interest
thereon	30,117	--
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	9,600	240,000
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	4,000	--
Issuance of the Company’s common stock in respect of consulting services
rendered and to be rendered	--	15,600
Issuance of 47,850 of the Company’s 10% senior convertible notes
in settlement of accounts payable of $47,850		47,850
	$ 138,917	$ 335,086

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and the 10% senior convertible notes approximates fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to June 30, 2009. The fair value of the obligation under capital lease at June 30, 2009 was approximately $10,600, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2009

(In United States dollars)

(Unaudited)

13. Subsequent events

On July 1, 2009, the Company issued $960,000 of its 10% senior convertible notes in settlement of $960,000 10% senior convertible notes which matured in May and June 2009.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The notes mature on December 31, 2010.  The Company issued 1,920,000 shares of its common stock to the holders pursuant to the terms of the notes.

On July 3, 2009, the Company issued $13,750 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12%.  The Company issued 41,250 shares of its common stock to the holders pursuant to the terms of the notes.

Also on July 3, 2009, the Company repaid $27,500 of its promissory notes, which matured on June 30, 2009.

On July 30, 2009, the Company issued $100,000 of its 10% senior convertible notes for cash.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is accrued until the notes are either repaid by the Company or converted by the holder, or until paid at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The notes are payable on demand.  The Company issued 1,000,000 shares of its common stock to the holders pursuant to the terms of the notes.

The Company has evaluated subsequent events to August 14, 2009 in accordance with FASB 165 “Subsequent Events” and such events are disclosed herein.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2008 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2009 Interim Consolidated Financial Statements.

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

Stock based compensation:

The Company accounts for its stock-based payments in accordance with SFAS 123R, which requires all share-based payments, including stock options granted by the Company to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-

based compensation, the Company uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Revenue:  We had no revenue during the three months ended June, 2009, nor during the three months ended June 30, 2008.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2009, we incurred a total of $128,726, including $118,313 in cash-based expenses and $10,413 in stock-based expenses, as compared to $397,125, of which $275,198 was cash-based and $121,927 was stock-based expense, during the three months ended June 30, 2008.  There was an overall decrease in selling, general and administrative expenses of $268,399 (68%), comprised of a $156,885 (57%) decrease in the cash-based component of this expense and a $111,514 (91%) decrease in the stock-based component.

The decrease in the cash-based component of this expense is due primarily to the departure of three full-time employees in our sales and administrative departments.

The stock-based component of selling, general and administrative expense for the three months ended June 30, 2009 consisted of the amortization of prepaid consulting fees recorded in prior periods on the issuance of options as partial consideration for consulting services rendered and to be rendered, the fair value of options earned during the period, and the fair value of stock issued as incentives relating to two consulting services agreements entered into during the period.  The stock-based component of this expense for the three-month period ended June 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the first quarter of 2008 on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, and the fair value of options earned during the period.  In June 2008 we granted 3,825,000 new options to employees and consultants in the sales and administration departments, for which there was no comparable transaction during the three months ended June 30, 2009.  This is the primary reason for the reduction in stock-based remuneration.

We have made efforts to minimize selling, general and administrative expenses wherever possible, through measures such as reducing the number of personnel, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, reducing travel costs, and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2009, we incurred a total of $40,071, including $40,033 in cash-based expenses and $38 in stock-based expenses, as compared to $8,352, of which $5,309 was cash-based and $3,043 was stock-based expense, during the three months ended June 30, 2008.  There was an overall increase in research and development expenses of $31,719 (380%), comprised of a $34,724 (654%) increase in the cash-based component of this expense, which was partially offset by a $3,005 (99%) decrease in the stock-based component.

Until January 2009, the majority of the development work was being performed by a Europe-based consulting group, for a fixed fee for deliverables which were set and reviewed monthly.  Effective January 2009, this development work has been performed by several consultants working in Ottawa, Canada, who are engaged under variable-fee contracts. This change was implemented in order to provide greater control over the development being undertaken, while allowing flexibility in scaling the degree of work to our available funding and periodic development goals.  While the Europe-based consulting group generally performed work for us on a monthly basis until January 2009, they did not work on our projects during the three months ended June 30, 2008, as we temporarily suspended development while evaluating feedback from prior test installations of our software.  This anomaly resulted in an increase in cash-based research and development costs for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, notwithstanding our measures for controlling these expenses as noted above.

The stock-based component of research and development expense for the three months ended June 30, 2009 and for the three months ended June 30, 2008 consisted of the fair value of options earned during the period.  In June 2008 we granted 600,000 new options to consultants in the research and development department, for which there was no comparable transaction during the three months ended June 30, 2009.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2009 and 2008 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the three months ended June 30, 2009, we incurred $154,259 in interest and financing costs, a decrease of $1,128,182 (88%) from the $1,282,441 in interest and financing costs incurred during the three months ended June 30, 2008.

The $154,259 in interest and financing costs we incurred during the three months ended June 30, 2009 is comprised of $139,259 of interest paid and payable to the holders of our debt; $14,821 of accretion of our 10% senior convertible notes and our promissory notes; and $179 in interest on the capital lease.  The $1,282,441 in interest and financing costs we incurred during the three months ended June 30, 2008 is comprised of $87,451 of interest payable to the holders of our debt; $1,155,531 of accretion of our 10% senior convertible notes; and $39,459 of amortization of deferred financing costs.

Several factors contributed to the decrease in interest and financing costs.  There was an increase of $1,822,884 in the principal balance of our 10% senior convertible notes during the period from June 30, 2008 to June 30, 2009, which was partially offset by a decrease of $263,019 in the principal outstanding on our promissory notes during the same period.  This net increase of $1,559,865 in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged, which resulted in an increase of $51,808 (59%) in interest paid and payable to the holders of our debt.  We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due in 2008 and 2009.  As a result of the first of these instances on June 1, 2008, all of the 10% senior convertible notes and $100,000 of the promissory notes outstanding at that date became due and payable on demand, in accordance with the default provisions of the notes, as of the date of default.  This resulted in the immediate accretion of all of these notes, and the full amortization of all deferred finance charges.  Consequently, the accretion and finance charge components of interest and financing costs for the three months ended June 30, 2009 relate only to those notes issued during this period, whereas these components for the three months ended June 30, 2008 include not only the charges relating to notes issued during the period, but also the balance of unamortized accretion and finance charges for all previous notes.  These factors resulted in a decrease of $1,140,710 (99%) in accretion; there were no finance costs incurred during the three months ended June 30, 2009.

Gain on extinguishment of debt and accrued liabilities:  During the three months ended June 30, 2009 we realized a gain of $68,113 on the issuance of common stock in settlement of accrued interest on our 10% senior convertible notes, and gain of $6,000 on the settlement of accounts payable.  A gain or loss on settlement of accrued interest through the issuance of common stock occurs as a result of a difference between the quoted market price of our stock at the date of settlement multiplied by the number of shares issued, as compared to the amount of interest settled.  During the three months ended June 30, 2009, the quoted market value of our stock issued in settlement of accrued interest was less than accrued interest settled, resulting in a gain; there was no comparable transaction during the three months ended June 30, 2008.  During the three months ended June 30, 2009, we settled accounts payable through the issuance of common shares.  At the date of settlement, the quoted market value of our stock issued in settlement was lower than the liability settled, resulting in a gain; there was no comparable transaction during the three months ended June 30, 2008.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended June 30, 2009 and the three months ended June 30, 2008, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $60,161 and $13,021, respectively.

Net loss: We incurred a loss of $312,080 ($0.001 per share) for the three months ended June 30, 2009, compared to a loss of $1,702,322 ($0.02 per share) for the three months ended June 30, 2008.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Revenue:   We had no revenue during the six months ended June 30, 2009, nor during the six months ended June 30, 2008.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2009, we incurred a total of $217,105, including $205,152 in cash-based expenses and $11,953 in stock-based expenses, as compared to $865,896, of which $500,069 was cash-based and $365,827 was stock-based expense, during the six months ended June 30, 2008.  There was an overall decrease in selling, general and administrative expenses of $648,791 (75%), comprised of a $294,917 (59%) decrease in the cash-based component of this expense and a $353,874 (97%) decrease in the stock-based component.

The decrease in the cash-based component of this expense is due primarily to the departure of three full-time employees in our sales and administrative departments, and a reduction in the number of consultants engaged during the six months ended June 30, 2009, as compared with the six months ended June 30, 2008.

The stock-based component of selling, general and administrative expense for the six months ended June 30, 2009 consisted of the amortization of prepaid consulting fees recorded in prior periods on the issuance of options as partial consideration for consulting services rendered and to be rendered, the fair value of options earned during the period, and the fair value of stock issued as incentives relating to two consulting services agreements entered into during the period.  The stock-based component of this expense for the six-month period ended June 30, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of options as partial consideration for consulting services rendered and to be rendered, the fair value of options earned during the period, and the fair value of stock issued as an incentive payment relating to a consulting services agreement entered into during the period.  In June 2008 we granted 3,825,000 new options to employees and consultants in the sales and administration departments, for which there was no comparable transaction during the six months ended June 30, 2009. There were also fewer consultants engaged during the six months ended June 30, 2009 as compared to the six months ending June 30, 2008, which resulted in a reduction in stock-based remuneration.

We have made efforts to minimize selling, general and administrative expenses wherever possible, through measures such as reducing the number of personnel, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, reducing travel costs, and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2009, we incurred a total of $72,244, including $71,440 in cash-based expenses and $804 in stock-based expenses, as compared to $226,590, of which $223,547 was cash-based and $3,043 was stock-based expense, during the six months ended June 30, 2008.  There was an overall decrease in research and development expenses of $154,346 (68%), comprised of a $152,107 (68%) decrease in the cash-based component of this expense and a $2,239 (74%) decrease in the stock-based component.

Until January 2009, the majority of the development work was being performed by a Europe-based consulting group, for a fixed fee for deliverables which were set and reviewed monthly.  Effective 2009, this development work has been performed by several consultants working in Ottawa, Canada, who are engaged under variable-fee contracts. This change was implemented in order to provide greater control over the development being undertaken, while allowing flexibility in scaling the degree of work to our available funding and periodic development goals.  This change is the primary reason for the decrease in cash-based expense for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

The stock-based component of research and development expense for the six months ended June 30, 2009 and for the six months ended June 30, 2008 consisted of the fair value of options earned during the period.  In June 2008 we granted 600,000 new options to consultants in the research and development department, for which there was no comparable transaction during the six months ended June 30, 2009.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2009 and 2008 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the six months ended June 30, 2009, we incurred $291,917 in interest and financing costs, a decrease of $1,446,431 (83%) over the $1,738,348 in interest and financing costs incurred during the six months ended June 30, 2008.

The $291,917 in interest and financing costs we incurred during the six months ended June 30, 2009 is comprised of $271,399 of interest paid and payable to the holders of our debt; $18,750 of accretion of our 10% senior convertible notes and our promissory notes; $1,400 of deferred financing costs; and $368 in interest on the capital lease.  The $1,738,348 in interest and financing costs we incurred during the six months ended June 30, 2008 is comprised of $179,763 of interest payable to the holders of our debt; $1,478,379 of accretion of our 10% senior convertible notes; $80,103 of amortization of deferred financing costs; and $103 in interest on the capital lease.

Several factors contributed to the decrease in interest and financing costs.  There was an increase of $1,822,884 in the principal balance of our 10% senior convertible notes during the period from June 30, 2008 to June 30, 2009, which was partially offset by a decrease of $263,019 in the principal outstanding on our promissory notes during the same period.  This net increase of $1,559,865 in principal outstanding on our debt instruments resulted in a higher balance on which coupon based interest was charged, which resulted in an increase of $91,636 (51%) in interest paid and payable to the holders of our debt.  We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due in 2008 and 2009.  As a result of the first of these instances on June 1, 2008, all of the 10% senior convertible notes and $100,000 of the promissory notes outstanding at that date became due and payable on demand, in accordance with the default provisions of the notes, as of the date of default.  This resulted in the immediate accretion of all of these notes, and the full amortization of all deferred finance charges.  Consequently, both the accretion and the finance charge components of interest and financing costs for the six months ended June 30, 2009 relate only to those notes issued during the period, whereas these components for the six months ended June 30, 2008 include not only the charges relating to notes issued during the period, but also the balance of unamortized accretion and finance charges for all previous notes.  These factors resulted in a decrease of $1,459,629 (99%) and $78,703 (98%) in accretion and finance costs, respectively.

Gain on extinguishment of debt and accrued liabilities:  During the six months ended June 30, 2009 we realized a gain of $63,767 on the issuance of common stock in settlement of accrued interest on our 10% senior convertible notes, and gain of $6,000 on the settlement of accounts payable.  During the six months ended June 30, 2008, we realized a loss of $4,581 on the issuance of common stock in settlement of accrued interest on our 10% senior convertible notes, and a gain of $17,094 on the settlement of accounts payable and accrued liabilities.  A gain or loss on settlement of accrued interest through the issuance of common stock occurs as a result of a difference between the quoted market price of our stock at the date of settlement multiplied by the number of shares issued, as compared to the amount of interest settled.  During the six months ended June 30, 2009, the aggregate quoted market value of our stock issued in settlement of accrued interest was less than the aggregate accrued interest settled, resulting in a net gain; during the six months ended June 30, 2008, the aggregate quoted market value of our stock issued in settlement of accrued interest was more than the aggregate accrued interest settled, resulting in a net loss.  During the three months ended June 30, 2009, we settled accounts payable through the issuance of common shares.  At the date of settlement, the quoted market value of our stock issued in settlement was lower than the liability settled, resulting in a gain.  There was no comparable transaction during the three months ended June 30, 2008.  During the six months ended June 30, 2008 we settled amounts payable to a former director of the Company for less than the recorded liability, resulting in a gain on settlement; there was no comparable transaction during the six months ended June 30, 2009.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the six months ended June 30, 2009 the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $43,580.  During the six months ended June 30, 2008, the United States dollar gained strength in relation to the Canadian dollar, resulting in overall gains on foreign currency translations of $20,873.

Net loss: We incurred a loss of $561,142 ($0.007 per share) for the six months ended June 30, 2009, compared to a loss of $2,801,543 ($0.05 per share) for the six months ended June 30, 2008.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $24,605 during the six months ended June 30, 2009, from a balance of $59,418 at December 31, 2008, to $34,813 at June 30, 2009.  Our net loss of $561,142 during the period, and resulting cash used in operations of $290,165, were partially offset by an increase in cash resulting from the issuance of $160,000 of 10% senior convertible notes, and $99,928, net of repayments, from the issuance of promissory notes.  Our cash and cash equivalents increased by $8,653 during the six months ended June 30, 2008.  Our net loss of $2,801,543 during the period, and resulting cash used in operations of $525,400, were partially offset by an increase in cash resulting from the issuance of $125,000 of 10% senior convertible notes, and $468,244 from the issuance of promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the six months ended June 30, 2009.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2009, we had negative working capital of $7,075,209 and an accumulated deficit during the development stage of $32,895,680; for the six months then ended we had a net loss of $561,142, and negative cash flow from operations of $290,165.  Furthermore, the Company failed to settle $1,800,000 in 10% senior convertible notes plus accrued interest thereon of $277,082 when they matured in 2008; $960,000 in 10% senior convertible notes plus accrued interest thereon of $142,610 when they matured in May and June 2009; $100,000 in promissory notes when they matured in 2008; and $64,281 in promissory notes when they matured in May and June 2009.  $1,649,281 of these notes, plus $283,914 in interest accrued thereon, were unpaid as of June 30, 2009.  All of the 10% senior convertible notes, as well as $164,281 of the promissory notes were in default at June 30, 2009 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand. Note 1 to our unaudited interim financial statements for the period ended June 30, 2009 also discusses the substantial doubt regarding our ability to continue as a going concern.

On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.  We did not make any sales during the six months ended June 30, 2009.

We anticipate sales during the fourth quarter of 2009, however we cannot be assured that this will be the case.  During the six months ended June 30, 2009, one of our employees left the Company, our contract with a Europe-based development consultant was terminated, and we retained the services of three part-time consultants.  During the next 6 months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next 12 months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2009, we issued $91,203, net of repayments and discounts, of promissory notes and $160,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $30,117 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes which matured during 2008, plus accrued interest thereon, and we issued $3,280 in promissory notes as consideration for the partial settlement of accrued liabilities, which reduced the amount of cash required to settle these obligations.  During this period we also issued 7,261,508 common shares in settlement of accrued interest on our 10% senior convertible notes; 333,000 common shares in settlement of accounts payable; and 100,000 common shares as consideration for finance fees relating to the issuance of promissory notes, all of which reduced the amount of cash which would otherwise have been required to settle these obligations.  In June 2009 the Company issued 800,000 common shares as incentives for entering into consulting agreements, which reduced the cash remuneration which would otherwise have been required to obtain the services of the consultants.

During the period from July 1, 2009 to August 7, 2009, we issued $100,000 in 10% senior convertible notes, and $13,750 in promissory notes, the cash proceeds of which were used to fund operations; we also issued $960,000 in 10% senior convertible notes in settlement of $960,000 10% senior convertible notes which matured in May and June 2009.

The Company has not entered into any off-balance sheet arrangements which would have provided the Company with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the six months ended June 30, 2009 decreased by approximately 68% as compared to the six months ended June 30, 2008, as a result of our efforts to conduct our research and development activities within the constraints of our available cash.  Cash-based selling, general and administrative expenses for the six months ended June 30, 2009 decreased by approximately 59% as compared to the six months ended June 30, 2008, also as a result of cash conservation efforts.

On July 3, 2009 we repaid $27,500 of our promissory notes which matured on June 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  In connection with the preparation of the Company’s unaudited interim consolidated condensed financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  Management’s assessment, based on criteria established in our internal control procedures policies, included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of June 30, 2009, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system at December 31, 2008:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the Public Company Accounting Oversight Board.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters. Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to these risk factors during the six months ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2009, the Company issued 1,920,000 shares of its common stock to accredited investors pursuant to the terms of an aggregate of $960,000 in principal amount of its 10% senior convertible notes, which were issued to the investors on the same date.

On July 3, 2009, the Company issued 41,250 shares of its common stock to accredited investors pursuant to the terms of $13,750 in principal amount of its promissory notes, which were issued to the investors on the same date.

On July 31, 2009, the Company issued 1,000,000 shares of its common stock to accredited investors pursuant to the terms of $100,000 in principal amount of its 10% senior convertible notes, which were issued to the investors on the same date.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

We failed to settle $1,800,000 in 10% senior convertible notes plus accrued interest thereon of $277,082 when they matured in 2008; $960,000 in 10% senior convertible notes plus accrued interest thereon of $142,610 when they matured in May and June 2009; $100,000 in promissory notes when they matured in 2008; and $64,284 in promissory notes when they matured in May and June 2009. $1,649,281 of these notes, plus $283,914 in interest accrued thereon, were unpaid as of June 30, 2009, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes, and $164,281 of the promissory notes will remain in default.

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

Dated: August 14, 2009

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

(principal financial and accounting officer)

Dated: August 14, 2009