Form 10-K
period 2009-12-31
VALIDIAN CORP
filed 2010-04-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2012
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

6 Gurdwara St., Suite 100, Ottawa, Ontario, Canada	K2E 5A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-230-7211

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactice Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.012) and asked ($0.012) price of the registrant’s Common Stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $987,117, based upon the average between the closing bid and asked price ($0.012) multiplied by the 82,259,739 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of March 31, 2010: 104,884,231.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (3-10)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2009

PART I

4

Item 1.  Description of Business.

4

Item 1A.  Risk Factors

11

Item 2.  Description of Properties.

20

Item 3.  Legal Proceedings.

20

Item 4.  Reserved

20

PART II

21

Item 5.  Market for Common Equity and Related Stockholder Matters.

21

Item 6.  Selected Financial Data.

23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 8. Financial Statements.

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

33

Consolidated Balance Sheets

34

Consolidated Statements of Operations

35

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

36

Consolidated Statements of Cash Flows

45

Notes to Consolidated Financial Statements

46

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

72

Item 9A(T).  Controls and Procedures.

72

Item 9B.  Other Information.

75

PART III

75

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with

                Section 16(a) of the Exchange Act.

75

Item 11.  Executive Compensation.

76

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

78

Item 13.  Certain Relationships and Related Transactions.

79

Item 14.  Principal Accountant Fees and Services

80

PART IV

81

Item 15.  Exhibits and Financial Statement Schedules

81

SIGNATURES

83

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding the protection of digital information and application security.  Validian Protect is a software only system that enables secure remote storage, access and transfer of digital information with variable compression on wired or wireless networks over the Internet, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the application.  Validian Protect makes secure data exchange among applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian Protect facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent impersonation through application authentication and authorization; delivers confidentiality through application authentication and authorization; and delivers confidentiality through end-to-end encryption of all exchanges, so that data never travels “in the clear”.  Incorporated in the United States, Validian has offices in the United States and Canada.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties and end points to a communication, thus offering an authentication model for secure data exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts the data within the receiving application. It also enables IT managers on demand to change encryption algorithms, keys, key life time and level of compression and to distribute these automatically, immediately and transparently to all end points without having to re-develop or re-install the software.

Our technology provides benefits, by enabling users:

*

to integrate security and transport in all communication and document exchanges through an integrated approach; and

*

to develop and use existing interactive, distributed applications (like e-commerce, e-banking, e-health and e-loyalty) with an integrated security model; and

*

to dynamically change and distribute to all end points encryption algorithms, keys, key life time and level of compression, without having to re-develop or re-install the software.

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

health care providers and suppliers;

*

governments;

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

Marketing Analysis

During the year ended December 31, 2009, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At March 31, 2010 we had two sales representatives.

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

Our Products

Currently, we offer four main products on a commercial basis.

Validian Protect (previously known as “Application Security Infrastructure (ASI)”)

Our Validian Protect is an application security middleware for securing data transport between distributed applications and Web services. Validian Protect is specifically designed to enable secure storage, access and transfer of digital information on wired and wireless networks over the Internet, including secure communication between distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. Validian Protect delivers messages and files to, and only to, the target destination, and data never travels “in the clear” at any time between applications.

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

Validian MedicalProtect

Our MedicalProtect product is designed and developed specifically to provide secure remote storage, access and transfer of digital medical health and medical records, information and files and thereby prevent hacking, theft and improper access of this digital information.

Our MedicalProtect solution enables the eHealth industry including hospitals, clinics, emergency responders,   laboratories, research facilities and their professionals and administrators to handle health and medical   digital information securely, including storage, remote access, transfer of large files and sharing across communities, including:

*

to authenticate health, medical and insurance professionals and staff using fingerprint signatures;

*

to store health and medical records, information and files in encrypted form on portable media storage drives;

*

to transfer encrypted media files of any size and any format between authenticated doctors, workers and/or personnel across the Internet;

*

to track health and medical file activity such as create, rename, modify, transfer and delete, transparently and in real-time over the Internet; and

*

to set universal policies which govern security and tracking levels applied on a per patient or project basis.

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

Competition

There are different competitors for the Validian Protect, ShareProtect, MedicalProtect and MediaProtect markets.

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

MedicalProtect Competition

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2009	2008

$168,361	$742,728

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

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We have filed a patent application covering certain aspects of our products in the U.S., Canada and the European Union.  Further patent applications may be made in other countries, as and when we penetrate new markets.  We may also file additional patent applications as we extend the development of our current technologoy, or as we develop new technology.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

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

Employees

As at December 31, 2009, we had nine employees and contractual personnel, including one executive officer, three sales and marketing staff, one in operations, three in research and development and one in administration.  Six are located in Ottawa, Canada, two are located in Toronto, Canada and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

Item 1A.  Risk Factors

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

We incurred a net loss of $1,655,667 and negative cash flow from operations of $627,388 during the year ended December 31, 2009.  During the year ended December 31, 2008, we incurred a net loss of $3,964,963 and negative cash flow from operations of $971,085.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

We have an immediate requirement for additional working capital in order to proceed with our business plan.  We are currently pursuing alternatives regarding the raising of additional capital to fund operations.  For a discussion of our capital requirements, see the disclosure in "Part II. Item 7. Management's Discussion of Financial Condition and Results of Operation.”  We do not currently have a commitment from any third party to provide financing and may be unable to obtain financing on reasonable terms or at all.  Furthermore, if we raise additional working capital through equity, our shareholders will experience dilution.  If we are unable to raise additional financing in the immediate future, and thereafter as required, we will be unable to grow or maintain our current level of business operations and, in fact, we will be forced to limit or curtail our operations.

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

The market for Internet security products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar to some aspects of our security products and services.  Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our security products and services.  In particular, the Internet security market has historically been characterized by low financial entry barriers.

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

Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels.  Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our products and services could harm our business.  If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We rely on a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have filed a patent application covering certain aspects of our products in the United States, Canada and the European Union.  Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

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

*

controls relating to encryption technology that may limit sales in the future;

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 31, 2010, we have outstanding options and warrants to purchase a total of 10,820,000 shares of our common stock, all of which have exercise prices at or above the recent market price of $0.03 per share (as of March 31, 2010).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 7,302 shares remaining for issuance as of March 31, 2010, the second of which had 2,292,698 shares remaining for issuance as of March 31, 2010.  Future options issued under these plans may have further dilutive effects.

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

As of March 31, 2010, we had outstanding 104,884,231 shares of common stock, of which approximately 46,226,869 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our current executive officer and director, and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 31, 2010, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 23% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our debt instruments are secured.

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of March 31, 2010, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

We performed an assessment of our internal controls and our assessment has identified the existence of material weakness in internal controls.  In particular, the following weaknesses in our internal control system were identified:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  Due to the size and resources of our company we may not be able to remediate in the foreseeable future all of the deficiencies identified.  If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

Material weakness in our internal control over financial reporting require Validian to perform additional analyses and post-closing procedures that, if not performed effectively, may prevent Validian from reporting its financial results in an accurate and timely manner.

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

Item 2.  Description of Properties.

Our Canadian office is located at 6 Gurdwara Rd., Suite 100, Ottawa, Canada, K2E 8A3. The telephone number is (613) 230-7211.  Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342, telephone number (404) 256-1963.

Our Ottawa office is leased from a non-affiliated party per oral arrangement on a month-by-month basis .  The lease provides shared access to and use of 2,500 square feet.  Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

The Corporation was not involved in any legal proceedings during 2009.

Item 4.  Reserved

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2008
January 1 to March 31	0.08	0.012
April 1 to June 30	0.68	0.02
July 1 to September 30	0.065	0.02
October 1 to December 31	0.034	0.006
2009
January 1 to March 31	0.02	0.003
April 1 to June 30	0.04	0.01
July 1 to September 30	0.041	0.01
October 1 to December 31	0.045	0.022
2010
January 1 to March 26	0.04	0.023

On March 31, 2010, the closing price of our common stock was $0.03 per share.

(b)

Holders -- There were approximately 205 holders of record of our common stock as of March 31, 2010, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 31, 2010 was 104,884,231 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2010, we issued the following:

*

200,000 shares of our common stock in settlement of $6,000 in accrued interest on our 10% senior convertible notes;

*

375,000 shares of our common stock pursuant to the terms of $75,000 in principal amount of our 10% senior convertible notes, which were issued October 5, 2009 to an accredited investor;

*

200,000 shares of our common stock pursuant to the terms of $55,000 in principal amount of our 10% senior convertible notes, which were issued October 27, 2009 to an accredited investor;

*

400,000 shares of our common stock pursuant to the terms of $10,000 in principal amount of our 10% senior convertible notes, which were issued November 6, 2009 to an accredited investor;

*

262,500 shares of our common stock pursuant to the terms of $87,500 in principal amount of our 10% senior convertible notes, which were issued November 30, 2009 to accredited investors;

*

80,000 shares of our common stock pursuant to the terms of $4,000 in principal amount of our 10% senior convertible notes, which were issued December 4, 2009 to an accredited investor;

*

1,085,000 shares of our common stock pursuant to the terms of $155,000 in principal amount of our 10% senior convertible notes, which were issued December 8, 2009 to an accredited investor;

*

1,309,554 shares of our common stock pursuant to the terms of $2,491,025 in principal amount of our 10% senior convertible notes, which were issued December 31, 2009 to accredited investors;

*

1,300,000 shares of our common stock to accredited investors as consideration for consulting services rendered.

During the period from January 1 to March 31, 2010, we issued the following:

*

75,000 shares of our common stock pursuant to the terms of $75,000 in principal amount of our promissory notes, which were issued to an accredited investor on March 4, 2010;

*

23,696 shares of our common stock to an accredited investor pursuant to the terms of $164,354 in principal amount of our 10% senior convertible notes, which were issued March 31, 2010.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2009 and with respect to the consolidated balance sheets as at December 31, 2009 and 2008, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2009	2008
Operations Data
Selling, general and administrative	$ 572,705	$ 1,282,969
Research and development	168,361	742,728
Depreciation of property and equipment	11,054	8,309
Other expenses, net	903,547	1,930,957
Net loss	$ 1,655,667	$ 3,964,963

Cash Flows Data
Net cash used in operating activities	$ (627,388)	$ (971,085)
Net cash used in investing activities	(1,054)	(9,346)
Net cash provided by financing activities	590,904	1,060,781
Effects of exchange rates on cash and cash equivalents	14,809	(26,052)
Net increase (decrease) in cash and cash equivalents	$(22,729)	$54,298

	December 31
Balance Sheet Data	2009	2008
Cash	$ 36,689	$ 59,418
Total current assets	70,867	85,105
Property and equipment (net)	12,263	22,263
Total assets	83,130	107,368
Total current liabilities, including current portion
of 10% senior convertible notes and capital lease
obligation	7,741,638	6,729,924
Capital lease obligation	6,127	8,489
Stockholders’ deficiency	$ (7,664,635)	$ (6,631,045)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2009 and December 31, 2008. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2009 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2009.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2009 Consolidated Financial Statements.

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

Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 ”Compensation – stock compensation”).  ASC Topic 718 requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

Financial instruments:

We have issued convertible notes and convertible notes with common shares.  The fair value of the convertible notes is required to be estimated as well as the fair value of the convertible notes issued with common shares.  There are significant assumptions and management estimates used in determining these amounts.  A significant change to these assumptions could result in a significant change to the fair value of the convertible notes.

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2010.  Our major initiatives through December 31, 2010 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $110,000 on our marketing efforts during the year ending December 31, 2010.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $213,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2010.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2010 are expected to total $323,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $30,000 on training and related activities during the year ending December 31, 2010.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2010 will be $350,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $426,000 on general and administrative activities during the year ending December 31, 2010.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,129,000 for all expenses during the year ending December 31, 2010, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

*

private placements of common stock;

*

exercise of stock options at a weighted average exercise price of $0.04 per share;

*

exercise of Series “K” warrants at an exercise price of $0.03 per share; or

*

funding from potential clientele or future industry partners.

Results of Operations

In this section, we discuss our operations for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008

Revenue:  On January 1, 2006 we entered into an agreement with a Value Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, and in consideration of the general market decline during 2009, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

We did not make any commercial sales during the year ended December 31, 2009.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2009 we incurred a total of $572,705, including $483,275 in cash-based expenses and $89,430 in stock-based expenses, as compared to $1,282,969, of which $893,263 was cash-based and $389,706 was stock-based expenses, during the year ended December 31, 2008.  There was an overall decrease in selling, general and administrative expenses of $710,264 (55%).

The decrease in this expense is due primarily to the departure of three full-time employees in our sales and administrative departments, and a reduction in the number of consultants engaged during the year ended December 31, 2009 as compared with the year ended December 31, 2008.

The stock-based component of selling, general and administrative expenses for the year ended December 31, 2009 consisted of the fair value of options earned by employees and consultants during the period, and the fair value of common stock issued as partial consideration for services rendered by consultants. The stock-based component of this expense for the year ended December 31, 2008 consisted of the amortization of prepaid consulting fees recorded during the period on the issuance of common stock as partial consideration for consulting services rendered and to be rendered, the fair value of options earned by employees and consultants during the period, and the fair value of common stock issued as partial consideration for services rendered by consultants

We have made efforts to reduce these costs wherever possible, through measures such as reducing the number of personnel; decreasing the size of our leased premises; postponing our Annual General Meeting; reducing the number of trade shows in which we participate; reducing travel costs; and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2009, we spent $168,361, including $138,294 in cash-based expenses and $30,067 in stock-based expenses, developing our software applications, compared to $742,723, of which $721,604 was cash-based and $21,124 was stock-based, during the year ended December 31, 2007.  There was an overall decrease in research and development expenses of $574,362 (77%).

Until January 2009, the majority of the development work was being performed by a Europe-based consulting group, for a fixed fee for deliverables which were set and reviewed monthly.  Effective January 2009, this development work has been performed by several consultants working in Ottawa, Canada, who are engaged under variable-fee contracts.  This change was implemented in order to provide greater control over the development being undertaken, while allowing flexibility in scaling the volume of work to our available funding and periodic development goals.

The decrease in research and development expense is primarily a result of our scaling this activity to available funding; additionally, there were unusually high expenses incurred during 2008, including $125,000 for a software build system and delivery bonus, as the Europe-based development group undertook to meet target delivery dates for product upgrades, including those made in response to comments received from beta trial users, which were critical to our moving forward with our operational plans.

During 2009, we conducted market research to assist in setting development priorities for our software products.  We also continued to receive feedback from our beta test sites initiated during 2008, and we carried out several new test installations, which provided us with additional feedback as to changes required in developing fully saleable versions of our software products.  This information will allow us to conduct our development work with greater efficiency, while introducing potential customers to our products.

The stock-based component of research and development expenses for the years ended December 31, 2009 and December 31, 2008, consisted of the amortization of the fair value of options earned during the year, and the fair value of stock issued to a consultant as a performance bonus.

Depreciation of property and equipment: Depreciation of property and equipment was $11,054 during the year ended December 31, 2009, an increase of $2,745 (33%), over the $8,309 charged to depreciation expense during the year ended December 31, 2008.  This increase occurred as a result of there being a higher value on which depreciation was calculated for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to the acquisition of assets having a total cost of $25,068 during the last half of 2008, for which a full year of depreciation was charged during the year ended December 31, 2009, compared to a partial year of depreciation during the year ended December 31, 2008.

Interest and financing costs:  Interest and financing costs during the years ended December 31, 2009 and 2008 consisted of interest and financing costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2009, we incurred $779,286 in interest and financing costs, a decrease of $1,569,775 (67%) over the $2,349,061 in interest and financing costs incurred during the year ended December 31, 2008.

The $779,286 in interest and financing costs we incurred during the year ended December 31, 2009 is comprised of $554,024 of interest paid and payable to the holders of our debt; $211,384 of accretion on our promissory notes and our 10% senior convertible notes; $13,150 of financing costs; and $728 in interest on the capital lease.  The $2,349,061 in interest and financing costs we incurred during the year ended December 31, 2008 is comprised of $400,830 of interest payable to the holders of our debt; $1,844,503 of accretion on our promissory notes and our 10% senior convertible notes; $103,422 of amortization of deferred financing costs; and $306 in interest on the capital lease.

In accordance with the terms of the 10% senior convertible notes and certain of the promissory notes, all of these notes became due and payable when we failed to settle certain of the notes and accrued interest thereon when they matured in June and July 2008.  This resulted in the immediate accretion of the notes to their face value, and the full amortization of deferred finance costs relating to these notes, resulting in unusually high accretion charges during the year ended December 31, 2008.  The resulting decrease in the accretion portion of interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is the primary reason for the decrease in interest and finance costs.  This decrease was partially offset by an increase in coupon rate interest charges, which occurred as a result of a net increase of $947,698 in the principal balance of our 10% senior convertible notes during the year, offset by a net decrease of $9,109 in the principal outstanding on our promissory notes during the same period.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2009, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $6,000, on the issuance of our common stock in settlement of accounts payable and accrued liabilities.

During the year ended December 31, 2008, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $228,878.  This total is comprised of a number of transactions involving the settlement of accrued liabilities for amounts less than the accrual, and the issuance of our common stock in settlement of accounts payable and accrued liabilities.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2009 the Canadian dollar gained strength in relation to the United States dollar, resulting in a $130,261 net loss on foreign currency translations.  During the year ended December 31, 2008, the United States dollar gained strength in relation to the Canadian dollar, resulting in a $189,074 net gain on foreign currency translations.

Net loss: We incurred a loss of $1,655,776 ($0.02 per share) for the year ended December 31, 2009, compared to a loss of 3,964,963 ($0.06 per share) for the year ended December 31, 2008.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $22,729 during the year ended December 31, 2009, from a balance of $59,418 at December 31, 2008, to $36,689 at December 31, 2009, primarily as a result of our net loss of $1,655,667 for the year, and resulting cash used in operations of $627,388, which was substantially offset by an increase in cash resulting from the issuance of $504,000 of 10% senior convertible notes and $88,529, net of repayments, in promissory notes.  Our cash and cash equivalents increased by $54,298 during the year ended December 31, 2008, from a balance of $5,120 at December 31, 2007, to $59,418 at December 31, 2008, primarily as a result of an increase in cash resulting from the issuance of $590,000 of 10% senior convertible notes and $530,619 in promissory notes, which were substantially offset by our net loss of $3,964,963 for the year, and resulting cash used in operations of $971,085.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2009.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2009, we had negative working capital of $7,670,771 and an accumulated deficit during the development stage of $33,990,205; we incurred a net loss of $1,655,667, and negative cash flow from operations of $627,388 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2009 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2010, however we cannot be assured that this will be the case.  During the year ended December 31, 2009, one of our full-time employees, and one individual who had been providing consulting services on a par-time basis, left the Corporation, and we retained the services of two part-time consultants.  During the next six months we expect to retain the services of one or two part-time consultants.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2009, we issued $88,529, net of repayments, of promissory notes and $504,000 of 10% senior convertible notes, which generated cash for funding operations.  We issued a further $132,926 in 10% senior convertible notes in consideration for the cancellation of $132,926 of principal and accrued interest on our promissory notes, which will reduce the overall cash-based interest charges on our debt; $4,575,315 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon, which reduced the cash required to settle the original notes at maturity; and $11,750 in 10% senior convertible notes in settlement of issuance costs relating to the 10% senior convertible notes, which reduced the cash which would have been required to settle these costs.  We also issued 4,235,151 common shares on the redemption of $108,100 in principal of our 10% senior convertible notes and $18,955 in accrued interest thereon, which will reduce future cash-based interest charges, and will also reduce the amount of cash which would have become payable on maturity of the notes; 7,461,508 common shares in settlement of $160,287 in accrued interest on the 10% convertible notes, which reduced the amount of cash which would have become payable on maturity of the notes; 333,333 common shares in settlement of $10,000 in accounts payable and accrued liabilities, and 100,000 common shares in settlement of $1,400 in finance fees relating to promissory notes issued, which reduced the amount of cash which would have been required to satisfy these obligations.  In addition, we issued 2,600,000 common shares in consideration for consulting services rendered and to be rendered, 2,300,000 common shares as incentives under consulting contracts entered into during the year, and 600,000 stock options, all of which reduced the amount of cash required to retain the services of employees and consultants.  7,437,054 common shares were issued pursuant to the terms of 10% senior convertible notes issued during the year, and 366,250 common shares were issued pursuant to the terms of the promissory notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.

During the period from January 1 to March 31, 2010, we issued $75,000    in 10% senior convertible notes, the proceeds of which were used to fund operations, and we repaid $2,366 in promissory notes.  During this period we also issued $164,354  in 10% convertible notes in settlement of previously issued 10% convertible notes, accrued interest thereon and fees relating to issuance of the notes, which reduced our requirement for cash settlement.  In connection with these financing transactions, we issued 398,696 common shares to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Cash-based research and development expenses for the year ended December 31, 2009 decreased by approximately 81% as compared to the year ended December 31, 2008.  Cash-based selling, general and administrative expenses for the year ended December 31, 2009 decreased by approximately 24% as compared to the year ended December 31, 2008, due to several factors, including the reduction of our sales and marketing efforts, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangement which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2010.

Commitments:  We are not currently a party to any operating lease agreement.  At December 31, 2009, we had a contingent liability under a consulting services agreement, to pay $24,000 in the event certain financing milestones are met.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Validian Corporation

We have audited the accompanying consolidated balance sheets of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on August 3, 1999 to December 31, 2009.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation and subsidiaries (a Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended and the period from inception on August 3, 1999 to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Corporation has no revenues, has negative working capital at December 31, 2009, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Ottawa, Canada

April 15, 2010

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2009 and 2008 (In U.S. dollars)
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$36,689	$59,418
Amounts receivable	22,714	5,823
Prepaid expenses	11,464	19,864
	70,867	85,105

Property and equipment (note 3)	12,263	22,263

	$83,130	$107,368

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$372,080	$365,762
Accrued liabilities (note 11)	1,119,961	1,053,891
Deferred revenue	155,000	155,000
Promissory notes payable (notes 4 and 11)	112,428	121,537
Current portion of capital lease obligation (note 6)	3,762	3,025
10% Senior convertible notes (note 5)	5,978,407	5,030,709
	7,741,638	6,729,924

Capital lease obligation (note 6)	6,127	8,489

Stockholders’ deficiency:
Common stock ($0.001 par value. Authorized 300,000,000
shares; Issued and outstanding 105,117,353 shares in 2009
and 80,284,057 shares in 2008 (note 7(a))	105,117	80,284
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2009
and 2008)	–	–
Additional paid-in capital	26,248,887	25,651,643
Deficit accumulated during the development stage	(33,990,205)	(32,334,538)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2008 and 2007 at cost)	(49,738)	(49,738)
	(7,664,635)	(6,631,045)
Future operations (note 2(a))
Guarantees and commitments (note 12)
Contingent liability (note 13)
Subsequent events (note 18)
	$83,130	$107,368

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2009 and 2008 and the period from August 3, 1999 to December 31, 2009

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2009	2008	2009

Expenses:
Selling, general and administrative (note 11)	$572,705	$1,282,969	$14,828,254
Research and development	168,361	742,728	9,860,821
Depreciation of property and equipment	11,054	8,309	436,302
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

	752,120	2,034,006	26,728,870

Loss before the undernoted	(752,120)	(2,034,006)	(26,728,870)

Other income (expenses):
Interest income	–	152	61,728
Gain on extinguishment of debt and accrued
liabilities (note 9)	6,000	228,878	304,795
Interest and financing costs (notes 8 and 11)	(779,286)	(2,349,061)	(7,536,898)
Other	(130,261)	189,074	(90,960)

	(903,547)	(1,930,957)	(7,261,335)

Net loss	$(1,655,667)	$(3,964,963)	$(33,990,206)

Loss per common share – basic
and diluted (note 10)	$(0.02)	$(0.06)

Weighted average number of common shares
outstanding	89,462,595	61,487,461

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eleven years ended December 31, 2009

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

For the eleven years ended December 31, 2009

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

For the eleven years ended December 31, 2009

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

For the eleven years ended December 31, 2009

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

For the eleven years ended December 31, 2009

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

For the eleven years ended December 31, 2009

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eleven years ended December 31, 2009

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to
the terms of the 10% senior
convertible notes on
resolution of the contingency	810,000	$ 810	$ 98,418	$ –	$ –	$ –	$ –	$ 99,228
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
at date of issuance	–	–	188,767	–	–	–	–	188,767
Relative fair value of warrants
issued pursuant to the terms
of the 10% senior
convertible notes	–	–	102,515	–	–	–	–	102,515
Intrinsic value of the
beneficial conversion
feature of the 10% senior
senior convertible notes
on resolution of the
contingency	–	–	540,031	–	–	–	–	540,031
Adjustment to the relative
fair value of warrants issued
pursuant to the terms of the
10% senior convertible notes
on resolution of the
contingency	–	–	77,222	–	–	–	–	77,222
Shares issued on conversion
of 10% senior convertible
notes	572,194	572	52,455	–	–	–	–	53,027
Fair value of warrants issued
in consideration of consulting
services rendered	–	–	108,675	–	–	–	–	108,675
Fair value of options issued in
consideration of consulting
services rendered and to be
rendered	–	–	20,969	–	–	–	–	20,969
Net loss and comprehensive
loss	–	–	–	–	(3,726,393)	–	–	(3,726,393)
Balances at December 31, 2007	49,573,163	$ 49,573	$24,076,593	$ 21,304	$ (28,369,575)	$ –	$(49,738)	$(4,271,843)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eleven years ended December 31, 2009

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2007	49,573,163	$ 49,573	$24,076,593	$ 21,304	$(28,369,575)	$ –	$(49,738)	$(4,271,843)

Shares issued in consideration
of consulting contract
incentive payment (note 7(a))	3,000,000	3,000	237,000	–	–	–	–	240,000
Shares issued as partial
consideration for consulting
services rendered and to
be rendered (note 7(a))	2,250,000	2,250	51,950	–	–	–	–	54,200
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 4)	766,667	767	20,291	–	–	–	–	21,058
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 5)	6,404,818	6,405	361,897	–	–	–	–	368,302
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	4,910,852	4,911	160,233	–	–	–	–	165,144
Shares issued in settlement of
accounts payable and accrued
liabilities (note 7(a))	11,293,396	11,293	250,662	–	–	–	–	261,955
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	2,085,161	2,085	45,557	–	–	–	–	47,642
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance (note 5 )	–	–	329,282	–	–	–	–	329,282
Fair value of vested options
issued to employees and
consultants in consideration
for services rendered and
to be rendered (note 7(b))	–	–	113,459	–	–	–	–	113,459
Fair value of unvested stock
options earned during the
year (note 7(a))	–	–	4,719	–	–	–	–	4,719
Net loss and comprehensive
loss	–	–	–	–	(3,964,963)	–	–	(3,964,963)
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$(32,334,538)	$ –	$(49,738)	$(6,631,045)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the eleven years ended December 31, 2009

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$(32,334,538)	$ –	$(49,738)	$(6,631,045)

Shares issued in
consideration of consulting
Contract incentive payments
(note 7(a))	2,300,000	2,300	42,300	–	–	–	–	44,600
Shares issued as partial
consideration for consulting
services rendered and to
be rendered (note 7(a))	2,600,000	2,600	57,400	–	–	–	–	60,000
Shares issued pursuant to the
terms of the promissory
notes at issuance (note 4)	366,250	366	4,221	–	–	–	–	4,587
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 5)	4,235,151	4,235	122,820	–	–	–	–	127,055
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	7,437,054	7,437	141,033	–	–	–	–	148,470
Shares issued in settlement of
accounts payable and accrued
liabilities (note 7(a))	333,333	333	3,667	–	–	–	–	4,000
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	7,461,508	7,462	152,826	–	–	–	–	160,288
Shares issued in
consideration of finance fees
(note 7(a))	100,000	100	1,300	–	–	–	–	1,400
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	58,327	–	–	–	–	58,327
Fair value of stock options
earned during the year
(note 7(c))	–	–	13,350	–	–	–	–	13,350
Net loss and comprehensive
loss	–	–	–	–	(1,655,667)	–	–	(1,655,667)
Balances at December 31,
2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2009 and 2008 and the period from August 3, 1999 to December 31, 2009

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$ (1,655,667)	$ (3,964,963)	$ (33,990,205)
Items not involving cash:
Depreciation of property and equipment	11,054	8,309	436,302
Stock-based compensation expense (note 7(d))	119,497	410,830	3,538,597
Non-cash interest expense	764,568	2,345,756	7,513,849
Gain on extinguishment of debt and accrued liabilities	(6,000)	(228,878)	(3)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 16)	139,160	457,861	4,218,076

Net cash used in operating activities	(627,388)	(971,085)	(16,843,995)

Cash flows from investing activities:
Additions to property and equipment	(1,054)	(9,346)	(537,827)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	(1.054)	(9,346)	(382,863)

Cash flows from financing activities:
Issuance of promissory notes	162,743	530,619	4,690,875
Capital lease obligation repayments	(1,625)	(5,838)	(20,600)
Issuance of 10% senior convertible notes	504,000	590,000	3,239,000
Debt issuance costs	–	(13,000)	(301,359)
Repayment of promissory notes	(74,214)	(41,000)	(160,069)
Exercise of stock purchase warrants	–	–	412,500
Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	590,904	1,060,781	17,221,560

Effects of exchange rates on cash and cash equivalents	14,809	(26,052)	7,188

Net increase (decrease) in cash and cash equivalents	(22,729)	54,298	1,890
Cash and cash equivalents, beginning of period	59,418	5,120	34,799

Cash and cash equivalents, end of period	$ 36,689	$ 59,418	$ 36,689

Supplementary information (note 17)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $7,670,771, has accumulated a deficit of $33,990,205 as at December 31, 2009, and has incurred a loss of $1,655,667 and negative cash flow from operations of $627,388 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured during 2007, 2008 and 2009, resulting in a condition of default for all of the 10% senior convertible notes and $100,000 of the promissory notes; a significant portion of these notes remain in default as at December 31, 2009.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1,129,000 for the year ending December 31, 2010. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2009 and 2008

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

Years ended December 31, 2009 and 2008

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

 (f)

Prepaid expenses:

Prepaid consulting fees related to services to be rendered within twelve months from the balance sheet date are included in prepaid expenses.  These costs are charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, any remaining balance included in prepaid expenses will be charged to expense immediately.

(g)

Income taxes:

Deferred income taxes are determined using the asset and liability method, whereby deferred income tax is recognized based on temporary differences using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences between the carrying values of assets or liabilities used for tax purposes and those used for financial reporting purposes arise in one period and reverse in one or more subsequent periods.  In assessing the realizability of deferred tax assets, management considers known and anticipated factors impacting whether some portion or all of the deferred tax assets will not be realized.  To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

 (h)

Revenue recognition:

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

For contracts with multiple elements such as product licenses, product support and services, the Corporation follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized when all criteria for recognizing revenue have been met.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Corporation cannot determine the fair value of all of the undelivered elements, revenue is deferred until such time as it can be determined, or until all of the elements are delivered.

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

(j)

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

Years ended December 31, 2009 and 2008

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(k) Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – stock compensation” (ASC Topic 718).  ASC Topic 718 requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

In adopting ASC Topic 718, the Corporation applied the modified-prospective transition method.  Under this method, the Corporation has recognized compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).

(l) Impairment or disposal of long-lived assets:

The Corporation accounts for long-lived assets in accordance with ASC Topic 360-10 “Impairment or disposal of long-lived assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(n) Accounting for uncertainty in income taxes:

The Corporation does not  recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2009, the Corporation had approximately $8,200,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

3.

Property and equipment:

2009
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 147,877	$ 145,769	$ 2,108
Equipment under capital lease	15,723	5,568	10,155
	$ 230,803	$ 218,540	$ 12,263

2008
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 146,823	$ 138,756	$ 8,067
Furniture and equipment	67,203	67,092	111
Equipment under capital lease	15,723	1,638	14,085
	$ 229,749	$ 207,486	$ 22,263

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$ 121,537	$ 87,308

Note principal on issuance	166,023	532,708
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(366)	(767)
Allocated to additional paid-in capital	(4,221)	(20,291)
	(4,587)	(21,058)

Proceeds allocated to promissory notes on issuance	161,436	511,650

Accretion recorded as a charge to interest and financing costs	4,587	21,058
Principal repaid	(74,214)	(41,000)
Principal settled through the issuance of the Corporation’s
10% senior convertible notes (note 5)	(115,727)	(431,427)
Adjustment for foreign currency translation	14,809	(26,052)

Balance at end of year	$ 112,428	$ 121,537

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 76,178	$ 21,537
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	--
Due on demand, interest at 10%, unsecured, repayable in
United States dollars	--	100,000
	$ 112,428	$ 121,537

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$ 5,030,709	$ 2,053,344

Note principal on issuance	5,243,991	3,265,248
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(7,437)	(4,911)
Allocated to additional paid-in capital	(141,033)	(160,233)
	(148,470)	(165,144)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(58,327)	(329,282)
Proceeds allocated to 10% senior convertible notes on issuance	5,037,194	2,770,822

Accretion recorded as a charge to interest and financing costs	206,797	1,838,815
Principal converted pursuant to the terms of the note	(108,100)	(332,272)
Principal matured and repaid through the issuance of new notes	(4,188,193)	(1,300,000)

Balance at end of year	$ 5,978,407	$ 5,030,709

During the year ended December 31, 2009, the Corporation issued an aggregate of $5,243,991 of its 10% senior convertible notes, and settled an aggregate of $4,296,293 of these notes.  $499,000 of the notes issued during the year, net of $5,000 in discounts, were issued for cash; $132,926 were issued in settlement of $115,727 in principal amount of the Corporation’s promissory notes, plus $17,199 in accrued interest thereon; $20,000 were issued in settlement of $20,000 in accounts payable; $11,750 were issued in settlement of finance fees; and $4,575,315 of the notes were issued as consideration for the repayment of $4,188,193 in previously issued 10% senior convertible notes, plus $387,121 in accrued interest thereon.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

Under the terms of the notes issued during the year ended December 31, 2009, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holders; holders of $3,830,514 of the notes are also entitled to receive payment of accrued interest on submission to the Corporation of a written request.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $4,607,771 mature or matured on dates between December 8, 2009 and December 31, 2010; 636,221 of the notes are payable on demand.  Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2009 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2009 were granted 7,437,054 common shares of the Corporation upon issuance of the notes; $148,470, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $309,000 of the notes was in-the-money.  $58,327, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

Also during the year ended December 31, 2009, holders of the Corporation’s 10% senior convertible notes exercised their conversion option and converted $108,100 in principal, and $18,955 in accrued interest thereon, in exchange 4,235,151 shares of common stock.

The Corporation failed to settle $1,800,000 in 10% senior convertible notes plus accrued interest thereon of $277,082 when they matured in 2008, and $3,448,412 in 10% senior convertible notes plus accrued interest thereon of $372,112 when they matured during the year ended December 31, 2009.  At December 31, 2009, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2009, in accordance with the default provisions of the notes, and consequently are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2009:

Note	Conversion
Principal	Rate
$ 4,966,901	$ 0.030
511,506	0.038
500,000	0.100
$ 5,978,407

At December 31, 2009, $2,556,397 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $3,422,010 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

6.  Capital lease obligation:

Future minimum payments remaining under a long-term lease arrangement for office equipment are approximately as follows:

Year ending December 31:
2010	$ 4,324
2011	4,324
2012	2,162
Total minimum lease payments	10,810
Less amount representing interest, at 6.61%	921
Present value of minimum lease payments	9,889
Current portion of capital lease obligation	3,762
$ 6,127

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the year ended December 31, 2009, the Corporation issued an aggregate of 2,300,000 shares of its common stock, valued at $44,600, as incentives in connection with three consulting services agreements, under which services are to be provided to the Corporation for an indefinite period of time.  $44,600, representing the fair value of the stock issued, has been included in selling, general and administrative expenses.

Also during the year ended December 31, 2009, the Corporation issued an aggregate of 2,600,000 shares of its common stock, valued at $60,000, as bonuses to consultants for services provided.  $40,000 and $20,000, representing the fair value of the stock issued, has been included in selling, general and administrative expenses, and research and development expenses, respectively.

In connection with the issuance of the Corporation’s promissory notes during the year ended December 31, 2009, the Corporation issued 366,250 of its common shares, with a relative fair value of $4,587, to the holders of the notes (note 4).

Also during the year ended December 31, 2009, holders of the Corporation’s 10% senior convertible notes exercised their conversion option and converted $108,100 in principal in exchange for 3,603,333 shares of common stock.

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2009, the Corporation issued 7,437,054 of its common shares, with a relative fair value of $148,470, to the holders of the notes (note 5).

During the year ended December 31, 2009, the Corporation issued 333,333 shares of its common stock, valued at $4,000, in settlement of $10,000 in accounts payable.  A gain of $6,000 on the settlement of accounts payable was recognized in connection with this transaction.

Also during the year ended December 31, 2009, the Corporation issued an aggregate of 7,461,508 shares of its common stock, valued at $98,321, to holders of the 10% senior convertible notes, in satisfaction of $160,288 of accrued interest on the notes.  A gain of $61,067 on the settlement of accrued interest was recognized in connection with this transaction.

Also during the year ended December 31, 2009, the Corporation issued 100,000 shares of its common stock, valued at $1,400, as consideration for finance fees incurred on the placement of its promissory notes.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions (continued):

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions (continued):

During the year ended December 31, 2008, holders of the Corporation’s 10% senior convertible notes exercised the conversion option and converted $332,272 in principal of, and $36,029 in accrued interest on the notes, in exchange for 6,404,818 shares of common stock (note 6).

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2008, the Corporation issued 4,910,852 of its common shares, with a relative fair value of $165,144, to the holders of the notes (note 5).

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

(b)

Transactions involving stock purchase warrants:

On March 8, 2009, the 3,513,333 Series I warrants expired.

On June 30, 2008, the 650,000 Series J warrants expired.

Following is a summary of stock purchase warrants outstanding at December 31, 2009 and 2008:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2009	2008

Series I	$ 0.03	March, 2009	--	3,513,333
Series K	0.03	June, 2011	3,120,000	3,120,000
			3,120,000	6,633,333

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

 (c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2009, a total of 7,700,000 options were granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,325,000 of the options are fully vested; 375,000 vest on various dates between June 21, 2010 and June 21, 2011.  2,300,000 options remained available for grant under these plans as of December 31, 2009.

On August 17, 2009, the Corporation granted 300,000 options to a consultant in consideration for services rendered and to be rendered.  75,000 of these options vested immediately; 75,000 vested on December 1, 2009; 75,000 vest on August 17, 2010; and 75,000 vest on December 1, 2010.  The options have an exercise price of $0.04, and an expiry date of September 30, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $4,254, representing the fair value of options earned to December 31, 2009, has been included in expense.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 194%; and an expected life of 4.1 years.  The fair value of options which vested on December 1, 2009, and the fair value of unvested options earned during the period were determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2%; expected volatility of 195%; and an expected life of 3.8 years.

On December 21, 2009, the Corporation granted 300,000 options to a consultant in consideration for services rendered and to be rendered.  75,000 of these options vested immediately; the remaining 225,000 options vest on various dates between June 21, 2010 and June 21, 2011.  The options have an exercise price of $0.04, and an expiry date of December 31, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $2,531, representing the fair value of options earned to December 31, 2009, has been included in expense.  The fair value of options which vested at issuance was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 191%; and an expected life of 4 years.  The fair value of unvested options earned during the period were determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2%; expected volatility of 192%; and an expected life of 4 years.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

$6,565, representing the fair value of 300,000 options issued during 2008, and earned by non-employees during the year ended December 31, has been included in expense.  The fair value of 150,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2%; expected volatility of 195%; and an expected life of 4 years.  The fair value of the remaining 150,000 of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.6%; expected volatility of 196%; and an expected life of 3.5 years.

In accordance with the terms of a stock option agreement, 900,000 options expired during the year ended December 31, 2009, upon the termination of the related employment agreement.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	8,000,000	$ 0.04	5,405,000	$ 0.06
Granted	600,000	0.04	4,425,000	0.04
Expired	(900,000)	0.04	(1,680,000)	0.09
Forfeited	--	0.04	(150,000)	0.04
Options outstanding, end of year	7,700,000	$ 0.04	8,000,000	$ 0.04

Options exercisable, end of year	7,325,000	$ 0.04	7,700,000	$ 0.04

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/09	contractual life	price	at 12/31/09	price
$ 0.04	7,700,000	3.1 years	$ 0.04	7,325,000	$ 0.04

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2009 and 2008:

	2009	2008
Selling, general and administrative	$ 89,430	$ 389,706
Research and development	30,067	21,124
Total stock-based compensation included in expenses	$ 119,497	$ 410,830

8.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest and accretion on the promissory notes; and the interest portion of capital lease payments.

9.

Gain on extinguishment of debt and accrued liabilities:

	2009	2008
Gain on issuance of common shares in settlement of accounts
payable	$ 6,000	$ 161,194
Gain on settlement of accrued interest on 10% senior
convertible notes	--	3,689
Gain on settlement of $50,950 in accrued liabilities and $878 in accounts payable to a former director of the Corporation,
pursuant to the settlement of a legal action brought by the
former director against the Corporation	--	17,094
Gain on settlement in December 2008 of $8,462 in accrued
liabilities through the issuance of $2,008 in cash and $2,088
in promissory notes	--	4,366
Accrued gain on settlement of $47,803 in accrued liabilities and
$472 in accounts payable through the issuance of $2,460 in cash
and $3,280 in promissory notes	--	42,535

	$ 6,000	$ 228,878

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2009 and 2008, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2009	2008
Stock issuable on conversion of the 10% senior
convertible notes	184,024,051	139,184,144
Stock options	7,700,000	8,000,000
Series I stock purchase warrants	--	3,513,333
Series K stock purchase warrants	3,120,000	3,120,000
	194,844,051	153,817,477

11.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $584,387 (2008 - $513,484) payable to the director and to a company controlled by the director, and $39,632 (2008 - $24,956) payable to an individual related to the director and a company controlled by an individual related to the director.

Included in promissory notes payable (note 4) is $71,888 (2008 - $17,797) payable to companies controlled by the director and an individual related to the director of the Corporation, and $2,383 (2008 - $nil) payable to the director.

$9,460 (2008 - $22,071) in accrued interest charges relating to these notes is included in accrued liabilities; $79,836 (2008 - $38,043) in coupon-rate interest on these notes is included in interest and finance costs; $nil (2008 - $88,916) in accretion of the 10% senior convertible notes is also included in interest and finance costs.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

12.

Guarantees and Commitments:

a)

Guarantees

The Corporation has entered into agreements which contain features which meet the definition of a guarantee under ASC Topic 460 “Guarantees” (Topic 460).  Topic 460 defines a guarantee to be a contract that contingently requires the Corporation to make payments (either in cash, financial instruments, other assets, common stock of the Corporation or through the provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.

The Corporation has the following guarantees which are subject to the disclosure and measurement requirements of Topic 460:

(i) In the normal course of business, the Corporation entered into a lease agreement for facilities.  As the lessee, the Corporation agreed to indemnify the lessor for liabilities that may arise from the use of the leased facility.  This lease agreement was terminated effective September 8, 2009.  The Corporation has included in expense all amounts for which it is liable under the terms of this agreement.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

b)

Commitment

All rent payable under a lease agreement for office space, including operating costs, were satisfied by the Corporation on termination of the lease agreement on September 8, 2009.

Rental expense for the year, which is included in selling, general and administrative expenses, was $77,679 (2008 - $93,979).

13.  Contingent liability:

Effective May 1, 2009, the Corporation entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Corporation achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of December 31, 2009, the cumulative contingent liability under this arrangement was $24,000.

14.  Fair value measurements:

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and 10% senior convertible notes is equal to fair value due to the issuance of new debt instruments having similar terms and conditions subsequent to December 31, 2009.  The fair value of the obligation under capital lease at December 31, 2009 was approximately $9,890, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

15.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2009	2008
Deferred tax asset:
Net operating loss carryforwards	$ 7,130,000	$ 6,690,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	8,180,000	7,740,000

Valuation allowance	(8,180,000)	(7,740,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2008 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2008 - 34%) to the net loss as a result of the following:

	2009	2008
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (562,927)	$ (1,348,087)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	440,000	817,000
Compensation expense	5,000	40,000
Interest and financing costs	72,000	628,000
Loss (gain) on extinguishment of debt	--	(78,000)
Other	45,927	58,913

	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

15.

Income taxes (continued):

The Corporation has net operating losses of $21,152,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
$ 21,152,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

16.

Change in non-cash operating working capital:

	2009	2008

Amounts receivable	$ (16,891)	$ 10,957
Prepaid expenses	6,852	11,168
Accounts payable	36,318	337,006
Accrued liabilities	112,881	98,730
	$ 139,160	$ 457,861

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

17.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2009, nor during the year ended December 31, 2008.  Interest paid in cash during the years ended December 31, 2009 and December 31, 200 were $14,718 and $3,306, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2009	2008
Debt issuance costs	$ 13,150	$ 20,370
Issuance of the Corporation’s common stock in settlement of interest
payable on the 10% senior convertible notes	160,287	47,642
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	10,000	261,955
Issuance of the Corporation’s common stock as incentives under
consulting services contracts	44,600	--
Issuance of the Corporation’s common stock as partial consideration for
Services rendered	60,000	--
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	108,100	368,302
Issuance of the Corporation’s 10% senior convertible notes in
settlement of promissory notes, and accrued interest thereon	132,926	456,758
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	4,575,315	1,510,425
Issuance of the Corporation’s 10% senior convertible notes in
settlement of accounts payable and accrued liabilities	--	708,065
Issuance of the Corporation’s promissory notes in settlement of
accrued liabilities	--	2,088
Payable to employees and consultants with respect to the
Acquisition of office equipment through a capital lease arrangement	--	15,723
Total	$ 5,104,378	$ 3,391,328

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

(In U.S. dollars)

18.

Subsequent events:

On January 26, 2010, the Corporation repaid $2,366 in principal of its promissory note, plus $203 in accrued interest thereon.

On March 4, 2010, the Corporation issued $75,000 of its 10% senior convertible notes for cash.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable at such times as the holder requests payment in writing, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 375,000 shares of its common stock to the holder pursuant to the terms of the note.

On March 31, 2010, the Corporation issued $164,354 of its 10% senior convertible notes in settlement of $156,455 previously issued 10% senior convertible notes which matured on that date, plus $7,802 in accrued interest thereon, and $97 in finance fees.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable at such times as the holder requests payment in writing, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 23,696 shares of its common stock to the holder pursuant to the terms of the note.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  We adopted ASC Topic 855 for the year ended December 31, 2009 and its adoption did not result in any significant or material changes to our reporting of subsequent events.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

Item 9A(T).  Controls and Procedures.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  KPMG LLP, our independent registered public accounting firm, which audited our financial statements included in this annual report on

Form 10-K, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2009.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2009, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2009:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Until February 2008 we had only three people involved in the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During this period, we made attempts to segregate duties as much as practicable, however there was insufficient volume of transactions to justify additional full time staff.  The office administrator and the Chief Financial Officer resigned effective February 15, 2008 and July 10, 2008, respectively.  While our Chief Executive Officer has assumed the roll of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2009 and 2008, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

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

There has been no change in internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2009:

Name	Age	Position
Bruce I. Benn	56	Director, President, Chief Executive Officer,
		Chief Financial Officer,
		Executive Vice President, Secretary and Treasurer

Effective May 6, 2005, the Board of Directors of the Company appointed Bruce I. Benn to the positions of President and Chief Executive Officer of the Company.  Effective July 11, 2008, the Board of Directors of the Company appointed Bruce I. Benn also to the positions of Chief Financial Officer and Treasurer of the Company.  Mr. Benn has served as a Director, Executive Vice President and Secretary of the Company since February 2004.  From 1999 until February 2004, he provided services to the Company through Capital House Corporation.  Mr. Benn plays a major role in making key management and strategic decisions and oversees all aspects of corporate finance for the Company.  He has been principally responsible for arranging in excess of $20 million of capital investment for the Company from 1999 to date. Since 1989, Mr. Benn has been the President, Director and co-founder of Capital House Corporation, a boutique investment bank that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stck failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2009.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn, Bruce	2009	105,579	0	0	0	0	0	0	105,579
(1)(4)	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2009 has been accrued but not paid.

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

(1)  Calculated based on $0.03 per share of common stock, the closing bid price of our common stock on December 31, 2009.

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2009.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2010, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Henrik Olsen (2)	8,460,604	7.9%
Rte De St. Cergue 297
CH 1260 Nyon
Switzerland

Leonid Frenkel (3)	9,992,222	9.4%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (4)	6,020,454	5.6%
All Executive Officers and Directors
As a Group	6,020,454	5.6%
*Executive Officer and/or a Director.

(1)  Based upon 104,884,231 shares of common stock issued and outstanding as of March 31, 2010 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Includes (a) 7,911,816 shares held directly by Henrik Olsen; and (b) 548,788 shares owned of record by Echo Technologies S.A.

(3)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 16, 2010.

(4)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.; and (d) 1,800,000 shares issuable upon exercise of  options held directly by Bruce Benn.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,700,000	$ 0.04	2,300,000
Equity compensation plans not approved by security holders	--	--	--
Total	7,700,000	$ 0.04	2,300,000

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,905,000 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance; 2,700,000 of the options are exercisable until June 19, 2012; 1,205,000 of the options are exercisable until May 12, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,117,302 options originally granted under this plan, none were exercised as of March 31, 2010, and 2,212,302 expired during periods prior to January 1, 2009, leaving 3,905,000 currently outstanding.

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

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 3,795,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at an exercise price of $0.04. 2,670,000 of the options vested immediately upon their issuance; 1,125,000 of the options vest or vested on various dates between December 1, 2008 and December 27, 2010.   The options are exercisable until various dates between June 19, 2012 and December 31, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 6,212,698 options originally granted under this plan, none were exercised as of March 31, 2010, 1,367,698 expired during periods prior to January 1, 2009; 150,000 were forfeited, and 900,000 expired during the year ended December 31, 2009 on termination of the related employment agreement, leaving 3,795,000 currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2009 is $584,387 payable to the director and to a company controlled by the director, and $39,632 payable to an individual related to the director and to a company controlled by an individual related to the director.

Included in promissory notes payable at December 31, 2009 is $71,888 payable to companies controlled by the director and an individual related to the director of the Corporation, and $2,383 payable to the director.

$9,460 in accrued interest charges relating to these notes is included in accrued liabilities; $79,836 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2009 fiscal year	Fees billed for 2008 fiscal year
Audit fees	$ 100,780	$ 134,164

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

There were no tax-related, audit-related or other fees incurred during the year.

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

Dated:  April 15, 2010

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 15, 2010

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