Form 10-Q
period 2010-03-31
VALIDIAN CORP
filed 2010-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 14, 2010, 105,850,394 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

1

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Balance Sheets

(In United States dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 5,322	$ 36,689
Amounts receivable	28,539	22,714
Prepaid expenses	11,464	11,464
	45,325	70,867
Property and equipment, net of accumulated depreciation of $219,782
(December 31, 2009 - $218,540)	11,021	12,263

Total assets	$ 56,346	$ 83,130
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 1,720,151	$ 1,492,041
Deferred revenue	155,000	155,000
Promissory notes payable (note 2)	113,271	112,428
Current portion of capital lease obligation (note 4)	3,938	3,762
10% Senior convertible notes (note 3)	6,061,306	5,978,407
Total current liabilities	8,053,666	7,741,638

Capital lease obligation (note 4)	5,300	6,127
Total liabilities	8,058,966	7,747,765

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 105,516,049 and 105,117,353 shares at March 31, 2010 and December 31, 2009, respectively.)	105,516	105,117
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2010 and at December 31, 2009)	--	--
Additional paid in capital	26,282,721	26,248,887
Deficit accumulated during the development stage	(34,362,423)	(33,990,205)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2010 and December 31, 2009, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(8,002,620)	(7,664,635)

Future operations (note 1)
Commitment and contingent liability (note 10)
Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$ 56,346	$ 83,130

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

And for the Period from August 3, 1999 to March 31, 2010

(In United States dollars)

(Unaudited)

			Period from
	Three Months Ended		August 3, 1999
	March 31,		To March 31,
	2010	2009	2010
Expenses:
Selling, general and administrative	$ 104,490	$ 88,379	$14,932,744
Research and development	53,572	32,173	9,914,393
Depreciation of property and equipment	1,242	3,087	437,544
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	159,304	123,639	26,888,174

Loss before other income (expenses)	(159,304)	(123,639)	(26,888,174)

Other income (expenses):
Interest income	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 7)	--	(4,346)	304,795
Interest and financing costs (notes 6 and 9)	(184,086)	(137,658)	(7,720,984)
Foreign exchange gain (loss)	(28,828)	16,581	(119,788)
	(212,914)	(125,423)	(7,474,249)

Net loss	$(372,218)	$(249,062)	$(34,362,423)

Loss per common share – basic and diluted (note 8)	$(0. 004)	$(0.003)

Weighted average number of common shares outstanding during period	105,234,283	80,615,144

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

For the period from December 31, 1998 to March 31, 2010

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2010

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$ (32,334,538)	$ –	$(49,738)	$(6,631,045)

Shares issued in consideration
for consulting contract
incentive payments	2,300,000	2,300	42,300	–	–	–	–	44,600
Shares issued as partial
consideration for consulting
services rendered	2,600,000	2,600	57,400	–	–	–	–	60,000
Shares issued pursuant to the
terms of the promissory notes
at issuance	366,250	366	4,221	–	–	–	–	4,587
Shares issued in connection
with the conversion of 10%
senior convertible notes	4,235,151	4,235	122,820	–	–	–	–	127,055
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	7,437,054	7,437	141,033	–	–	–	–	148,470
Shares issued in settlement of
accounts payable and accrued
liabilities	333,333	333	3,667	–	–	–	–	4,000
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	7,461,508	7,462	152,826	–	–	–	–	160,288
Shares issued in consideration
for finance fees	100,000	100	1,300	–	–	–	–	1,400
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	58,327	–	–	–	–	58,327
Fair value of stock options earned
during the period	–	–	13,350	–	–	–	–	13,350
Net loss and comprehensive
loss	–	–	–	–	(1,655,667)	–	–	(1,655,667)
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$ (33,990,205)	$ –	$(49,738)	$(7,664,635)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2010

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$ (33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 3)	398,696	399	11,206	–	–	–	–	11,605
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options earned
during the period (note 5(b))	–	–	1,731	–	–	–	–	1,731
Net loss and comprehensive
loss	–	–	–	–	(372,218)	–	–	(372,218)
Balances at March 31, 2010	105,516,049	$ 105,516	$26,282,721	$ 21,304	$ (34,362,423)	$ –	$(49,738)	$(8,002,620)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

And for the Period from August 3, 1999 to March 31, 2010

(In United States dollars)

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$ (372,218)	$(249,062)	$ (34,362,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,242	3,087	437,544
Stock-based compensation	1,731	2,306	3,540,328
Non-cash interest and financing expense	183,723	134,793	7,697,572
Loss (gain) on extinguishment of debt and accrued liabilities	--	4,346	(304,795)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	(5,825)	(3,933)	(16,776)
Prepaid expenses	--	(9,228)	(58,982)
Accounts payable and accrued liabilities	84,788	(6,003)	4,222,975
Deferred revenue	--	--	155,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(106,559)	(123,694)	(16,950,554)
Cash flows from investing activities:
Additions to property and equipment	--	--	(537,827)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(382,863)
Cash flows from financing activities:
Capital lease repayments	(651)	(969)	(21,251)
Issuance of promissory notes	1,166	64,877	4,692,041
Issuance of 10% senior convertible notes	75,000	50,000	3,314,000
Debt and equity issuance costs	--	--	(932,983)
Repayment of promissory notes	(2,366)	(37,311)	(162,435)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	73,149	76,597	17,294,709

Effects of exchange rates on cash and cash equivalents	2,043	798	9,231
Net decrease in cash and cash equivalents	(31,367)	(46,299)	(29,477)
Cash and cash equivalents:
Beginning of period	36,689	59,418	34,799
End of period	$ 5,322	$ 13,119	$ 5,322

    Supplementary information (note 11)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

(Unaudited)

Validian Corporation (the “Company”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Company underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Company have been devoted primarily to the development of a high speed, highly secure method of transacting business using the Internet, and to the sale and marketing of the Company’s products.

1.  Future operations

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2010.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2009.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $8,008,341 and stockholders’ deficiency of $8,002,620 as at March 31, 2010, and has incurred a loss of $372,218 and negative cash flow from operations of $106,559 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and March 2010. As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2010, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,130,000 for the year ending December 31, 2010, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

March 31, 2010

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

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2010 and December 31, 2009:

	Three months	Year ended
	ended March 31,	December 31,
	2010	2009
	(unaudited)
Balance at beginning of period	$ 112,428	$ 121,537

Note principal on issuance	1,166	166,023
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	--	(366)
Allocated to additional paid-in capital	--	(4,221)
	--	(4,587)

Proceeds allocated to promissory notes on issuance	1,166	161,436

Accretion recorded as a charge to interest and financing costs	--	4,587
Principal repaid	(2,366)	(74,214)
Principal settled through the issuance of the Company’s
10% senior convertible notes	--	(115,727)
Adjustment for foreign currency translation	2,043	14,809

Balance at end of period	$ 113,271	$ 112,428

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 77,021	$ 76,178
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	36,250
	$ 113,271	$ 112,428

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2010 and December 31, 2009:

	Three months	Year
	Ended	Ended
	March 31, 2010	December 31, 2009
	(unaudited)
Balance beginning of period	$ 5,978,407	$ 5,030,709

Note proceeds on issuance	239,354	5,243,991
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(399)	(7,437)
Allocated to additional paid-in capital	(11,206)	(141,033)
	(11,605)	(148,470)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(20,897)	(58,327)
Proceeds allocated to 10% senior convertible notes on issuance	206,852	5,037,194

Accretion recorded as a charge to interest and financing costs	32,502	206,797
Principal converted pursuant to the terms of the notes	--	(108,100)
Principal matured and repaid through the issuance of new notes	(156,455)	(4,188,193)
	$ 6,061,306	$ 5,978,407

During the three months ended March 31, 2010, the Company issued an aggregate of $239,354 of its 10% senior convertible notes, and settled $156,455 of these notes.  $75,000 of the notes issued during the period were issued for cash; $164,354 were issued as consideration for the repayment of $156,455 in previously issued 10% senior convertible notes, $7,801 in accrued interest thereon, and $98 in financing fees.

Under the terms of the notes issued during the three months ended March 31, 2010, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $156,455 of the notes mature on December 31, 2010; $75,000 of the notes are payable on demand.

Holders of the notes issued during the three months ended March 31, 2010 were granted 398,696 common shares of the Company upon issuance of the notes; $11,605, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $75,000 of the notes was in-the-money.  $20,897, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and March 31, 2010.  At March 31, 2010, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2010, in accordance with the default provisions of the notes, and consequently are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2010:

Note	Conversion
Principal	Rate
$ 5,049,799	$0.03
511,507	0.038
500,000	0.10
$6,061,306

At March 31, 2010, $2,639,297 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,422,009 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

4.  Capital lease obligation:

The Company has entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending March 31:
2011	$ 4,452
2012	4,452
2013	1,113
Total minimum lease payments	10,017
Less amount representing interest, at 6.61%	779
Present value of minimum lease payments	9,238
Current portion of capital lease obligation	3,938
$ 5,300

5.  Stockholders’ deficiency

(a)  Common stock transactions

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2010, the Company issued 398,696 shares of its common stock, with a relative fair value of $11,605, to the holders of the notes (note 3).

As at May 14, 2010, the Company has 105,850,394 shares of its common stock issued and outstanding; an additional 204,977,880 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 10,828,274.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

 (b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2010, there were a total of 7,700,000 options granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,325,000 of the options are fully vested; 375,000 vest on various dates between June 21, 2010 and June 21, 2011.  2,300,000 options remained available for grant under these plans as of March 31, 2010.

$1,731, representing the fair value of 150,000 options issued during 2009, and earned by non-employees during the current period, has been included in expense during the three months ended March 31, 2010.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 191% - 193%; and an expected life of 3.5 – 3.75 years.

The fair value of unvested options held by non-employees will be determined periodically and included in expense over the vesting period.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Selling, general and administrative	$ --	$ 1,540
Research and development	1,731	766
Total stock-based compensation included in expenses	$ 1,731	$ 2,306

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

 (Unaudited)

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest, accretion and financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Loss on extinguishment of debt, accounts payable and accrued liabilities

	Three Months Ended March 31,
	2010	2009
Loss on settlement of accrued interest on 10% senior
convertible notes	$ --	$ (4,346)

8.  Loss per share

As the Company incurred a net loss during the period ended March 31, 2010, and during the period ended March 31, 2009, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2010	December 31, 2009
Shares issuable on conversion of 10% senior
convertible notes	186,787,380	184,024,051
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	3,120,000	3,120,000
	197,607,380	194,844,051

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

(Unaudited)

9.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $584,387 (December 31, 2009 – $584,387) payable to a director and to a company controlled by a director, and $39,632 (December 31, 2009 – $39,632) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $74,023 (December 31, 2009 - $71,888) payable to a company controlled by a director.

$27,195 (December 31, 2009 – $9,460) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at March 31, 2010.  $17,528 (2009 - $14,247) is included in interest and financing costs for the three months ended March 31, 2010.

10.  Commitment and contingent liability

(a) Commitment

The Company’s contract for leased premises was terminated effective September 8, 2009.

Rent expense incurred under the operating lease for the three months ended March 31, 2009 was $20,229.

(b) Contingent liability

Effective May 1, 2009, the Company entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Company achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of March 31, 2010, the accumulated contingent liability under this arrangement was $33,000 (December 31, 2009 - $24,000).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

(Unaudited)

11.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2010, nor during the three months ended March 31, 2009.  Interest paid in cash during the three months ended March 31, 2010 was $363.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2010 and 2009

	2010	2009

Debt issuance costs	$ --	$ 1,400
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	--	8,455
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	--	3,280
Issuance of the Company’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes, which matured during
Period, plus accrued interest thereon	--	30,117
	$ --	$ 43,252

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and the 10% senior convertible notes approximates fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to March 31, 2010. The fair value of the obligation under capital lease at March 31, 2010 was approximately $9,238, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

March 31, 2010

(In United States dollars)

(Unaudited)

13. Subsequent events

On April 27, 2010, the Company issued $60,000 of its 10% senior convertible notes for cash.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is accrued until the notes are either repaid by the Company or converted by the holder, or until paid at such time as the holder requests payment in writing.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The notes are payable on demand.  The Company issued 316,000 shares of its common stock to the holders pursuant to the terms of the notes.

On April 30, 2010, the Company issued $161,115 of its 10% senior convertible notes in settlement of $155,000 of previously issued 10% senior convertible notes, plus $6,115 in accrued interest thereon.  The notes permit the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The notes are payable on demand.  The Company issued 18,345 shares of its common stock to the holder pursuant to the terms of the notes.

On May 3, 2010, the Company issued $52,100 of its 12% promissory notes for cash.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2009 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2010 Interim Consolidated Financial Statements.

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

Financial instruments

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenue:  We had no revenue during the three months ended March 31, 2010, nor during the three months ended March 31, 2009.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2010, we incurred a total of $104,490, all of which was cash-based expenses, as compared to $88,379, of which $86,839 was cash-based and $1,540 was stock-based expense, during the three months ended March 31, 2009.  There was an overall increase in selling, general and administrative expenses of $16,111 (18%) during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in selling, general and administrative expense occurred primarily as a result of higher consulting fees in our sales and marketing departments, as we engaged in activities such as market research and demonstrations of our products.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2010, we incurred a total of $53,572, including $51,841 in cash-based expenses and $1,731 in stock-based expenses, as compared to $32,173, of which $31,407 was cash-based and $766 was stock-based expense, during the three months ended March 31, 2009.  There was an overall increase in research and development expenses of $21,399 (67%) during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants as we ramped up our development efforts in preparation for installations of our products under evaluation licences.

The stock-based component of research and development expense for the three months ended March 31, 2010 and during the three months ended March 31, 2009 consisted of the fair value of options earned during the period by non employees.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2010 and during the three months ended March 31, 2009 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the three months ended March 31, 2010, we incurred $184,086 in interest and financing costs, an increase of $46,428 (34%) over the $137,658 in interest and financing costs incurred during the three months ended March 31, 2009.

The $184,086 in interest and financing costs we incurred during the three months ended March 31, 2010 is comprised of $151,424 of interest paid and payable to the holders of our debt; $32,502 of accretion of our 10% senior convertible notes; and $160 in interest on the capital lease.  The $137,658 in interest and financing costs we incurred during the three months ended March 31, 2009 is comprised of $132,140 of interest paid and payable to the holders of our debt; $3,929 of accretion of our 10% senior convertible notes and our promissory notes; $1,400 of amortization of deferred financing costs; and $189 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and March 31, 2010, and a significant portion of these notes remain in default as at March 31, 2010.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of debt issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs for the three months ended March 31, 2010, and for the three months ended March 31, 2009 relate only to notes issued during these periods. The fair value of the equity components relating to notes issued during the three months ended March 31, 2010 was greater than the fair value of equity components relating to notes issued during the three months ended March 31, 2009, which resulted in an increase of $28,573 (727%) in accretion.

Interest paid and payable to the holders of our debt increased by $19,284 (15%), as a result of a net increase of $935,570 in principal outstanding on our debt over the period from March 31, 2009 to March 31, 2010.

Gain on extinguishment of debt and accrued liabilities:  During the three months ended March 31, 2009 we realized a net loss of $4,346 on the settlement of accounts payable and accrued liabilities.  There were no similar transactions during the three months ended March 31, 2010.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended March 31, 2010 the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $28,828.  During the three months ended March 31, 2009, the United States dollar gained strength in relation to the Canadian dollar, resulting in overall gains on foreign currency translations of $16,581.

Net loss: We incurred a loss of $372,218 ($0.004 per share) for the three months ended March 31, 2010, compared to a loss of $249,062 ($0.003 per share) for the three months ended March 31, 2009.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $31,367 during the three months ended March 31, 2010, from a balance of $36,689 at December 31, 2009, to $5,322 at March 31, 2010.  Our net loss of $372,218 during the period, and resulting cash used in operations of $106,559, along with our repayments of $1,200 of our promissory notes, net of new note proceeds, were partially offset by an increase in cash resulting from the issuance of $75,000 of 10% senior convertible notes.  Our cash and cash equivalents decreased by $46,299 during the three months ended March 31, 2009.  Our net loss of $249,062 during the period, and resulting cash used in operations of $123,694, were partially offset by an increase in cash resulting from the issuance of $50,000 of 10% senior convertible notes, and $27,566, net of repayments and issuance costs, from the issuance of promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2010.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2010, we had negative working capital of $8,008,341 and an accumulated deficit during the development stage of $34,362,423; for the three months then ended we had a net loss of $372,218, and negative cash flow from operations of $106,559.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon  when they matured on various dates from October 1, 2008 to March 31, 2010.  A substantial amount of these notes remain unpaid as of March 31, 2010.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2010 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2010, however we cannot be assured that this will be the case.  During the three months ended March 31, 2010, we engaged one new part-time consultant, and increased the level of involvement of two consultants already engaged on a part-time basis.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2010, we issued $75,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $164,354 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes which matured in March 2010, plus accrued interest thereon, which reduced the cash which would otherwise have been required to settle the liability; and $1,167 of our promissory notes, which also generated cash for operations.

During the period from April 1, 2010 to May 14, 2010, we issued $60,000 in senior convertible notes, and $52,100 in promissory notes, the cash proceeds of which were used to fund operations; and $161,115 in senior convertible notes, in settlement of previously issued 10% senior convertible notes which matured in March, 2010, plus accrued interest thereon, which reduced the cash which would otherwise have been required to settle the liability.

As at May 14, 2010, we have 105,850,394 shares of our common stock issued and outstanding; an additional 204,977,880 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 10,828,274.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2009, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2009 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2009, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, identified the following weaknesses in our internal control system at December 31, 2009:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of timely preparation of back up schedules.  Throughout 2010 and 2009, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to these risk factors during the three months ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2010, the Company issued 316,000 shares of its common stock to an accredited investor pursuant to the terms of $60,000 in principal amount of its 10% senior convertible notes, which were issued to the investor on the same date.

On April 30, 2010, the Company issued 18,345 shares of its common stock to an accredited investor pursuant to the terms of $161,115 in principal amount of its 10% senior convertible notes, which were issued to the investor on the same date.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and March 31, 2010.  A significant amount of these notes remained unpaid as of March 31, 2010, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes, and $36,250 of the promissory notes will remain in default.

Item 4.  Removed and Reserved

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

Dated:  May 20, 2010

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated: May 20, 2010