Form 10-Q
period 2010-06-30
VALIDIAN CORP
filed 2010-08-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 16, 2010, 105,879,038 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Balance Sheets

(In United States dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 43,555	$ 36,689
Amounts receivable	23,005	22,714
Prepaid expenses	15,166	11,464
	81,726	70,867
Property and equipment, net of accumulated depreciation of $222,265
(December 31, 2009 - $218,540)	9,780	12,263

Total assets	$ 91,506	$ 83,130
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 1,831,727	$ 1,492,041
Deferred revenue	320,000	155,000
Promissory notes payable (notes 2,9)	111,267	112,428
Current portion of capital lease obligation (note 4)	3,892	3,762
10% Senior convertible notes (notes 3, 9)	6,133,150	5,978,407
Total current liabilities	8,400,036	7,741,638

Capital lease obligation (note 4)	4,155	6,127
Total liabilities	8,404,191	7,747,765

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 105,879,038 and 105,117,353 shares at June 30, 2010 and December 31, 2009, respectively.)	105,879	105,117
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at June 30, 2010 and at December 31, 2009)	--	--
Additional paid in capital	26,290,154	26,248,887
Deficit accumulated during the development stage	(34,680,284)	(33,990,205)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2010 and December 31, 2009, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(8,312,685)	(7,664,635)

Basis of presentation (note 1)
Commitment and contingent liabilities (note 10)
Subsequent events (note 13)
Total liabilities and stockholders’ deficiency	$ 91,506	$ 83,130

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009

And for the Period from August 3, 1999 to June 30, 2010

(In United States dollars)

(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		August 3, 1999
	June 30,		June 30,		To June 30,
	2010	2009	2010	2009	2010
Expenses:
Selling, general and administrative	$ 148,962	$ 128,726	$ 253,452	$ 217,105	$15,081,706
Research and development	29,839	40,071	83,411	72,244	9,9944,232
Depreciation of property and equipment	1,241	2,976	2,483	6,063	438,785
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	180,042	171,773	339,346	295,412	27,068,216

Loss before other income (expenses)	(180,042)	(171,773)	(339,346)	(295,412)	(27,068,216)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 7)	--	6,000	--	6,000	304,795
Interest and financing costs (notes 6 and 9)	(164,075)	(154,259)	(348,161)	(291,917)	(7,885,059)
Foreign exchange gain (loss)	26,256	(60,161)	(2,572)	(43,580)	(93,532)
	(137,819)	(208,420)	(350,733)	(329,497)	(7,612,068)

Net loss	$(317,861)	$(380,193)	$(690,079)	$(624,909)	$(34,680,284)

Loss per common share – basic and diluted (note 8)	$(0.003)	$(0.005)	$(0.007)	$(0.008)

Weighted average number of common shares outstanding during period	105,754,577	81,724,184	105,495,867	81,172,728

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

For the period from December 31, 1998 to June 30, 2010

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to June 30, 2010

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$ (33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 3)	761,685	762	18,865	–	–	–	–	19,627
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options earned
during the period (note 5(b))	–	–	1,505	–	–	–	–	1,505
Net loss and comprehensive
loss	–	–	–	–	(690,079)	–	–	(690,079)
Balances at June 30, 2010	105,879,038	$ 105,879	$26,290,154	$ 21,304	$ (34,680,284)	$ –	$(49,738)	$(8,312,685)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

And for the Period from August 3, 1999 to June 30, 2010

(In United States dollars)

(Unaudited)

	Six Months Ended June 30,		Period from August 3, 1999 to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$ (690,079)	$(624,909)	$ (34,680,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,483	6,063	438,785
Stock-based compensation	1,505	12,757	3,540,102
Non-cash interest and financing expense	347,645	282,607	7,861,494
Loss (gain) on extinguishment of debt and accrued liabilities	--	(6,000)	(304,795)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	(291)	(2,693)	(11,252)
Prepaid expenses	(3,702)	(9,590)	(62,684)
Accounts payable and accrued liabilities	52,308	51,600	4,190,495
Deferred revenue	165,000	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(125,131)	(290,165)	(16,969,126)
Cash flows from investing activities:
Additions to property and equipment	--	--	(537,827)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(382,863)
Cash flows from financing activities:
Capital lease repayments	(1,842)	(909)	(22,442)
Issuance of promissory notes	53,266	152,958	4,744,141
Issuance of 10% senior convertible notes	135,000	160,000	3,374,000
Debt and equity issuance costs	--	--	(932,983)
Repayment of promissory notes	(53,050)	(43,030)	(213,119)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	133,374	259,019	17,354,934

Effects of exchange rates on cash and cash equivalents	(1,377)	6,541	5,811
Net decrease in cash and cash equivalents	6,866	(24,605)	8,756
Cash and cash equivalents:
Beginning of period	36,689	59,418	34,799
End of period	$ 43,555	$ 34,813	$ 43,555

Supplementary information (note 11)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2010.  In the Company’s financial statements for the year ended December 31, 2009, adjustments were made to reverse a gain on settlement of debt of $68,114 and $63,767 previously reported for the three and six months ended June 30, 2009, respectively.  In these financial statements the comparative amounts for the three and six months ended June 30, 2009 have been revised to reflect this adjustment.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2009.

Future operations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $8,318,310 and stockholders’ deficiency of $8,312,685 as at June 30, 2010, and has incurred a loss of $690,079 and negative cash flow from operations of $125,131 for the six months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and May 2010. As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2010, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

June 30, 2010

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

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended June 30, 2010 and December 31, 2009:

	Six months	Year ended
	ended June 30,	December 31,
	2010	2009
	(unaudited)
Balance at beginning of period	$ 112,428	$ 121,537

Note principal on issuance	53,266	166,023
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	--	(366)
Allocated to additional paid-in capital	--	(4,221)
	--	(4,587)

Proceeds allocated to promissory notes on issuance	53,266	161,436

Accretion recorded as a charge to interest and financing costs	--	4,587
Principal repaid	(53,050)	(74,214)
Principal settled through the issuance of the Company’s
10% senior convertible notes	--	(115,727)
Adjustment for foreign currency translation	(1,377)	14,809

Balance at end of period	$ 111,267	$ 112,428

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 75,017	$ 76,178
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	36,250
	$ 111,267	$ 112,428

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2010 and December 31, 2009:

	Six months	Year
	Ended	Ended
	June 30, 2010	December 31, 2009
	(unaudited)
Balance beginning of period	$ 5,978,407	$ 5,030,709

Note proceeds on issuance	491,198	5,243,991
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(762)	(7,437)
Allocated to additional paid-in capital	(18,865)	(141,033)
	(19,627)	(148,470)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(20,897)	(58,327)
Proceeds allocated to 10% senior convertible notes on issuance	450,674	5,037,194

Accretion recorded as a charge to interest and financing costs	40,524	206,797
Principal converted pursuant to the terms of the notes	--	(108,100)
Principal matured and repaid through the issuance of new notes	(336,455)	(4,188,193)
	$ 6,133,150	$ 5,978,407

During the six months ended June 30, 2010, the Company issued an aggregate of $491,198 of its 10% senior convertible notes, and settled $336,455 of these notes.  $135,000 of the notes issued during the period were issued for cash; $356,198 were issued as consideration for the repayment of $336,455 in previously issued 10% senior convertible notes, $19,146 in accrued interest thereon, and $597 in financing fees.

Under the terms of the notes issued during the six months ended June 30, 2010, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $330,083 of the notes issued during the period are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $325,469 of the notes mature on December 31, 2010; $165,729 of the notes are payable on demand.

Holders of the notes issued during the six months ended June 30, 2010 were granted 761,685 common shares of the Company upon issuance of the notes; $19,627, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $75,000 of the notes was in-the-money.  $20,897, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and May 31, 2010.  At June 30, 2010, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2010, in accordance with the default provisions of the notes, and consequently are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2010:

Note	Conversion
Principal	Rate
$ 5,121,643	$0.03
511,507	0.038
500,000	0.10
$6,133,150

At June 30, 2010, $2,705,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,428,125 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

4.  Capital lease obligation:

The Company has entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending June 30:
2011	$ 4,328
2012	4,329
Total minimum lease payments	8,657
Less amount representing interest, at 6.61%	610
Present value of minimum lease payments	8,047
Current portion of capital lease obligation	3,892
$ 4,155

5.  Stockholders’ deficiency

(a)  Common stock transactions

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2010, the Company issued 761,685 shares of its common stock, with a relative fair value of $19,627, to the holders of the notes (note 3).

As at August 10, 2010, the Company has 105,879,038 shares of its common stock issued and outstanding; an additional 200,002,172 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 5,881,210.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(a)  Common stock transactions (continued)

During 2009, the Company entered into a consulting contract, pursuant to which 500,000 shares of the Company’s common stock was to have been issued to the consultant on April 30, 2010 as partial consideration for services provided.  Although the contract was not formally terminated by either party in accordance with the terms of the contract, the stock was not granted to the consultant as a result of the consultant’s failure to perform the required services as agreed.  The parties have reached a verbal agreement that in the event the contract is resumed, and the agreed services are provided by the consultant, the shares will be issued.

 (b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of June 30, 2010, there were a total of 7,700,000 options granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,400,000 of the options are fully vested; 300,000 vest on various dates between December 21, 2010 and June 21, 2011.  2,300,000 options remained available for grant under these plans as of June 30, 2010.

$1,505, representing the fair value of 375,000 options issued during 2009, and earned by non-employees during the current period, has been included in expense during the six months ended June 30, 2010.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.4 – 2.0%; expected volatility of 191% - 194%; and an expected life of 3.25 – 3.75 years.

The fair value of unvested options held by non-employees will be determined periodically and included in expense over the vesting period.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Selling, general and administrative	$ --	$ 10,413	$ --	$ 11,953
Research and development	(226)	38	1,505	804
Total stock-based compensation included in expenses	$ (226)	$ 10,451	$ 1,505	$ 12,757

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

 (Unaudited)

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest, accretion and financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Gain on extinguishment of debt, accounts payable and accrued liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gain on settlement of accounts payable	$ --	$ 6,000	$ --	$ 6,000

8.  Loss per share

As the Company incurred a net loss during the period ended June 30, 2010, and during the period ended June 30, 2009, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2010	December 31, 2009
	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	189,182,172	184,024,051
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	3,120,000	3,120,000
	200,002,172	194,844,051

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

(Unaudited)

9.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $584,387 (December 31, 2009 – $584,387) payable to a director and to a company controlled by a director, and $39,632 (December 31, 2009 – $39,632) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $73,109 (December 31, 2009 - $71,888) payable to a company controlled by a director.

$44,893 (December 31, 2009 – $9,460) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at June 30, 2010.  $12,972 (2009 - $16,713) and $30,500 (2009 -$30,960) is included in interest and financing costs for the three and six months ended June 30, 2010, respectively.

10.  Commitment and contingent liability

(a) Commitment

The Company’s contract for leased premises was terminated effective September 8, 2009.

Rent expense incurred under the operating lease for the three and six months ended June 30, 2009 was $20,229 and $41,547, respectively.

(b) Contingent liabilities

Effective May 1, 2009, the Company entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Company achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of June 30, 2010, the accumulated contingent liability under this arrangement was $41,000 (December 31, 2009 - $24,000).

On or around August 3, 2010, an agent of the Company was served notice of the commencement of legal action against the Company by a former consultant of the Company.  The plaintiff is seeking approximately $171,900 in unpaid fees relating to a service contract entered into by the Company and the consultant in January of 2007, plus legal and other costs.  The Company has retained legal counsel in order to contest this action, and to make a counter claim against the plaintiff, as it is the opinion of management that the work agreed to under the terms of the contract was not delivered by the consultant and that furthermore, the non-performance resulted in the Company not being able to deliver its product to potential customers at the time.

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended June 30, 2010.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

June 30, 2010

(In United States dollars)

(Unaudited)

11.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2010, nor during the six months ended June 30, 2009.  Interest paid in cash during the six months ended June 30, 2010 was $516.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2010 and 2009

	2010	2009
Issuance of the Company’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes, which matured during
period, plus accrued interest thereon	$ 355,600	$ 30,117
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	597	3,280
Debt issuance costs		1,400
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	--	90,520
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	--	9,600
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	4,000
	$ 356,197	$ 138,917

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes approximates fair value, due to the issuance of new debt instruments having similar terms and conditions on the final day of the reporting period.  The carrying value of the promissory notes approximates fair value due to the issuance of a new note having similar terms and conditions subsequent to the period ended June 30, 2010.  The fair value of the obligation under capital lease at June 30, 2010 was approximately $8,048, based on the present value of future cash flows, discounted at market rates, as of the balance sheet date.

13. Subsequent events

On August 19, 2010, the Company issued $19,415 of its promissory notes for cash.  The notes are payable on demand, are unsecured, and bear interest at 12%.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2009 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June, 2010 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenue:  We had no revenue during the three months ended June 30, 2010, nor during the three months ended June 30, 2009.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

During the three months ended June 30, 2010, we entered into an agreement with a value added reseller (“VAR”) pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of one year.  A nonrefundable deposit of $165,000 was received in connection with this contract; revenue will be recognized under this contract as the conditions for recognizing revenue as set out in our accounting policies have been met.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2010, we incurred a total of $148,962, as compared to $128,726, during the three months ended June 30, 2009.  There was an overall increase in selling, general and administrative expenses of $20,236 (16%) during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2010, we incurred a total of $29,839, as compared to $40,071 during the three months ended June 30, 2009 on research and development activities.  There was an overall decrease in research and development expenses of $10,232 (25%) during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

The decrease in research and development expenses is due primarily to a reduction in fees paid to consultants for development during the period, as we focused on evaluating and testing the results of development work undertaken during the three months ended March 31, 2010, and on the feedback received as a result of installations under evaluation licences, which involved fewer resources than we used during the three months ended June 30, 2009.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2010 and during the three months ended June 30, 2009 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the three months ended June 30, 2010, we incurred $164,075 in interest and financing costs, an increase of $9,816 (6%) over the $154,259 in interest and financing costs incurred during the three months ended June 30, 2009.

The $164,075 in interest and financing costs we incurred during the three months ended June 30, 2010 is comprised of $155,399 of interest paid and payable to the holders of our debt; $8,022 of accretion of our 10% senior convertible notes; $500 in finance fees relating to the issuance of new notes during the period; and $154 in interest on the capital lease.  The $154,259 in interest and financing costs we incurred during the three months ended June 30, 2009 is comprised of $139,259 of interest paid and payable to the holders of our debt; $14,821 of accretion of our 10% senior convertible notes; and $179 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and May 21, 2010, and a significant portion of these notes remain in default as at June 30, 2010.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of debt issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs for the three months ended June 30, 2010, and for the three months ended June 30, 2009 relate only to notes issued during these periods. The fair value of the equity components relating to notes issued during the three months ended June 30, 2010 was less than the fair value of equity components relating to notes issued during the three months ended June 30, 2009, which resulted in a decrease of $6,799 (46%) in accretion.

Interest paid and payable to the holders of our debt increased by $16,140 (12%), as a result of a net increase of $53,582 in principal outstanding on our debt over the period from June 30, 2009 to June 30, 2010.

Gain on extinguishment of debt and accrued liabilities:  During the three months ended June 30, 2009 we realized a gain of $6,000 on the settlement of accounts payable.  There were no similar transactions during the three months ended June 30, 2010.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended June 30, 2010 the United States dollar gained strength in relation to the Canadian dollar, resulting in overall gains on foreign currency translations of $26,256.  During the three months ended June 30, 2009, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $60,161.

Net loss: We incurred a loss of $317,861 ($0.003 per share) for the three months ended June 30, 2010, compared to a loss of $380,193 ($0.005 per share) for the three months ended June 30, 2009.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenue:  We had no revenue during the six months ended June 30, 2010, nor during the six months ended June 30, 2009.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

During the six months ended June 30, 2010, we entered into an agreement with a VAR, pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of one year.  A nonrefundable deposit of $165,000 was received in connection with this contract; revenue will be recognized under this contract as the conditions for recognizing revenue as set out in our accounting policies have been met.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2010, we incurred a total of $253,452, as compared to $217,105, during the six months ended June 30, 2009.  There was an overall increase in selling, general and administrative expenses of $36,347 (17%) during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2010, we incurred a total of $83,411, as compared to $72,244 during the six months ended June 30, 2009 on research and development activities.  There was an overall increase in research and development expenses of $11,167 (15%) during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants for development during the first three months of the period, when we ramped up our development efforts in preparation for installations of our products under evaluation licences.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2010 and during the six months ended June 30, 2009 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the six months ended June 30, 2010, we incurred $348,161 in interest and financing costs, an increase of $56,244 (19%) over the $291,917 in interest and financing costs incurred during the six months ended June 30, 2009.

The $348,161 in interest and financing costs we incurred during the six months ended June 30, 2010 is comprised of $306,726 of interest paid and payable to the holders of our debt; $40,524 of accretion of our 10% senior convertible notes; $597 in finance fees relating to the issuance of new notes during the period; and $314 in interest on the capital lease.  The $291,917 in interest and financing costs we incurred during the six months ended June 30, 2009 is comprised of $271,399 of interest paid and payable to the holders of our debt; $18,750 of accretion of our 10% senior convertible notes; $1,400 of deferred financing costs; and $368 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and May 21, 2010, and a significant portion of these notes remain in default as at June 30, 2010.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of debt issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs for the six months ended June 30, 2010, and for the six months ended June 30, 2009 relate only to notes issued during these periods. The fair value of the equity components relating to notes issued during the six months ended June 30, 2010 was greater than the fair value of equity components relating to notes issued during the six months ended June 30, 2009, which resulted in an increase of $21,744 (116%) in accretion.

Interest paid and payable to the holders of our debt increased by $35,327 (13%), as a result of a net increase of $153,582 in principal outstanding on our debt over the period from June 30, 2009 to June 30, 2010.

Gain on extinguishment of debt and accrued liabilities:  During the six months ended June 30, 2009 a gain of $6,000 on the settlement of accounts payable.  There were no similar transactions during the six months ended June 30, 2010.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the six months ended June 30, 2010 and 2009, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $2,572 and $43,580, respectively.

Net loss: We incurred a loss of $690,079 ($0.007 per share) for the six months ended June 30, 2010, compared to a loss of $624,909 ($0.008 per share) for the six months ended June 30, 2009.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  We have also received an aggregate of $316,650 in proceeds relating to “VAR” licencing agreements.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

Our cash and cash equivalents increased by $6,866 during the six months ended June 30, 2010, from a balance of $36,689 at December 31, 2009, to $43,555 at June 30, 2010.  Our net loss of $690,079 during the period, and resulting cash used in operations of $125,131,  were offset by an increase in cash resulting from the issuance of $135,000 of 10% senior convertible notes, and the receipt of $165,000 in nonrefundable deposits relating to a VAR agreement entered into during the period.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended June 30, 2010.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2010, we had negative working capital of $8,318,310 and an accumulated deficit during the development stage of $34,680,284; for the six months then ended we had a net loss of $690,079, and negative cash flow from operations of $125,131.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to May 21, 2010.  A substantial amount of these notes remain unpaid as of June 30, 2010.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2010 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2010, however we cannot be assured that this will be the case.  During the six months ended June 30, 2010, we engaged one new part-time consultant, and increased the level of involvement of two consultants already engaged on a part-time basis.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2010, we issued $135,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $355,601 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes which matured during the period, plus accrued interest thereon, which reduced the cash which would otherwise have been required to settle the liability; $597 of our 10% senior convertible notes in settlement of finance fees payable in relation to notes issued during the period, which reduced the cash required to settle this liability; and $1,161, net of repayments, of our promissory notes, which also generated cash for operations.  During this period we also received $165,000 in nonrefundable deposits under a licencing agreement signed during the period.

As at August 10, 2010, we have 105,879,038 shares of our common stock issued and outstanding; an additional 200,002,172 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 5,881,210.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2009, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2009:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On or around August 3, 2010, an agent of the Company was served notice of the commencement of legal action against the Company by a former consultant of the Company.  The plaintiff is seeking approximately $171,900 in unpaid fees relating to a service contract entered into by the Company and the consultant in January of 2007, plus legal and other costs.  The Company has retained legal counsel in order to contest this action, and to make a counter claim against the plaintiff, as it is the opinion of management that the work agreed to under the terms of the contract was not delivered by the consultant and that furthermore, the non-performance resulted in the Company not being able to deliver its product to potential customers at the time.

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended June 30, 2010.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to these risk factors during the six months ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and May 21, 2010.  A significant amount of these notes remained unpaid as of June 30, 2010, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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

Dated:  August 19, 2010

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated: August 19, 2010