Form 10-Q
period 2010-09-30
VALIDIAN CORP
filed 2010-11-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 10, 2010, 106,554,038 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Balance Sheets

(In United States dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 12,704	$ 36,689
Amounts receivable	24,920	22,714
Prepaid expenses	13,964	11,464
	51,588	70,867
Property and equipment, net of accumulated depreciation of $223,507
(December 31, 2009 - $218,540)	9,754	12,263

Total assets	$ 61,342	$ 83,130
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 2,036,993	$ 1,492,041
Deferred revenue	320,000	155,000
Promissory notes payable (notes 2, 8)	132,097	112,428
Current portion of capital lease obligation (note 4)	3,731	3,762
10% Senior convertible notes (notes 3, 8)	6,198,150	5,978,407
Total current liabilities	8,690,971	7,741,638

Capital lease obligation (note 4)	2,963	6,127
Total liabilities	8,693,934	7,747,765

Stockholders’ deficiency (note 5):
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 106,204,038 and 105,117,353 shares at September 30, 2010 and December 31, 2009, respectively.)	106,204	105,117
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at September 30, 2010 and at December 31, 2009)	--	--
Additional paid in capital	26,295,691	26,248,887
Deficit accumulated during the development stage	(35,006,053)	(33,990,205)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2010 and December 31, 2009, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(8,632,592)	(7,664,635)

Basis of presentation (note 1)
Commitment and contingent liabilities (note 9)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 61,342	$ 83,130

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

And for the Period from August 3, 1999 to September 30, 2010

(In United States dollars)

(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		August 3, 1999
	September 30,		September 30,		To September 30,
	2010	2009	2010	2009	2010
Expenses:
Selling, general and administrative	$ 120,911	$ 206,032	$ 374,363	$ 423,137	$15,202,617
Research and development	16,596	60,304	100,007	132,548	9,960,828
Depreciation of property and equipment	1,242	2,570	3,725	8,633	440,027
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	138,749	268,906	478,095	564,318	27,206,965

Loss before other income (expenses)	(138,749)	(268,906)	(478,095)	(564,318)	(27,206,965)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities	--	--	--	6,000	304,795
Interest and financing costs (notes 6 and 8)	(165,920)	(177,106)	(514,081)	(469,023)	(8,050,979)
Foreign exchange gain (loss)	(21,100)	(52,146)	(23,672)	(95,726)	(114,632)
	(187,020)	(229,252)	(537,753)	(558,749)	(7,799,088)

Net loss	$(325,769)	$(498,158)	$(1,015,848)	$(1,123,067)	$(35,006,053)

Loss per common share – basic and diluted (note 7)	$(0.003)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during period	105,935,560	94,147,548	105,644,042	85,545,195

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

For the period from December 31, 1998 to September 30, 2010

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to September 30, 2010

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$ (33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 3)	1,086,685	1,087	23,075	–	–	–	–	24,162
Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options earned
during the period (note 5(b))	–	–	2,832	–	–	–	–	2,832
Net loss and comprehensive
loss	–	–	–	–	(1,015,848)	–	–	(1,015,848)
Balances at September 30, 2010	106,204,038	$ 106,204	$26,295,691	$ 21,304	$ (35,006,053)	$ –	$(49,738)	$(8,632,592)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

And for the Period from August 3, 1999 to September 30, 2010

(In United States dollars)

(Unaudited)

	Nine Months Ended September 30,		Period from August 3, 1999 to
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$ (1,015,848)	$(1,123,067)	$ (35,006,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,725	8,633	440,027
Stock-based compensation	2,832	73,422	3,541,429
Non-cash interest and financing expense	513,439	459,526	8,027,288
Loss (gain) on extinguishment of debt and accrued liabilities	--	(6,000)	(304,795)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Amounts receivable	(2,206)	(11,114)	(13,157)
Prepaid expenses	(2,500)	6,852	(61,482)
Accounts payable and accrued liabilities	96,315	176,955	4,234,502
Deferred revenue	165,000	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(239,243)	(414,793)	(17,083,238)
Cash flows from investing activities:
Additions to property and equipment	(1,216)	(1,054)	(539,043)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(1,216)	(1,054)	(384,079)
Cash flows from financing activities:
Capital lease repayments	(3,195)	(1,086)	(23,795)
Issuance of promissory notes	79,397	160,358	4,770,272
Issuance of 10% senior convertible notes	200,000	260,000	3,439,000
Debt and equity issuance costs	--	--	(932,983)
Repayment of promissory notes	(59,869)	(70,530)	(219,938)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	216,333	348,742	17,437,893

Effects of exchange rates on cash and cash equivalents	141	11,797	7,329
Net decrease in cash and cash equivalents	(23,985)	(55,308)	(22,095)
Cash and cash equivalents:
Beginning of period	36,689	59,418	34,799
End of period	$ 12,704	$ 4,110	$ 12,704

Supplementary information (note 10)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2010.  In the Company’s financial statements for the year ended December 31, 2009, adjustments were made to reverse a gain on settlement of debt of $63,767 previously reported for the nine months ended September 30, 2009.  In these financial statements the comparative amounts for the nine months ended September 30, 2009 have been revised to reflect this adjustment.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2009.

Future operations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $8,639,383 and stockholders’ deficiency of $8,632,592 as at September 30, 2010, and has incurred a loss of $1,015,848 and negative cash flow from operations of $239,243 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and September 2010. As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2010, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $665,000 for the year ending December 31, 2010, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

September 30, 2010

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

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2010 and December 31, 2009:

	Nine months	Year ended
	ended September 30,	December 31,
	2010	2009
	(unaudited)
Balance at beginning of period	$ 112,428	$ 121,537

Note principal on issuance	79,397	166,023
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	--	(366)
Allocated to additional paid-in capital	--	(4,221)
	--	(4,587)

Proceeds allocated to promissory notes on issuance	79,397	161,436

Accretion recorded as a charge to interest and financing costs	--	4,587
Principal repaid	(59,869)	(74,214)
Principal settled through the issuance of the Company’s
10% senior convertible notes	--	(115,727)
Adjustment for foreign currency translation	141	14,809

Balance at end of period	$ 132,097	$ 112,428

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 95,847	$ 76,178
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	36,250
	$ 132,097	$ 112,428

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2010 and December 31, 2009:

	Nine months	Year
	Ended	Ended
	September 30, 2010	December 31, 2009
	(unaudited)
Balance beginning of period	$ 5,978,407	$ 5,030,709

Note proceeds on issuance	556,198	5,243,991
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(1,087)	(7,437)
Allocated to additional paid-in capital	(23,075)	(141,033)
	(24,162)	(148,470)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(20,897)	(58,327)
Proceeds allocated to 10% senior convertible notes on issuance	511,139	5,037,194

Accretion recorded as a charge to interest and financing costs	45,059	206,797
Principal converted pursuant to the terms of the notes	--	(108,100)
Principal matured and repaid through the issuance of new notes	(336,455)	(4,188,193)
	$ 6,198,150	$ 5,978,407

During the nine months ended September 30, 2010, the Company issued an aggregate of $556,198 of its 10% senior convertible notes, and settled $336,455 of these notes.  $200,000 of the notes issued during the period were issued for cash; $356,198 were issued as consideration for the repayment of $336,455 in previously issued 10% senior convertible notes, $19,146 in accrued interest thereon, and $597 in financing fees.

Under the terms of the notes issued during the nine months ended September 30, 2010, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $395,083 of the notes issued during the period are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $325,469 of the notes mature on December 31, 2010; $230,729 of the notes are payable on demand.

Holders of the notes issued during the nine months ended September 30, 2010 were granted 1,086,685 common shares of the Company upon issuance of the notes; $24,162, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $75,000 of the notes was in-the-money.  $20,897, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and September 30, 2010.  At September 30, 2010, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2010, in accordance with the default provisions of the notes, and consequently are payable on demand, notwithstanding stated maturity dates ranging from on demand to December 31, 2010.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2010:

Note	Conversion
Principal	Rate
$ 5,186,643	$0.03
511,507	0.038
500,000	0.10
$6,198,150

At September 30, 2010, $2,770,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,428,125 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

4.  Capital lease obligation:

The Company has entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending September 30:
2011	$ 4,082
2012	3,061
Total minimum lease payments	7,143
Less amount representing interest, at 6.61%	449
Present value of minimum lease payments	6,694
Current portion of capital lease obligation	3,731
$ 2,963

5.  Stockholders’ deficiency

(a)  Common stock transactions

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2010, the Company issued 1,086,685 shares of its common stock, with a relative fair value of $24,162, to the holders of the notes (note 3).

As at November 10, 2010, the Company has 106,554,038 shares of its common stock issued and outstanding; an additional 203,335,506 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 9,889,544.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

 (Unaudited)

5.  Stockholders’ deficiency (continued)

(a)  Common stock transactions (continued)

During 2009, the Company entered into a consulting contract, pursuant to which 500,000 shares of the Company’s common stock was to have been issued to the consultant on April 30, 2010 as partial consideration for services provided.  Although the contract was not formally terminated by either party in accordance with the terms of the contract, the stock was not granted to the consultant as a result of the consultant’s failure to perform the required services.  The parties have reached a verbal agreement that in the event the contract is resumed, and the agreed services are provided by the consultant, the shares will be issued.

 (b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of September 30, 2010, there were a total of 7,700,000 options granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,475,000 of the options are fully vested; 225,000 vest on various dates between December 1, 2010 and June 21, 2011.  2,300,000 options remained available for grant under these plans as of September 30, 2010.

$2,832, representing the fair value of 375,000 options issued during 2009, and earned by non-employees during the current period, has been included in expense during the nine months ended September 30, 2010.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 0.6% – 2.0%; expected volatility of 191% - 195%; and an expected life of 3.0 – 3.75 years.

The fair value of unvested options held by non-employees will be determined periodically and included in expense over the vesting period.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Selling, general and administrative	$ --	$ 49,201	$ --	$ 61,153
Research and development	1,327	11,465	2,832	12,269
Total stock-based compensation included in expenses	$ 1,327	$ 60,666	$ 2,832	$ 73,422

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

 (Unaudited)

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest, accretion and financing costs relating to the 10% senior convertible notes, promissory notes, and the interest portion of capital lease payments.

7.  Loss per share

As the Company incurred a net loss during the period ended September 30, 2010, and during the period ended September 30, 2009, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2010	December 31, 2009
	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	191,348,839	184,024,051
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	3,120,000	3,120,000
	202,168,839	194,844,051

8.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $584,387 (December 31, 2009 – $584,387) payable to a director and to a company controlled by a director, and $39,632 (December 31, 2009 – $39,632) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $73,299 (December 31, 2009 - $71,888) payable to a company controlled by a director, and $20,604 (December 31, 2009 - $nil) payable to a director.

$64,575 (December 31, 2009 – $9,460) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at September 30, 2010.  $17,688 (2009 - $15,876) and $48,188 (2009 -$46,836) is included in interest and financing costs for the three and nine months ended September 30, 2010, respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

(Unaudited)

9.  Commitment and contingent liabilities

(a) Commitment

The Company’s contract for leased premises was terminated effective September 8, 2009.

Rent expense incurred under the operating lease for the three and nine months ended September 30, 2009 was $36,132 and $77,679, respectively.

(b) Contingent liabilities

Effective May 1, 2009, the Company entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Company achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of September 30, 2010, the accumulated contingent liability under this arrangement was $51,000 (December 31, 2009 - $24,000).

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended September 30, 2010.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated Financial Statements

September 30, 2010

(In United States dollars)

(Unaudited)

10.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2010, nor during the nine months ended September 30, 2009.  Interest paid in cash during the nine months ended September 30, 2010 was $642.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2010 and 2009

	2010	2009
Issuance of the Company’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes, which matured during
period, plus accrued interest thereon	$ 355,601	$ 1,146,571
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	597	23,280
Debt issuance costs		1,400
Issuance of the Company’s common stock in settlement of interest payable
on the 10% senior convertible notes	--	90,520
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	--	108,100
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	--	29,600
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	4,000
	$ 356,198	$ 1,403,471

11.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes and promissory notes approximate fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to the period ended September 30, 2010.  The fair value of the obligation under capital lease at September 30, 2010 was approximately $6,694, based on the present value of future cash flows, discounted at market rates, as of the balance sheet date.

12. Subsequent events

On October 26, 2010, the Company issued $35,000 of its 10% senior convertible notes for cash.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; the note is payable on demand; interest will accrue at the rate of 10% until the notes are either repaid by the Company or converted by the holder.  At the holder’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The Company issued 350,000 shares of its common stock to the holder pursuant to the terms of the note.

On October 27, 2010, the Company issued $25,000 of its promissory notes for cash.  The notes are payable on demand, are unsecured, and bear interest at 12%.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2009 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September, 2010 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Revenue:  We had no revenue during the three months ended September 30, 2010, nor during the three months ended September 30, 2009.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2010, we incurred a total of $120,911, as compared to $206,032, during the three months ended September 30, 2009.  There was an overall decrease in selling, general and administrative expenses of $85,121 (41%) during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

The decrease in selling, general and administrative expense occurred primarily as a result of a reduction in occupancy costs due to the termination of a lease for office space which no longer met our requirements.

We have made efforts to minimize selling, general and administrative expenses wherever possible, through measures such as reducing the number of personnel, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, reducing travel costs, delaying production of new promotional material, and reducing our occupancy costs.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended September 30, 2010, we incurred a total of $16,596, as compared to $60,304 during the three months ended September 30, 2009 on research and development activities.  There was an overall decrease in research and development expenses of $43,708 (72%) during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

The decrease in research and development expenses is due primarily to a reduction in fees paid to consultants for development work during the period, as we focused on evaluating and testing the results of development work undertaken during the three months ended March 31, 2010, and on the feedback received as a result of installations under evaluation licences. This involved fewer resources than we used during the three months ended September 30, 2009.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2010 and during the three months ended September 30, 2009 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the three months ended September 30, 2010, we incurred $165,920 in interest and financing costs, a decrease of $11,186 (6%) over the $177,106 in interest and financing costs incurred during the three months ended September 30, 2009.

The $165,920 in interest and financing costs we incurred during the three months ended September 30, 2010 is comprised of $161,260 of interest paid and payable to the holders of our debt; $4,535 of accretion of our 10% senior convertible notes; and $125 in interest on the capital lease.  The $177,106 in interest and financing costs we incurred during the three months ended September 30, 2009 is comprised of $138,600 of interest paid and payable to the holders of our debt; $38,319 of accretion of our 10% senior convertible notes and our promissory notes; and $187 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and September 30, 2010, and a significant portion of these notes remain in default as at September 30, 2010.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of debt issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs for the three months ended September 30, 2010, and for the three months ended September 30, 2009 relate only to notes issued during these periods. The fair value of the equity components relating to notes issued during the three months ended September 30, 2010 was less than the fair value of equity components relating to notes issued during the three months ended September 30, 2009, which resulted in a decrease of $33,784 (88%) in accretion.

Interest paid and payable to the holders of our debt increased by $22,660 (16%), as a result of a net increase of $881,857 in principal outstanding on our debt over the period from September 30, 2009 to September 30, 2010.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended September 30, 2010 and September 30, 2009, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $21,100 and $52,146, respectively.

Net loss: We incurred a loss of $325,769 ($0.003 per share) for the three months ended September 30, 2010, compared to a loss of $498,158 ($0.01 per share) for the three months ended September 30, 2009.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Revenue:  We had no revenue during the nine months ended September 30, 2010, nor during the nine months ended September 30, 2009.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

During the nine months ended September 30, 2010, we entered into an agreement with a VAR, pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of one year.  A nonrefundable deposit of $165,000 was received in connection with this contract; revenue will be recognized under this contract as the conditions for recognizing revenue as set out in our accounting policies have been met.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2010, we incurred a total of $374,363, as compared to $423,137, during the nine months ended September 30, 2009.  There was an overall decrease in selling, general and administrative expenses of $48,774 (12%) during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The decrease in selling, general and administrative expense occurred primarily as a result of a reduction in occupancy costs due to the termination of a lease for office space which no longer met our requirements.  Additionally, during the nine months ended September 30, 2009, we recognized $61,153 in stock based costs relating to the issuance of stock and options, for which there was no comparable transaction during the nine months ended September 30, 2010.

These decreases were partially offset by increases in legal fees incurred in relation to the action brought against the Company by a former consultant; higher marketing costs relating to a consultant retained during the nine months ended September 30, 2010 to assist in updating our marketing plan; and the effect of changes in the exchange rate between the Canadian dollar and the United States dollar.

We have made efforts to minimize selling, general and administrative expenses wherever possible, through measures such as reducing the number of personnel, postponing our Annual General Meeting, reducing our occupancy costs, reducing the number of trade shows in which we participate, reducing travel costs, and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2010, we incurred a total of $100,007, as compared to $132,548 during the nine months ended September 30, 2009 on research and development activities.  There was an overall decrease in research and development expenses of $32,541 (25%) during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The decrease in research and development expenses is due primarily to a decrease in fees paid to consultants for development work during the period from April to September 2010.  During this time, we conducted tests and made enhancements to our software products in response to feedback received from users of our evaluation licences which were installed during the first three months of 2010.  These activities involved fewer resources than we spent during the nine months ended September 30, 2009, during part of which we ramped up our development efforts in preparation for installations of our products under evaluation licenses.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2010 and during the nine months ended September 30, 2009 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease. During the nine months ended September 30, 2010, we incurred $514,081 in interest and financing costs, an increase of $45,058 (10%) over the $469,023 in interest and financing costs incurred during the nine months ended September 30, 2009.

The $514,081 in interest and financing costs we incurred during the nine months ended September 30, 2010 is comprised of $467,986 of interest paid and payable to the holders of our debt; $45,059 of accretion of our 10% senior convertible notes; $597 in finance fees relating to the issuance of new notes during the period; and $439 in interest on the capital lease.  The $469,023 in interest and financing costs we incurred during the nine months ended September 30, 2009 is comprised of $409,999 of interest paid and payable to the holders of our debt; $57,069 of accretion of our 10% senior convertible notes and our promissory notes; $1,400 of deferred financing costs; and $555 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and September 30, 2010, and a significant portion of these notes remain in default as at September 30, 2010.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of debt issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs for the nine months ended September 30, 2010, and for the nine months ended September 30, 2009 relate only to notes issued during these periods. The fair value of the equity components relating to notes issued during the nine months ended September 30, 2010 was less than the fair value of equity components relating to notes issued during the nine months ended September 30, 2009, which resulted in an decrease of $12,010 (21%) in accretion.

Interest paid and payable to the holders of our debt increased by $59,987 (15%), as a result of a net increase of $881,857 in principal outstanding on our debt over the period from September 30, 2009 to September 30, 2010.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the nine months ended September 30, 2010 and 2009, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $23,672 and $95,726, respectively.

Net loss: We incurred a loss of $1,015,848 ($0.01 per share) for the nine months ended September 30, 2010, compared to a loss of $1,123,067 ($0.01 per share) for the nine months ended September 30, 2009.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  We have also received an aggregate of $316,650 in proceeds relating to “VAR” licensing agreements.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

Our cash and cash equivalents decreased by $23,985 during the nine months ended September 30, 2010, from a balance of $36,689 at December 31, 2009, to $12,704 at September 30, 2010.  Our net loss of $1,015,848 during the period, and resulting cash used in operations of $239,243, were partially offset by an increase in cash resulting from the issuance of $200,000 of 10% senior convertible notes, and the receipt of $165,000 in nonrefundable deposits relating to a VAR agreement entered into during the period.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended September 30, 2010.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2010, we had negative working capital of $8,639,383 and an accumulated deficit during the development stage of $35,006,053; for the nine months then ended we had a net loss of $1,015,848, and negative cash flow from operations of $239,243.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to September 30, 2010.  A substantial amount of these notes remain unpaid as of September 30, 2010.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2010 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the first quarter of 2011, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2010, we engaged one new part-time consultant, and increased the level of involvement of two consultants already engaged on a part-time basis.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2010, we issued $200,000 of 10% senior convertible notes, which generated cash to fund operations.  During this period, we issued a further $355,601 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes which matured during the period, plus accrued interest thereon, which reduced the cash which would otherwise have been required to settle the liability; $597 of our 10% senior convertible notes in settlement of finance fees payable in relation to notes issued during the period, which reduced the cash required to settle this liability; and $19,528, net of repayments, of our promissory notes, which also generated cash for operations.  During this period we also received $165,000 in nonrefundable deposits under a licencing agreement signed during the period.

As at November 10, 2010, we have 106,554,038 shares of our common stock issued and outstanding; an additional 203,335,506 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 9,889,544.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. During the period from January 2007 to February 2008, we had only three people involved with the processing of accounting entries:  the Office Administrator, the Controller and the Chief Financial Officer.  It was therefore difficult to effectively segregate accounting duties.  During this period, we made attempts to segregate duties as much as practicable, however there was insufficient volume of transactions to justify additional full time staff. The office administrator and the Chief Financial Officer resigned, effective February 15, 2008 and July 10, 2008, respectively.   While our Chief Executive Officer has assumed the role of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to these risk factors during the six months ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and September 30, 2010.  A significant amount of these notes remained unpaid as of September 30, 2010, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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

Dated:  November 19, 2010

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 19, 2010