Form 10-K
period 2010-12-31
VALIDIAN CORP
filed 2011-04-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2012
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

6 Gurdwara Rd., Suite 100, Ottawa, Ontario, Canada	K2E 5A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-230-7211

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

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.0175) and asked ($0.0175) price of the registrant’s Common Stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,452,922, based upon the average between the closing bid and asked price ($0.0175) multiplied by the 83,024,119 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 12, 2011: 113,257,100.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (3-10)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2010

PART I

4

Item 1.  Description of Business.

4

Item 1A.  Risk Factors

10

Item 2.  Description of Properties.

19

Item 3.  Legal Proceedings.

20

Item 4.  Reserved

20

PART II

21

Item 5.  Market for Common Equity and Related Stockholder Matters.

21

Item 6.  Selected Financial Data.

22

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

23

Item 8. Financial Statements.

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

32

Consolidated Balance Sheets

33

Consolidated Statements of Operations

34

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

35

Consolidated Statements of Cash Flows

45

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

67

Item 9A(T).  Controls and Procedures.

67

Item 9B.  Other Information.

70

PART III

71

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

71

Item 11.  Executive Compensation.

72

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

73

Item 13.  Certain Relationships and Related Transactions.

75

Item 14.  Principal Accountant Fees and Services

75

PART IV

76

Item 15.  Exhibits and Financial Statement Schedules

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

Marketing Analysis

During the year ended December 31, 2010, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At March 31, 2011 we had two sales representatives.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2010	2009
$115,407	$168,361

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

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We have filed a patent application covering certain aspects of our products in the U.S., Canada and the European Union.  Further patent applications may be made in other countries, as and when we penetrate new markets.  We may also file additional patent applications as we extend the development of our current technology, or as we develop new technology.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for additional patent, trademarks and copyright protection, which we plan to apply for as required in order to prevent unauthorized use of our technology.

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

Employees

As at December 31, 2010, we had nine employees and contractual personnel, including one executive officer, three sales and marketing staff, one in operations, three in research and development and one in administration.  Six are located in Ottawa, Canada, two are located in Toronto, Canada and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $1,358,341 and negative cash flow from operations of $367,000 during the year ended December 31, 2010.  During the year ended December 31, 2009, we incurred a net loss of $1,655,667 and negative cash flow from operations of $627,388.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of April 12, 2011, we have outstanding options and warrants to purchase a total of 10,820,000 shares of our common stock, all of which have exercise prices at or above the recent market price of $0.03 per share (as of April 12, 2011).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 7,302 shares remaining for issuance as of April 12, 2011, the second of which had 2,292,698 shares remaining for issuance as of April 12, 2011.  Future options issued under these plans may have further dilutive effects.

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

As of April 12, 2011, we had outstanding 113,257,100 shares of common stock, of which approximately 54,599,738 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of April 12, 2011, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 22% of the outstanding common stock if they exercised all of the options and warrants held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of April 12, 2011, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

Item 3.  Legal Proceedings.

During 2010, the Company entered into legal proceedings against Mobile Secure, Inc. over the failure of Mobile Secure, Inc. to deliver certain software it had contracted with the Company to develop and deliver versus payment of the balance of the contracted amount to be paid to Mobile Secure, Inc. by the Company against that delivery to, and testing and acceptance by, the Company.

Item 4.  Reserved

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Market QB and the OTC Bulletin Board under the symbol “VLDI”.

The following table sets forth the range of high and low bid quotes of our common stock for the periods noted as reported by the OTC Market QB and the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2009
January 1 to March 31	0.045	0.015
April 1 to June 30	0.04	0.01
July 1 to September 30	0.041	0.01
October 1 to December 31	0.045	0.022
2010
January 1 to March 31	0.04	0.023
April 1 to June 30	0.0345	0.011
July 1 to September 30	0.021	0.01
October 1 to December 31	0.025	0.012
2011
January 1 to March 26	0.04	0.015

On March 31, 2011, the closing price of our common stock was $0.0325 per share.

(b)

Holders -- There were approximately 204 holders of record of our common stock as of March 31, 2011, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 31, 2011 was 113,257,100 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2011, we issued the following:

*

350,000 shares of our common stock to an accredited investor pursuant to the terms of $35,000 in principal amount of our 10% senior convertible notes, which were issued October 26, 2010 to an accredited investor;

During the period from January 1 to April 12, 2011, we issued the following:

*

2,217,915 shares of our common stock to an accredited investor pursuant to the conversion on January 31, 2011 of $60,025.52 in principal amount plus $6,002.52 in accrued interest of our 10% senior convertible note issued December 31, 2009 at a conversion rate of $0.03 per share;

*

221,901 shares of our common stock to an accredited investor pursuant to the conversion on January 31, 2011 of $6005.48 in principal amount plus $651.55 in accrued interest of our 10% senior convertible note issued December 31, 2009 at a conversion rate of $0.03 per share;

*

2,896,580 shares of our common stock pursuant to the terms of $289,657.54 in principal amount of our promissory notes, which were issued to an accredited investor on February 1, 2011;

*

600,000 shares of our common stock to an accredited investor pursuant to the of $60,000 in principal amount of two 10% senior secured convertible notes, which were issued February 10, 2011;

*

266,666 shares of our common stock on March 23, 2011 to an accredited investor in payment of fees of $8,000;

*

500,000 shares of our common stock to an accredited investor on March 29, 2011 pursuant to terms of an Advisory Agreement as payment for services.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2010 and with respect to the consolidated balance sheets as at December 31, 2010 and 2009, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2010	2009
Operations Data
Selling, general and administrative	$ 500,780	$ 572,705
Research and development	115,407	168,361
Depreciation of property and equipment	5,606	11,054
Other expenses, net	736,548	903,547
Net loss	$ 1,358,341	$ 1,655,667

	Year Ended December 31
	2010	2009
Cash Flows Data
Net cash used in operating activities	$ (367,000)	$ (627,388)
Net cash used in investing activities	(1,216)	(1,054)
Net cash provided by financing activities	326,590	590,904
Effects of exchange rates on cash and cash equivalents	3,060	14,809
Net increase (decrease) in cash and cash equivalents	$(38,566)	$(22,729)

	December 31
Balance Sheet Data	2010	2009
Cash	$ --	$ 36,689
Total current assets	40,499	70,867
Property and equipment (net)	7,873	12,263
Total assets	48,372	83,130
Total current liabilities, including current portion
of 10% senior convertible notes and capital lease
obligation	9,014,756	7,741,638
Capital lease obligation	2,052	6,127
Stockholders’ deficiency	$ (8,968,436)	$ (7,664,635)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2010 and December 31, 2009. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2010 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2010.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2010 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2011.  Our major initiatives through December 31, 2011 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $63,000 on our marketing efforts during the year ending December 31, 2011.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $58,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2011.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2011 are expected to total $121,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2011.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2011 will be $197,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $329,000 on general and administrative activities during the year ending December 31, 2011.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $657,000 for all expenses during the year ending December 31, 2010, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009

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

During the year ended December 31, 2010, we entered into an agreement with a VAR, pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of one year.  A nonrefundable deposit of $165,000 was received in connection with this contract; revenue will be recognized under this contract as the conditions for recognizing revenue as set out in our accounting policies have been met.

We did not make any commercial sales during the year ended December 31, 2010.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2010 we incurred a total of $500,780, as compared to $572,705, during the year ended December 31, 2009.  There was an overall decrease in selling, general and administrative expenses of $71,925 (13%).

The decrease in this expense occurred primarily as a result of a reduction in occupancy costs due to the termination of a lease for office space which no longer met our requirements.  Additionally, during the year ended December 31, 2009, we recognized $89,430 in stock based costs relating to the issuance of stock and options, for which there was no comparable transaction during the year ended December 31, 2010.  These reductions were partially offset by an increase in legal fees, as we engaged council in defending an action brought by a former consultant, and in pursuing a counter-suit against the consultant.

We have made efforts to reduce these costs wherever possible, through measures such as reducing the number of personnel, reducing our occupancy costs, postponing our Annual General Meeting, reducing the number of trade shows in which we participate, reducing travel costs, and delaying production of new promotional material.  We will continue to carefully monitor our selling, general and administrative expenses as we work within current budgetary limits leading up to the full commercial release of our products.

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2010, we spent $115,407 developing our software applications, compared to $168,361 during the year ended December 31, 2009.  There was an overall decrease in research and development expenses of $52,954 (31%).

The decrease in research and development expense is primarily a result of our scaling this activity to available funding; additionally, during 2009 we incurred costs associated with contracting new developers, to take over the work previously performed by a development group based in Europe, who had been working with our products for several years; this switch involved additional time for the consultants to learn about our software products.  During the latter part of 2009 we also ramped up development efforts in preparation for installations of our products under evaluation licences.  This goal was met, and these installations provided us with feedback required to identify weaknesses and areas for improvement in our software.  During 2010, we met several development goals, but these did not require the same level of development as our 2009 goals.

Depreciation of property and equipment: Depreciation of property and equipment was $5,606 during the year ended December 31, 2010, a decrease of $5,448 (49%), from the $11,054 charged to depreciation expense during the year ended December 31, 2009.  This decrease occurred as a result of there being a lower value on which depreciation was calculated for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to the cumulative depreciation charged against the cost of the assets.

Interest and financing costs:  Interest and financing costs during the years ended December 31, 2010 and 2009 consisted of interest and financing costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2010, we incurred $679,675 in interest and financing costs, a decrease of $99,611 (13%) over the $779,286 in interest and financing costs incurred during the year ended December 31, 2009.

The $679,675 in interest and financing costs we incurred during the year ended December 31, 2010 is comprised of $628,129 of interest paid and payable to the holders of our debt; $50,398 of accretion on our 10% senior convertible notes; $597 of financing costs; and $551 in interest on the capital lease.  The $779,286 in interest and financing costs we incurred during the year ended December 31, 2009 is comprised of $554,024 of interest paid and payable to the holders of our debt; $211,384 of accretion on our promissory notes and our 10% senior convertible notes; $13,150 of financing costs; and $728 in interest on the capital lease.

Total interest and financing costs decreased by $99,611 (13%) during the year ended December 31, 2010 as compared with 2009.  Accretion decreased by $160,986 (76%), as a result of the equity components of notes issued during 2009 being valued higher than those issued during 2010.  This decrease was partially offset by an increase of $74,105 (13%) in coupon rate interest charges, which occurred as a result of a net increase of $254,743 and $98,579 in the principal balance of our 10% senior convertible notes and our promissory notes, respectively, during the year.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2009, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $6,000, on the issuance of our common stock in settlement of accounts payable and accrued liabilities.  There was no comparable transaction during the year ended December 31, 2010.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2010, the Canadian dollar gained strength in relation to the United States dollar, resulting in a $56,873 net loss on foreign currency translations.  During the year ended December 31, 2009 the Canadian dollar also gained strength in relation to the United States dollar, resulting in a $130,261 net loss on foreign currency translations.

Net loss: We incurred a loss of $1,358,341 ($0.01 per share) for the year ended December 31, 2010, compared to a loss of $1,655,667 ($0.02 per share) for the year ended December 31, 2009.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $38,566 during the year ended December 31, 2010, from a balance of $36,689 at December 31, 2009, to $(1,877) at December 31, 2010, primarily as a result of our net loss of $1,358,341 for the year, and resulting cash used in operations of $367,000, which was substantially offset by an increase in cash resulting from the issuance of $235,000 of 10% senior convertible notes and $95,519, net of repayments, in promissory notes.  Our cash and cash equivalents decreased by $22,729 during the year ended December 31, 2009, from a balance of $59,418 at December 31, 2008, to $36,689 at December 31, 2009, primarily as a result of our net loss of $1,655,667 for the year, and resulting cash used in operations of $627,388, which was substantially offset by an increase in cash resulting from the issuance of $504,000 of 10% senior convertible notes and $88,529, net of repayments, in promissory notes.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2010.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2010, we had negative working capital of $8,974,257 and an accumulated deficit during the development stage of $35,348,546; we incurred a net loss of $1,358,341, and negative cash flow from operations of $367,000 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2010 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2011, however we cannot be assured that this will be the case.  During the year ended December 31, 2010, there was no change in the number of contractual staff, nor did we hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2010, we issued $95,519, net of repayments, of promissory notes and $235,000 of 10% senior convertible notes, which generated cash for funding operations.  We issued a further $355,600 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon, which reduced the cash required to settle the original notes at maturity; and $597 in 10% senior convertible notes in settlement finance fees, which reduced the cash which would have been required to settle these costs.  We also issued 1,436,685 common shares pursuant to the terms of 10% senior convertible notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.

During the period from January 1 to April 12, 2011, we issued $60,000 in 10% senior convertible notes and $40,000 in convertible promissory notes, the proceeds of which were used to fund operations; we issued $289,658 in 12% convertible notes in settlement of previously issued 10% convertible notes and accrued interest thereon, which reduced our requirement for cash settlement.  In connection with these financing transactions, we issued 600,000 common shares to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.  Additionally, we issued 2,439,816 common shares on the conversion of $73,195 in capital and accrued interest thereon.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2010 decreased by approximately 31% as compared to the year ended December 31, 2009.  Selling, general and administrative expenses for the year ended December 31, 2010 decreased by approximately 13% as compared to the year ended December 31, 2009, due to several factors, including the termination of a lease, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangement which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2011.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Validian Corporation

(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Validian Corporation (A Development Stage Enterprise) as of December 31, 2010, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2010 and since inception on August 3, 1999 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation (A Development Stage Enterprise) as of December 31, 2010, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2010 and since inception on August 3, 2010 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 (a) to the financial statements, the Corporation has no revenues, has negative working capital at December 31, 2010, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2 (a).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 15, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2010 and 2009 (In U.S. dollars)
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$ --	$ 36,689
Value added taxes recoverable	40,499	22,714
Prepaid expenses	--	11,464
Total current assets	40,499	70,867

Property and equipment (note 3)	7,873	12,263

Total assets	$ 48,372	$ 83,130

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank overdraw	$ 1,877	$ --
Accounts payable	384,287	372,080
Accrued liabilities	1,775,829	1,110,501
Accrued interest on 10% notes payable to related parties (note 11)	84,698	9,460
Deferred revenue	320,000	155,000
Promissory notes payable (note 4)	120,253	40,540
Promissory notes payable to related parties (notes 4 and 11)	90,754	71,888
Current portion of capital lease obligation (note 6)	3,908	3,762
10% Senior convertible notes (note 5)	5,581,631	5,354,388
10% Senior convertible notes payable to related parties (notes 5 and 11)	651,519	624,019
Total current liabilities	9,014,756	7,741,638

Capital lease obligation (note 6)	2,052	6,127

Total liabilities	9,016,808	7,747,765

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2010
and 2009)	–	–
Common stock ($0.001 par value. Authorized 300,000,000
shares; Issued and outstanding 106,554,038 shares in 2010
and 105,117,353 shares in 2009 (note 7(a))	106,554	105,117
Additional paid-in capital	26,301,990	26,248,887
Deficit accumulated during the development stage	(35,348,546)	(33,990,205)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2010 and 2009 at cost)	(49,738)	(49,738)
Net stockholders/ deficiency	(8,968,436)	(7,664,635)
Future operations (note 2(a))
Guarantees and commitments (note 12)
Subsequent events (note 17)
Total liabilities and stockholders deficiency	$ 48,372	$ 83,130

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2010 and 2009 and the period from August 3, 1999 to December 31, 2010

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2010	2009	2010

Expenses:
Selling, general and administrative (note 11)	$ 500,780	$ 572,705	$15,329,034
Research and development	115,407	168,361	9,976,228
Depreciation of property and equipment	5,606	11,054	441,908
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

	621,793	752,120	27,350,663

Loss before the undernoted	(621,793)	(752,120)	(27,350,663)

Other income (expenses):
Interest income	–	–	61,728
Gain on extinguishment of debt and accrued
liabilities (note 9)	–	6,000	304,795
Interest and financing costs (notes 8 and 11)	(679,675)	(779,286)	(8,216,573)
Other	(56,873)	(130,261)	(147,833)

	(736,548)	(903,547)	(7,997,883)

Net loss	$(1,358,341)	$(1,655,667)	$(35,348,546)

Loss per common share – basic
and diluted (note 10)	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding	105,849,438	89,462,595

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

For the twelve years ended December 31, 2010

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the twelve years ended December 31, 2010

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	1,436,685	1,437	28,064	–	–	–	–	29,501
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	20,897	–	–	–	–	20,897
Fair value of stock options
earned during the year
(note 7(c))	–	–	4,142	–	–	–	–	4,142
Net loss and comprehensive
loss	–	–	–	–	(1,358,341)	–	–	(1,358,341)
Balances at December 31,
2010	106,554,038	$ 106,554	$26,301,990	$ 21,304	$(35,348,546)	$ –	$(49,738)	$(8,968,436)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009 and the period from August 3, 1999 to December 31, 2010

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$ (1,358,341)	$ (1,655,667)	$ (35,348,546)
Items not involving cash:
Depreciation of property and equipment	5,606	11,054	441,908
Stock-based compensation expense (note 7(d))	4,142	119,497	3,542,739
Non-cash interest expense	678,019	764,568	8,191,868
Gain on extinguishment of debt and accrued liabilities	–	(6,000)	(304,795)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 15)	303,574	139,160	4,521,651

Net cash used in operating activities	(367,000)	(627,388)	(17,210,995)

Cash flows from investing activities:
Additions to property and equipment	(1,216)	(1,054)	(539,043)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	(1,216)	(1,054)	(384,079)

Cash flows from financing activities:
Issuance of promissory notes	161,397	162,743	4,852,272
Capital lease obligation repayments	(3,929)	(1,625)	(24,529)
Issuance of 10% senior convertible notes	235,000	504,000	3,474,000
Debt issuance costs	–	–	(301,359)
Repayment of promissory notes	(65,878)	(74,214)	(225,947)
Exercise of stock purchase warrants	–	–	412,500
Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	326,590	590,904	17,548,150

Effects of exchange rates on cash and cash equivalents	3,060	14,809	10,248

Net increase (decrease) in cash and cash equivalents	(38,566)	(22,729)	(36,676)
Cash and cash equivalents, beginning of period	36,689	59,418	34,799

Cash and cash equivalents, end of period	$ (1,877)	$ 36,689	$ (1,877)

Supplementary information (note 16)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $8,974,257, has accumulated a deficit of $35,348,546 as at December 31, 2010, and has incurred a loss of $1,358,341 and negative cash flow from operations of $367,000 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2010, resulting in a condition of default for all of the 10% senior convertible notes and $100,000 of the promissory notes; a significant portion of these notes remain in default as at December 31, 2010.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $657,000 for the year ending December 31, 2011. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2010 and 2009

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

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer hardware and software, and equipment under capital lease.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware:  3 years; equipment under capital lease:  over the term of the lease, being 4 years; computer software:  1 year.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

Years ended December 31, 2010 and 2009

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

(j)

Advertising expense:

Advertising costs are expensed upon the start of the scheduled advertising.

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

Years ended December 31, 2010 and 2009

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2010, the Corporation had approximately $8,600,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

3.

Property and equipment:

2010
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 25,000	$ 23,351	$ 1,649
Equipment under capital lease	15,723	9,499	6,224
	$ 40,723	$ 32,850	$ 7,873

2009
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 147,877	$ 145,769	$ 2,108
Equipment under capital lease	15,723	5,568	10,155
	$ 230,803	$ 218,540	$ 12,263

During the year ended December 31, 2010, the Corporation estimated that $123,505 (2009: $nil) in fully depreciated computer hardware and software had been removed from active service due to obsolescence.  Accordingly, these assets have been removed from the Corporation’s records.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$ 112,428	$ 121,537

Note principal on issuance	161,397	166,023
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	--	(366)
Allocated to additional paid-in capital	--	(4,221)
	--	(4,587)

Proceeds allocated to promissory notes on issuance	161,397	161,436

Accretion recorded as a charge to interest and financing costs	--	4,587
Principal repaid	(65,878)	(74,214)
Principal settled through the issuance of the Corporation’s
10% senior convertible notes (note 5)	--	(115,727)
Adjustment for foreign currency translation	3,060	14,809

Balance at end of year	$ 211,007	$ 112,428

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 174,757	$ 76,178
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	36,250
	$ 211,007	$ 112,428

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$ 5,978,407	$ 5,030,709

Note principal on issuance	591,198	5,243,991
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(1,437)	(7,437)
Allocated to additional paid-in capital	(28,064)	(141,033)
	(29,501)	(148,470)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(20,897)	(58,327)
Proceeds allocated to 10% senior convertible notes on issuance	540,800	5,037,194

Accretion recorded as a charge to interest and financing costs	50,398	206,797
Principal converted pursuant to the terms of the note	--	(108,100)
Principal matured and repaid through the issuance of new notes	(336,455)	(4,188,193)

Balance at end of year	$ 6,233,150	$ 5,978,407

During the year ended December 31, 2010, the Corporation issued an aggregate of $591,198 of its 10% senior convertible notes, and settled an aggregate of $226,344 of these notes.  $235,000 of the notes issued during the year, were issued for cash; $597 were issued in settlement of finance fees; and $355,600 of the notes were issued as consideration for the repayment of $336,455 in previously issued 10% senior convertible notes, plus $19,146 in accrued interest thereon.

Under the terms of the notes issued during the year ended December 31, 2010, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holders; holders of $430,083 of the notes are also entitled to receive payment of accrued interest on submission to the Corporation of a written request.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $325,469 of the notes matured on December 31, 2010; $265,729 of the notes are payable on demand.  Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2010 are payable on demand, pursuant to the default provisions of the notes, as described below.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

Holders of the notes issued during the year ended December 31, 2010 were granted 1,436,685 common shares of the Corporation upon issuance of the notes; $29,501, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $75,000 of the notes was in-the-money.  $20,897, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  At December 31, 2010, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2010, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

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

Under the terms of the notes issued during the year ended December 31, 2009, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holders; holders of $3,830,514 of the notes are also entitled to receive payment of accrued interest on submission to the Corporation of a written request.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $4,607,771 matured on dates between December 8, 2009 and December 31, 2010; $636,221 of the notes are payable on demand.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

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

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2010:

Note	Conversion
Principal	Rate
$ 5,221,644	$ 0.030
511,506	0.038
500,000	0.100
$ 6,233,150

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2010 was 192,515,505.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 7(a)).

At December 31, 2010, $2,805,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $3,428,125 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

6.  Capital lease obligation:

Future minimum payments remaining under a long-term lease arrangement for office equipment are approximately as follows:

Year ending December 31:
2011	$ 4,206
2012	2,103
Total minimum lease payments	6,309
Less amount representing interest, at 6.61%	349
Present value of minimum lease payments	5,960
Current portion of capital lease obligation	3,908
$ 2,052

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2010, the Corporation issued 1,436,685 of its common shares, with a relative fair value of $29,501, to the holders of the notes (note 5).

As at April 12, 2010, the Corporation has 113,257,100 shares of its common stock issued and outstanding; an additional 204,456,402 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding senior convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 17,713,502.

The Corporation’s officer and director, and a company controlled by the officer and director are entitled to receive an aggregate of 22,196,167 of common shares on the exercise of options and conversion of convertible notes held.  The officer and director has agreed to forego this entitlement until such time as the authorized capital of the Corporation has been increased to an amount sufficient to eliminate any potential deficiency in the authorized capital.

During the year ended December 31, 2009, the Corporation issued an aggregate of 2,300,000 shares of its common stock, valued at $44,600, as incentives in connection with three consulting services agreements, under which services are to be provided to the Corporation for an indefinite period of time.  $44,600, representing the fair value of the stock issued, was included in selling, general and administrative expenses.

Also during the year ended December 31, 2009, the Corporation issued an aggregate of 2,600,000 shares of its common stock, valued at $60,000, as bonuses to consultants for services provided.  $40,000 and $20,000, representing the fair value of the stock issued, was included in selling, general and administrative expenses, and research and development expenses, respectively.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(a)

Common stock transactions (continued):

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

(b)

Transactions involving stock purchase warrants:

On March 8, 2009, the 3,513,333 Series I warrants expired.

Following is a summary of stock purchase warrants outstanding at December 31, 2010 and 2009:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2010	2009

Series K	0.03	June, 2011	3,120,000	3,120,000
			3,120,000	3,120,000

On December 31, 2010, 3,120,000 shares of the Corporation’s common stock were issuable on the exercise of outstanding warrants (note 7(a)).

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2010, a total of 7,700,000 options were granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,625,000 of the options are fully vested; 75,000 vest on June 21, 2011.  2,300,000 options remained available for grant under these plans as of December 31, 20010.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

$4,142, representing the fair value of 375,000 options issued during 2009, and earned by non-employees during the year ended December 31, 2010, has been included in expense.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest of 0.6% - 2.0%; expected volatility of 178% - 195%; and an expected life of 3.0 – 3.75 years.

On August 17, 2009, the Corporation granted 300,000 options to a consultant in consideration for services rendered and to be rendered.  75,000 of these options vested immediately; 75,000 vested on dates between December 1, 2009 and December 1, 2010.  The options have an exercise price of $0.04, and an expiry date of September 30, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $4,254, representing the fair value of options earned to December 31, 2009, was included in expense for the year ended December 31, 2009.  The fair value of options earned during the year ended December 31, 2009 was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 194% - 195%; and an expected life of 3.8 - 4.1 years.

On December 21, 2009, the Corporation granted 300,000 options to a consultant in consideration for services rendered and to be rendered.  75,000 of these options vested immediately; the remaining 150,000 of the options vested on dates between June 21, 2010 and December 21, 2010; 75,000 of the options vest on June 21, 2011.  The options have an exercise price of $0.04, and an expiry date of December 31, 2013, with provision for early expiration in the event the holder ceases to be engaged by the Corporation prior to the stated expiry date.  $2,531, representing the fair value of options earned to December 31, 2009, was included in expense for the year ended December 31, 2009.  The fair value of options earned during 2009 was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 2.0%; expected volatility of 191% to 192%; and an expected life of 4 years.

$6,565, representing the fair value of 300,000 options issued during 2008, and earned by non-employees during the year ended December 31, 2009 was also included in expense for the year ended December 31, 2009.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.6% - 2%; expected volatility of 195% to 196%; and an expected life of 3.5 - 4 years.

In accordance with the terms of a stock option agreement, 900,000 options expired during the year ended December 31, 2009, upon the termination of the related employment agreement.

The fair value of unvested options are determined periodically and included in expense over the vesting period.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

 (c)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	7,700,000	$ 0.04	8,000,000	$ 0.04
Granted	--	--	600,000	0.04
Expired	--	--	(900,000)	0.09
Forfeited	--	--	--	--
Options outstanding, end of year	7,700,000	$ 0.04	7,700,000	$ 0.04

Options exercisable, end of year	7,625,000	$ 0.04	7,325,000	$ 0.04

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/10	contractual life	price	at 12/31/10	price
$ 0.04	7,700,000	2.1 years	$ 0.04	7,625,000	$ 0.04

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2010 and 2009:

	2010	2009
Selling, general and administrative	$ --	$ 89,430
Research and development	4,142	30,067
Total stock-based compensation included in expenses	$ 4,142	$ 119,497

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

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

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2010 and 2009, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2010	2009
Stock issuable on conversion of the 10% senior
convertible notes	192,515,506	184,024,051
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	3,120,000	3,120,000
	203,335,506	194,844,051

11.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $611,887 (2009 - $584,387) payable to the director and to a company controlled by the director, and $39,632 (2009 - $39,632) payable to an individual related to the director and a company controlled by an individual related to the director.

Included in promissory notes payable (note 4) is $90,754 (2009 - $71,888) payable to the director and to a company controlled by the director.

$84,698 (2009 - $9,460) in accrued interest charges relating to these notes is included in accrued liabilities; $75,152 (2009 - $79,836) in coupon-rate interest on these notes is included in interest and finance costs.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

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

Rental expense for the year, which is included in selling, general and administrative expenses, was $nil (2009 - $77,679).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

13.  Fair value measurements:

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes and 10% senior convertible notes is equal to fair value due to the issuance of new debt instruments having similar terms and conditions subsequent to December 31, 2010.  The fair value of the obligation under capital lease at December 31, 2010 was approximately $6,437, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

14.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$ 7,550,000	$ 7,130,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	8,600,000	8,180,000

Valuation allowance	(8,600,000)	(8,180,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2009 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2009 - 34%) to the net loss as a result of the following:

	2010	2009
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (457,938)	$ (562,927)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	420,000	440,000
Compensation expense	1,000	5,000
Interest and financing costs	17,000	72,000
Other	19,938	45,927

	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

14.

Income taxes (continued):

The Corporation has net operating losses of $22,398,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,246,000
$ 22,398,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

15.

Change in non-cash operating working capital:

	2010	2009

Amounts receivable	$ (17,785)	$ (16,891)
Prepaid expenses	--	6,852
Accounts payable	12,207	36,318
Accrued liabilities	132,688	112,881
Deferred revenue	165,000	--
	$ 292,110	$ 139,160

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2010, nor during the year ended December 31, 2009.  Interest paid in cash during the years ended December 31, 2010 and December 31, 2009 were $1,656 and $14,718, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2010	2009
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	$ 355,600	$4,575,315
Debt issuance costs	597	13,150
Issuance of the Corporation’s common stock in settlement of interest
payable on the 10% senior convertible notes	--	160,287
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	--	10,000
Issuance of the Corporation’s common stock as incentives under
consulting services contracts	--	44,600
Issuance of the Corporation’s common stock as partial consideration for
Services rendered	--	60,000
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	--	108,100
Issuance of the Corporation’s 10% senior convertible notes in
settlement of promissory notes, and accrued interest thereon	--	132,926
Total	$ 356,197	$ 5,104,378

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

17.

Subsequent events:

On January 31, 2011, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $66,031 in note principal, plus $7,164 in accrued interest thereon, in exchange for 2,439,816 common shares of the Corporation.

On February 1, 2011, the Corporation issued $289,658 of its 12% convertible notes in settlement of $250,000 previously issued 10% senior convertible notes which matured on December 31, 2010, plus $39,657 in accrued interest thereon.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus; interest is payable either on payment of the principal amount, or on conversion, pro rata on the converted principal amount; at the holder’s option interest may be paid in either cash or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 2,896,580 shares of its common stock to the holder pursuant to the terms of the note.

On February 10, 2011, the Corporation issued $60,000 of its 10% senior convertible notes for cash.  The notes permit the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable at such times as the holder requests payment in writing, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued 600,000 shares of its common stock to the holder pursuant to the terms of the notes.

On February 16, 2011, the Corporation issued $40,000 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature on November 18, 2011, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The note may be prepaid during the period from issuance to maturity, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment. . Any balance of principal and interest which is unpaid after the maturity date, may be converted by the holder into common stock of the Corporation, at a variable rate of conversion which is to be calculated based on the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

(In U.S. dollars)

17.

Subsequent events (continued):

On March 23, 2011, the Corporation issued 266,666 shares of its common stock as partial consideration for services provided under the terms of a consulting agreement.  On March 29, 2011, the Corporation issued a further 500,000 shares of its common stock for services provided and to be provided, pursuant to the terms of the agreement.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

On March 29, 2011, the Company dismissed its Independent Auditor from KPMG.

The report of KPMG regarding our financial statements for the last two fiscal years ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there is substantial doubt about our ability to continue as a going concern.

During the two most recent fiscal years and during any subsequent interim period prior to March 29, 2011, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter thereof in connection with its report.

On March 29, 2011, the Company retained Seale & Beers, CPAs as the Company’s Independent Auditor, who audited our year-end 2010.

During the Registrant's two most recent fiscal years or any subsequent  interim period prior to engaging Seale & Beers, CPAs, the Company, or someone on the Company's behalf, had not consulted Seale & Beers, CPAs regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K.

The Company’s Board of Directors approved the change of auditors pursuant to Item 304(a)(1)(iii) of Regulation S-K.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Seale & Beers, CPAs, our independent registered public accounting firm, which audited our financial statements included in this annual report on Form 10-K, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2010.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2010, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2010:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

There has been no change in internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2010:

Name	Age	Position
Bruce I. Benn	57	Director, President, Chief Executive Officer,
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

Code of Ethics Policy

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on April 15, 2011. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2010.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2010	116,494	0	0	0	0	0	0	116,494
(1)(4)	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2010 has been accrued but not paid.

(5) Reported salary for August 2006 to July 2008 has been accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	900,000	0	0	$0.04	2013/05/12	0	0	0	0
	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Benn, Ronald	900,000	0	0	$0.04	2013/05/12	0	0	0	0
	900,000	0	0	$0.04	2012/06/19	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

(1)  Calculated based on $0.03 per share of common stock, the closing bid price of our common stock on December 31, 2009.

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2010.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2011, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Henrik Olsen (2)	8,460,604	7.5%
Rte De St. Cergue 297
CH 1260 Nyon
Switzerland

Leonid Frenkel (3)	10,848,861,	9.6%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (4)	6,020,454	5.2%
All Executive Officers and Directors
As a Group	6,020,454	5.2%
*Executive Officer and/or a Director.

(1)  Based upon 113,257,100 shares of common stock issued and outstanding as of April 12, 2011 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

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

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2011:

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,905,000 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance; 2,700,000 of the options are exercisable until June 19, 2012; 1,205,000 of the options are exercisable until May 12, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,117,302 options originally granted under this plan, none were exercised as of April 12, 2011, and 2,212,302 expired during periods prior to January 1, 2009, leaving 3,905,000 currently outstanding.

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

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2010 is $611,887 payable to the director and to a company controlled by the director, and $39,632 payable to an individual related to the director and to a company controlled by an individual related to the director.

Included in promissory notes payable at December 31, 2010 is $90,754 payable to companies controlled by the director and an individual related to the director of the Corporation.

$84,698 in accrued interest charges relating to these notes is included in accrued liabilities; $75,152 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2010 fiscal year	Fees billed for 2009 fiscal year
Audit fees	$121,609	$ 100,780

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

There were no tax-related, audit-related or other fees incurred during the year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

(1)

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

(7)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on August 24, 2007 and incorporated herein by reference.

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

Dated:  April 15, 2011

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 15, 2011

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906

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

(7)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on August 24, 2007 and incorporated herein by reference.