Form 10-K/A
period 2010-12-31
VALIDIAN CORP
filed 2011-05-16
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2012
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

We are amending our Form 10-K to file amended wording for Item 9A(T).  Controls and Procedures, as well as amended wording for Exhibits 31.1 and 31.2.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as a result of the material weaknesses noted below, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is not supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to further periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Seale & Beers, CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906 (8)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 (8)

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

(8)

Previously filed as an Exhibit to our Annual Report on Form 10-K, for the year ended December 31, 2010, filed with the Commission on April 15, 2011 and incorporated herein by reference.

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

Dated:  May 13, 2011

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  May 13, 2011

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906 (8)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 (8)

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

(8)

Previously filed as an Exhibit to our Annual Report on Form 10-K, for the year ended December 31, 2010, filed with the Commission on April 15, 2011 and incorporated herein by reference.