Form 10-Q
period 2011-03-31
VALIDIAN CORP
filed 2011-05-23
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 17, 2011, 115,029,365 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

 Consolidated, Condensed Balance Sheets

(In United States dollars)

(Unaudited)

	March 31, 2011	Dec 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 1,106	$ --
Value added taxes recoverable	51,804	40,499
Deferred finance charges	2,297	--
Total Current assets	55,207	40,499
Property and equipment, net of accumulated depreciation of $34,144
(December 31, 2010 - $32,850)	6,579	7,873

Total assets	$ 61,786	$ 48,372
Liabilities and Stockholders’ Deficiency
Current liabilities:
Bank overdraw	$ --	$ 1,877
Accounts payable and accrued liabilities (note 10)	2,348,157	2,160,116
Accrued interest on promissory notes payable to related parties (note 10)	103,274	84,698
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 10)	120,307	120,253
Promissory notes payable to related parties (notes 2,10)	92,098	90,754
Current portion of capital lease obligation (note 6)	4,079	3,908
10% Senior convertible notes (notes 3, 10)	5,325,600	5,581,631
10% Senior convertible notes payable to related parties (notes 3, 10)	651,519	651,519
12% convertible notes (note 4)	289,658	--
Convertible promissory notes (note 5)	3,243	--
Total current liabilities	9,257,935	9,014,756

Capital lease obligation (note 6)	1,062	2,052
Total liabilities	9,258,997	9,016,808

Stockholders’ deficiency (note 7):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2011 and at December 31, 2010)	--	--
Common stock, ($0.001 par value. Authorized 300,000,000 shares; issued and outstanding 113,257,100 and 106,554,038 shares at March 31, 2011 and December 31, 2010, respectively.)	113,257	106,554
Additional paid in capital	26,511,721	26,301,990
Deficit accumulated during the development stage	(35,793,755)	(35,348,546)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2011 and December 31, 2010, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(9,197,211)	(8,968,436)

Basis of presentation (note 1)
Contingent liabilities (note 11)
Subsequent events (note 15)
Total liabilities and stockholders’ deficiency	$ 61,786	$ 48,372

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated, Condensed Statements of Operations

For the three months ended March 31, 2011 and 2010

And for the Period from August 3, 1999 to March 31, 2011

(In United States dollars)

(Unaudited)

			Period from
	Three Months Ended		August 3, 1999
	March 31,		To March 31,
	2011	2010	2011
Expenses:
Selling, general and administrative	$ 140,511	$ 104,490	$15,469,545
Research and development	18,888	53,572	9,995,116
Depreciation of property and equipment	1,294	1,242	443,202
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
	160,693	159,304	27,511,356

Loss before other income (expenses)	(160,693)	(159,304)	(27,511,356)

Other income (expenses):
Interest income	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 7)	1,348	--	306,143
Interest and financing costs (notes 8 and 10)	(247,585)	(184,086)	(8,464,158)
Foreign exchange gain (loss)	(38,279)	(28,828)	(186,112)
	(284,516)	(212,914)	(8,282,399)

Net loss	$(445,209)	$(372,218)	$(35,793,755)

Loss per common share – basic and diluted (note 10)	$(0. 00)	$(0.00)

Weighted average number of common shares outstanding during period	110,456,118	105,234,283

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

For the period from December 31, 1998 to March 31, 2011

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

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2011

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$ (33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	1,436,685	1,437	28,064	–	–	–	–	29,501

Intrinsic value of the beneficial
conversion feature of the 10%
senior convertible notes at
date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options earned
during the period	–	–	4,142	–	–	–	–	4,142
Net loss and comprehensive
loss	–	–	–	–	(1,358,341)	–	–	(1,358,341)
Balances at December 31, 2010	106,554,038	$ 106,554	$26,301,990	$ 21,304	$ (35,348,546)	$ –	$(49,738)	$(8,968,436)

Stock issued in consideration of a signing bonus for consulting agreements	500,000	500	14,500	--	--	--	--	15,000

Stock issued in settlement of 10% senior convertible notes and accrued interest thereon	2,439,816	2,440	70,755	--	--	--	--	73,195

Stock issued in settlement of accounts payable and accrued liabilities	266,666	267	6,385	--	--	--	--	6,652

Stock issued pursuant to the terms of the 12% convertible notes at issuance	2,896,580	2,896	55,036	--	--	--	--	57,932

Intrinsic value of the beneficial conversion feature of the 2% convertible notes at issuance	--	--	9,655	--	--	--	--	9,655

Stock issued pursuant to the terms of the 10% senior convertible notes at issuance	600,000	600	11,400	--	--	--	--	12,000

Intrinsic value of the beneficial conversion feature of the 10% senior convertible notes at date of issuance	--	--	2,000	--	--	--	--	2,000

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from December 31, 1998 to March 31, 2011

(In United States dollars)

 (Unaudited)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Intrinsic value of the beneficial conversion feature of the convertible promissory notes at issuance	--	--	40,000	--	--	--	--	40,000
Net loss and comprehensive
loss	–	–	–	–	(445,209)	–	–	(445,209)
Balances at March 31, 2011	113,257,100	$ 113,257	$26,511,721	$ 21,304	$ (35,793,755)	$ –	$(49,738)	$(9,197,211)

See accompanying notes to unaudited interim consolidated financial statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Consolidated, Condensed, Statements of Cash Flow

For the three months ended March 31, 2011 and 2010

And for the Period from August 3, 1999 to March 31, 2011

(In United States dollars)

(Unaudited)

	Three Months Ended March 31,		Period from August 3, 1999 to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$ (445,209)	$(372,218)	$ (35,793,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,294	1,242	443,202
Stock-based compensation	15,000	1,731	3,557,739
Non-cash interest and financing expense	246,733	183,723	8,438,601
Loss (gain) on extinguishment of debt and accrued liabilities	(1,348)	--	(306,143)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(11,305)	(5,825)	(26,002)
Prepaid expenses	--	--	(61,557)
Accounts payable and accrued liabilities	99,739	84,788	4,382,821
Deferred revenue	--	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(95,096)	(106,559)	(17,306,091)
Cash flows from investing activities:
Additions to property and equipment	--	--	(539,043)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(384,079)
Cash flows from financing activities:
Capital lease repayments	(819)	(651)	(25,348)
Issuance of promissory notes	--	1,166	4,852,272
Issuance of 10% senior convertible notes	60,000	75,000	3,534,000
Issuance of convertible promissory notes	40,000	--	40,000
Debt and equity issuance costs	(2,500)	--	(935,483)
Repayment of promissory notes	(7,065)	(2,366)	(233,012)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	89,616	73,149	17,637,766

Effects of exchange rates on cash and cash equivalents	8,463	2,043	18,711
Net increase (decrease) in cash and cash equivalents	2,983	(31,367)	(33,693)
Cash and cash equivalents:
Beginning of period	(1,877)	36,689	34,799
End of period	$ 1,106	$ 5,322	$ 1,106

Supplementary information (note 12)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2011.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2010.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $9,202,728 and stockholders’ deficiency of $9,197,211 as at March 31, 2011, and has incurred a loss of $445,209 and negative cash flow from operations of $95,096 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2010. As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2011, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $657,000 for the year ending December 31, 2011, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2011 and December 31, 2010:

	Three months	Year ended
	ended March 31,	December 31,
	2011	2010
	(unaudited)
Balance beginning of period	$ 211,007	$ 112,428

Notes issued	--	161,397

Principal repaid	(7,065)	(65,878)

Adjustment for foreign currency translation	8,463	3,060

	$ 212,405	$ 211,007

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 176,155	$ 174,757
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	36,250	36,250
	212,405	211,007
Payable to related parties (note 10)	(92,098)	(90,754)
	$ 120,307	$ 120,253

Included in interest and financing costs for the three months ended March 31, 2011 is $6,324 (2010: $3,359) of interest on the promissory notes, of which $755 (2010:  $363) was paid in cash.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2011 and December 31, 2010:

	Three months	Year
	Ended	Ended
	March 31, 2011	December 31, 2010
	(unaudited)
Balance beginning of period	$ 6,233,150	$ 5,978,407

Note proceeds on issuance	60,000	591,198
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock	(600)	(1,437)
Allocated to additional paid-in capital	(11,400)	(28,064)
	(12,000)	(29,501)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(2,000)	(20,897)
Proceeds allocated to 10% senior convertible notes on issuance	46,000	540,800

Accretion recorded as a charge to interest and financing costs	14,000	50,398
Principal converted pursuant to the terms of the notes	(66,031)	--
Principal matured and repaid through the issuance of new 10%
senior convertible notes	--	(336,455)
Principal matured and repaid through the issuance of 12% convertible promissory notes (note 4)	(250,000)	--
	5,977,119	6,233,150
Payable to related parties (note 10)	(651,519)	(651,519)
	$ 5,325,600	$ 5,581,631

During the three months ended March 31, 2011, the Company issued of $60,000 of its 10% senior convertible notes for cash, and settled $250,000 of the notes.  Also during the period, holders of the notes exercised the conversion feature of the notes, and converted $66,031 in principal and $7,164 in accrued interest thereon into 2,439,816 common shares of the Company.

Under the terms of the notes issued during the three months ended March 31, 2011, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  The notes are payable on demand.

Holders of the notes issued during the three months ended March 31, 2011 were granted 600,000 common shares of the Company upon issuance of the notes; $12,000, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$2,000, representing the relative fair value of the beneficial conversion feature of the notes issued during the three months ended March 31, 2011 was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

3.  10% Senior convertible notes (continued)

During the three months ended March 31, 2011, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $66,031 in note principal, plus $7,164 in accrued interest thereon, in exchange for 2,439,816 shares of the Company’s common stock.

Also during the three months ended March 31, 2011, $250,000 of the 10% senior convertible notes, plus $39,658 in accrued interest thereon, were settled with the issuance of $289,658 of the Company’s 12% convertible notes.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  At March 31, 2011, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2011, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2011:

Note	Conversion
Principal	Rate
$ 4,965,612	$0.03
511,507	0.038
500,000	0.10
$ 5,977,119

At March 31, 2011, $2,865,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,112,094 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended March 31, 2011 is $150,229 (2010:  $148,065) in coupon rate interest accrued on the 10% senior convertible notes, and $14,000 (2010:  $32,502) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

4.  12% Convertible notes

During the three months ended March 31, 2011, the Company issued $289,658 of its 12% convertible notes in settlement of $250,000 of its 10% senior convertible notes which matured on December 31, 2010, plus $39,658 in accrued interest thereon.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted.  The Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus.  Interest is payable either on payment of the principal amount, or on conversion, pro rata on the converted principal amount.  At the holder’s option, interest may be paid in either cash or in common shares of the Company at the rate in effect for conversion of the principal.  The note is payable on demand.

The holder of the note was granted 2,896,580 common shares of the Company upon issuance of the note; $57,932, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$9,655, representing the relative fair value of the beneficial conversion feature of the notes was allocated to additional paid in capital.

Included in interest and financing costs for the three months ended March 31, 2011 is $5,523 (2010:  $nil) relating to accrued coupon-rate interest on the 12% convertible notes, plus $67,587 (2010:  $nil) relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

5.  Convertible promissory notes

During the three months ended March 31, 2011, the Company issued $40,000 of its convertible promissory notes for cash.  The note bears interest at the rate of 8% until it matures on November 18, 2011, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The note may be prepaid during the period from issuance to August 15, 2011, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 15, 2011 or thereafter, into common stock of the Company.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

The convertible promissory notes contain penalty provisions relating to events of default, pursuant to which the Company could be required not only to pay interest at the rate of 22% following such an event, but also to pay immediately 150% of the principal outstanding plus accrued interest and penalty interest; alternatively, the Company could be required, at the discretion of the holder, to issue stock in satisfaction of the value determined under such penalty provisions, at the rate of conversion in effect at such time as the holder so elects.  In addition to non-payment of the note principal and interest at maturity or failure to transfer stock on receipt of a notice of conversion from the holder, events of default include making an assignment or appointment of a receiver or trustee, ceasing operations, liquidating assets or entering into bankruptcy proceedings; certain money judgments filed against the Company; breach of covenants, representations or warranties under the note; delisting of the Company’s stock or failure to comply with the exchange act; failure to maintain property or rights which are necessary to the Company’s business; certain restatements of the Company’s financial statements as filed with the SEC during the preceding two years; effectuating a reverse stock split without first providing the holder with 20 days notice of such occurrence; replacing the Company’s transfer agent without first providing to the successor transfer agent, the necessary instructions to effect a transfer of stock to the holder pursuant to the terms of the note.

$40,000, representing the relative fair value of the beneficial conversion feature of the note, was allocated to additional paid in capital.  The convertible promissory note is being accreted to its face value over the nine month term of the note, through periodic charges to interest expense, using the effective interest rate method.  During the three months ended March 31, 2011, $3,243 (2010: $nil)  in accretion was recognized, through a charge to interest and financing costs, leaving a balance of $36,757 to be accreted over the remaining term of the note.

$2,500 in finance fees were incurred in relation to the convertible promissory note, and are being charged to interest and financing costs over the term of the note, using the effective interest rate method.  During the three months ended March 31, 2011, $203 (2010:  $nil) was charged to interest and financing costs in relation to these finance fees, leaving a balance of $2,297 to be amortized to expense over the remaining term of the note.

Also during the three months ended March 31, 2011, $377 (2010:  $nil) in coupon rate interest relating to the convertible promissory notes was charged to interest and financing costs.

6.  Capital lease obligation:

The Company has entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are approximately as follows:

Twelve months ending March 31:
2012	$ 4,319
2013	1,080
Total minimum lease payments	5,399
Less amount representing interest, at 6.61%	258
Present value of minimum lease payments	5,141
Current portion of capital lease obligation	4,079
$ 1,062

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

7.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2011, the Company issued 500,000 shares of its common stock as an incentive for a consultant to enter into a consulting agreement with the Company.  $15,000, representing the fair value of the stock at date of issuance, has been allocated to shares and additional paid in capital.

On January 31, 2011, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $66,031 in note principal, plus $7,164 in accrued interest thereon, in exchange for 2,439,816 common shares of the Corporation (note 3).  $73,195 has been allocated to the stock and additional paid in capital to reflect this transaction.

On March 21, 2011, the Company issued 266,666 shares of its common stock in settlement of $8,000 in accounts payable.  A gain of $1,348 was recognized on this transaction.

In connection with the issuance of the Company’s 12% convertible notes during the three months ended March 31, 2011, the Company issued 2,896,580 shares of its common stock, with a relative fair value of $57,932, to the holders of the notes (note 3).

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2011, the Company issued 600,000 shares of its common stock, with a relative fair value of $12,000, to the holders of the notes (note 3).

As at May 17, 2011, the Company has 115,029,365 shares of its common stock issued and outstanding; an additional 208,547,232 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding 10% senior convertible notes and 12% convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 23,576,597.

Additionally, the Company is required, under the terms of the convertible promissory notes, to reserve a minimum of 17,241,379 common shares for conversion of the notes, commencing August 15, 2011, and a further 9,888,438 common shares commencing October 24, 2011.

The Company’s officer and director, and a company controlled by the officer and director are entitled to receive an aggregate of 22,196,167 of common shares on the exercise of options and conversion of convertible notes held.  The officer and director has agreed to forego this entitlement until such time as the authorized capital of the Company has been increased to an amount sufficient to eliminate any potential deficiency in the authorized capital.

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of March 31, 2011, there were a total of 7,700,000 options granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  7,625,000 of the options are fully vested; 75,000 vest on June 21, 2011.  2,300,000 options remained available for grant under these plans as of March 31, 2011.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

7.  Stockholders’ deficiency (continued)

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Selling, general and administrative	$ 15,000	$ --
Research and development	--	1,731
Total stock-based compensation included in expenses	$ 15,000	$ 1,731

8.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest; accretion and financing costs relating to the 10% senior convertible notes, promissory notes, and convertible promissory notes; and the interest portion of capital lease payments.

9.  Loss per share

As the Company incurred a net loss during the period ended March 31, 2011, and during the period ended March 31, 2010, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2011	March 31, 2010
	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	183,981,151	186,787,380
Shares issuable on conversion of 12% convertible notes and accrued interest thereon	9,839,367	--
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	3,120,000	3,120,000
	204,640,518	197,607,380

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

10.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $611,887 (December 31, 2010 – $611,887) payable to a director and to a company controlled by a director, and $39,632 (December 31, 2010 – $39,632) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $92,098 (December 31, 2010 - $90,754) payable to the director and to a company controlled by a director.

$103,274 (December 31 – $84,698) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at March 31, 2011.  $18,829 (2010 - $17,528) is included in interest and financing costs for the three months ended March 31, 2011.

11.  Contingent liabilities

Effective March 1, 2011, the Company entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Company achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of March 31, 2011, the accumulated contingent liability under this arrangement was $3,000.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended March 31, 2011.

12.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2011, nor during the three months ended March 31, 2010.  Interest paid in cash during the three months ended March 31, 2011 was $853.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2011 and 2010:

	2011	2010
Issuance of the Company’s 12% convertible notes in settlement of previously issued 10% senior convertible notes, which matured on
December 31, 2010, plus accrued interest thereon	$ 289,658	$ --
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	6,652	--
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	73,195	--
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	15,000	--
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	8,000	--
	$ 392,505	$ --

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Consolidated, Condensed Financial Statements

March 31, 2011

(In United States dollars)

 (Unaudited)

13.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible, 12% convertible, promissory, and convertible promissory notes approximate fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to the period ended March 31, 2011.  The fair value of the obligation under capital lease at March 31, 2011 was approximately $5,141, based on the present value of future cash flows, discounted at market rates, as of the balance sheet date.

14.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

15. Subsequent events

On April 27, 2011, the Company issued $32,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature on January 30, 2012, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The note may be prepaid during the period from issuance until October 24, 2011, in whole or in part, at various rates ranging from 130% to 145% of the principal plus accrued interest to the date of prepayment.  Any balance of principal or interest which is not repaid prior to October 24, 2011, may not be prepaid.  The holder has the right to convert any balance of principal and interest which is unpaid after October 24, 2011, into common stock of the Company, at a variable rate of conversion which is to be calculated based on the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

On April 30, 2011, the Company issued $177,227 of its 12% convertible notes in settlement of $161,115 previously issued 10% senior convertible notes plus accrued interest thereon.  The note permits the holder, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus; the note is payable on demand; interest will accrue at the rate of 12% until the notes are either repaid by the Company or converted by the holder.  At the holder’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the note principal.  The Company issued 1,772,265 shares of its common stock to the holder pursuant to the terms of the note.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2010 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2011 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2011 compared to the Three Months Ended March 31,2010

Revenue:  We had no revenue during the three months ended March 31, 2011, nor during the three months ended March 31, 2010.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2011, we incurred a total of $140,511, as compared to $104,490, during the three months ended March 31, 2011.  There was an overall increase in selling, general and administrative expenses of $36,021 (34%) during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The increase in selling, general and administrative expense occurred primarily as a result of increased expenditure for the services of a marketing consultant, and the issuance of 500,000 shares of our common stock, valued at $15,000, as an incentive for a consultant to enter into a contract to provide investor relations and financial services.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2011, we incurred a total of $18,888, as compared to $53,572 during the three months ended March 31, 201 on research and development activities.  There was an overall decrease in research and development expenses of $24,684 (65%) during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The decrease in research and development expenses is due primarily to a reduction in fees paid to consultants for development work during the period, as we focused on evaluating and testing the results of development work undertaken during the preceding period.  This involved fewer resources than we used during the three months ended March 31, 2010, during which time we contracted with additional software developers in order to meet target dates for providing evaluation licences to several potential customers.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  Interest and financing costs during the three months ended March 31, 2010 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the three months ended March 31, 2011, we incurred $247,595 in interest and financing costs, an increase of $63,499 (34%) over the $184,086 in interest and financing costs incurred during the three months ended March 31, 2010.

The $247,585 in interest and financing costs we incurred during the three months ended March 31, 2011 is comprised of $162,454 of interest paid and payable to the holders of our debt; $14,000 of accretion of our 10% senior convertible notes; $67,587 of accretion on our 12% convertible notes; $3,243 of accretion of our convertible promissory notes; $203 of amortized deferred finance fees relating to the 12% convertible notes; and $98 in interest on the capital lease.  The $184,086 in interest and financing costs we incurred during the three months ended March 31, 2010 is comprised of $151,424 of interest paid and payable to the holders of our debt; $32,502 of accretion of our 10% senior convertible notes; and $189 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2010, and a significant portion of these notes remain in default as at March 31, 2011.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes and to promissory notes issued with common stock, for the three months ended March 31, 2011, and for the three months ended March 31, 2010 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended March 31, 2011 was less than the fair value of equity components relating to similar notes issued during the three months ended March 31, 2010, which resulted in a decrease of $18,502 (57%) in accretion related to these classes of notes.

There is no comparable expense for the $67,587 of accretion on our 12% convertible notes or the $3,243 of accretion of our convertible promissory notes, as we issued these classes of notes for the first time during the period ended March 31, 2011.

Interest paid and payable to the holders of our debt increased by $11,030 (7%), as a result of a net increase of $75,025 in principal outstanding on our interest-bearing debt during the period from March 31, 2010 to March 31, 2011.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended March 31, 2011 and March 31, 2010, the Canadian dollar gained strength in relation to the United States dollar, resulting in overall losses on foreign currency translations of $38,279 and $28,828, respectively.

Net loss: We incurred a loss of $445,209 (rounded to $0.00 per share) for the three months ended March 31, 2011, compared to a loss of $372,218 (rounded to $0.00 per share) for the three months ended March 31, 2010.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $2,983 during the three months ended March 31, 2011, from a balance of $(1,877) at December 31, 2010, to $1,106 at March 31, 2011.  Our net loss of $445,209 during the period, and resulting cash used in operations of $95,096, were offset by an increase in cash resulting from the issuance of $60,000 of 10% senior convertible notes, and $37,500, net of issuance costs, of our convertible promissory notes during the period.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2011.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2011, we had negative working capital of $9,202,728 and an accumulated deficit during the development stage of $35,793,755; for the three months then ended we had a net loss of $455,209, and negative cash flow from operations of $95,096.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2010.  A substantial amount of these notes remain unpaid as of March 31, 2011.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2011 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2011, however we cannot be assured that this will be the case.  During the three months ended March 31, 2011, we did not retain any new personnel.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2011, we issued $60,000 of 10% senior convertible notes, and $37,500, net of issuance costs, of convertible promissory notes, which generated cash to fund operations.  During this period, we also issued $289,658 of our 12% convertible notes in settlement of $250,000 previously issued 10% senior convertible notes which matured on December 31, 2010, plus accrued interest thereon, and 2,439,816 shares of our common stock in settlement of $66,031 10% senior convertible notes and $7,164 in accrued interest thereon, and 266,666 shares of our common stock in settlement of accounts payable, which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued 500,000 shares of our common stock as a signing bonus for a consultant entering into a contract with the Company, which also reduced the amount of cash which would otherwise have been required for the related consulting services.

As at May 17, 2011, the Company has 115,029,365 shares of its common stock issued and outstanding; an additional 208,547,232 common shares are issuable upon the exercise of outstanding options, warrants and the conversion of outstanding 10% senior convertible notes and 12% convertible notes.  Common shares issued and issuable therefore exceed the 300,000,000 shares authorized for issuance by 23,576,597.

Additionally, the Company is required, under the terms of the convertible promissory notes, to reserve a minimum of 17,241,379 common shares for conversion of the notes, commencing August 15, 2011, and a further 9,888,438 common shares commencing October 24, 2011.

The Company’s officer and director, and a company controlled by the officer and director are entitled to receive an aggregate of 22,196,167 of common shares on the exercise of options and conversion of convertible notes held.  The officer and director has agreed to forego this entitlement until such time as the authorized capital of the Company has been increased to an amount sufficient to eliminate any potential deficiency in the authorized capital.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEMS 4 AND 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2010, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2010 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2010:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Since the departure of our Chief Financial officer and the office administrator in 2008, our controller has been the only person involved in the data entry function.  While our Chief Executive Officer has assumed the role of the Chief Financial Officer on an interim basis, we nonetheless are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2010, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was not operating effectively during the preceding year, as the Company did not consult with external advisors on certain complex and non-routine transactions and on certain of these transactions, errors were identified by our auditors.  All material misstatements detected by the audit have been corrected by the Company.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended March 31, 2011.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to these risk factors during the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2011, the Company issued 1,772,265 shares of its common stock to an accredited investor pursuant to the terms of $177,227 of its 10% senior convertible notes, which were issued to the investor on the same date, the proceeds of which were used to settle $161,115 in previously issued 10% senior convertible notes plus accrued interest thereon.

The foregoing securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  A significant amount of these notes remained unpaid as of March 31, 2011, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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

Dated:  May 23, 2011

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 23, 2011