Form 10-Q
period 2011-09-30
VALIDIAN CORP
filed 2011-11-17
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 14, 2011, 127,988,630 shares of the registrant’s common stock were outstanding.

SEC 2334 (9-05)

Potentialpersonswhoaretorespondtothecollectionofinformationcontainedinthisformarenot

requiredtorespondunlesstheformdisplaysacurrentlyvalidOMBcontrolnumber.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Balance Sheets

(In United States dollars)

	Sept 30, 2011	Dec 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 22,529	$ --
Value added taxes recoverable	21,760	40,499
Prepaid consulting fees	41,400	--
Deferred finance charges	4,607	--
Total Current assets	90,296	40,499
Property and equipment, net of accumulated depreciation of $35,438 (December 31, 2010 - $32,850)	7,137	7,873

Total assets	$ 97,433	$ 48,372
Liabilities and Stockholders’ Deficiency
Current liabilities:
Bank overdraw	$ --	$ 1,877
Accounts payable and accrued liabilities (note 10)	2,618,031	2,160,116
Accrued interest on promissory notes and 10% senior convertible notes payable to related parties (note 10)	133,737	84,698
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 10)	130,184	120,253
Promissory notes payable to related parties (notes 2,10)	62,363	90,754
Current portion of capital lease obligation (note 6)	2,952	3,908
10% Senior convertible notes (notes 3, 10)	5,565,690	5,581,631
10% Senior convertible notes payable to related parties (notes 3, 10)	651,519	651,519
12% convertible notes (note 4)	177,227	--
Convertible promissory notes (note 5)	25,349	--
Total current liabilities	9,687,052	9,014,756

Capital lease obligation (note 6)	--	2,052
Total liabilities	9,687,052	9,016,808

Stockholders’ deficiency (note 7):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at September 30, 2011 and at December 31, 2010)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 125,163,888 and 106,554,038 shares at September 30, 2011 and December 31, 2010, respectively.)	125,163	106,554
Additional paid in capital	27,017,395	26,301,990
Deficit accumulated during the development stage	(36,703,743)	(35,348,546)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2011 and December 31, 2010, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(9,589,619)	(8,968,436)

Basis of presentation (note 1)
Contingent liabilities (note 11)
Subsequent events (note 15)
Total liabilities and stockholders’ deficiency	$ 97,433	$ 48,372

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

And for the Period from August 3, 1999 to September 30, 2011

(In United States dollars)

					Period from
	Three Months Ended		Nine Months Ended		August 3, 1999
	September 30,		September 30		To Sept 30,
	2011	2010	2011	2010	2011
Expenses:
Selling, general and administrative	$ 173,474	$ 120,911	$ 448,547	$ 374,363	$15,777,581
Research and development	24,711	16,596	67,662	100,007	10,043,890
Depreciation of property and equipment	1,268	1,242	3,856	3,725	445,764
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	199,453	138,749	520,065	478,095	27,870,728

Loss before other income (expenses)	(199,453)	(138,749)	(520,065)	(478,095)	(27,870,728)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts payable and accrued liabilities (note 7)	--	--	5,725	--	310,520
Interest and financing costs (notes 8 and 10)	(337,123)	(165,920)	(872,432)	(514,081)	(9,089,005)
Foreign exchange gain (loss)	70,164	(21,100)	31,575	(23,672)	(116,258)
	(266,959)	(187,020)	(835,132)	(537,753)	(8,883,015)

Net loss	$(466,412)	$(325,769)	$(1,355,197)	$(1,015,848)	$(36,703,743)

Loss per common share – basic and diluted (note 10)	$(0. 00)	$(0.00)	$(0. 01)	$(0.01)

Weighted average number of common shares outstanding during period	120,139,801	105,935,560	115,066,767	105,644,042

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed, Statements of Cash Flow

For the nine months ended September 30, 2011 and 2010

And for the Period from August 3, 1999 to September 30, 2011

(In United States dollars)

	Nine Months Ended September 30,		Period from August 3, 1999 to
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$ (1,355,197)	$ (1,015,848)	$ (36,703,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,856	3,725	445,764
Stock-based compensation	61,162	2,832	3,603,981
Non-cash interest and financing expense	865,374	513,439	9,057,242
Loss (gain) on extinguishment of debt and accrued liabilities	(5,725)	--	(310,520)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	18,739	(2,206)	4,042
Prepaid expenses	--	(2,500)	(61,557)
Accounts payable and accrued liabilities	181,785	96,315	4,464,867
Deferred revenue	--	165,000	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(230,006)	(239,243)	(17,441,001)
Cash flows from investing activities:
Additions to property and equipment	(3,120)	(1,216)	(542,163)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	(3,120)	(1,216)	(387,199)
Cash flows from financing activities:
Capital lease repayments	(3,008)	(3,195)	(27,537)
Issuance of promissory notes	10,000	79,397	4,862,272
Issuance of 10% senior convertible notes	161,500	200,000	3,635,500
Issuance of convertible promissory notes	125,500	--	125,500
Debt and equity issuance costs	(8,000)	--	(940,983)
Repayment of promissory notes	(32,767)	(59,869)	(258,714)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	153,225	216,333	17,801,375

Effects of exchange rates on cash and cash equivalents	4,307	141	14,555
Net increase (decrease) in cash and cash equivalents	14,406	(23,985)	(12,270)
Cash and cash equivalents:
Beginning of period	(1,877)	36,689	34,799
End of period	$ 22,529	$ 12,704	$ 22,529

Supplementary information (note 12)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2011.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2010.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $9,596,756, and stockholders’ deficiency of $9,589,619 as at September 30, 2011, and has incurred a loss of $1,355,197 and negative cash flow from operations of $230,006 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2010.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2011, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2011 and December 31, 2010:

	Nine months	Year ended
	ended September 30, 2011	December 31,
	(unaudited)	2010
Balance beginning of period	$ 211,007	$ 112,428

Notes issued	10,000	161,397

Principal repaid	(32,767)	(65,878)

Adjustment for foreign currency translation	4,307	3,060

	$ 192,547	$ 211,007

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 64,297	$ 174,757
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	128,250	36,250
	192,547	211,007
Payable to related parties (note 10)	(62,363)	(90,754)
	$ 130,184	$ 120,253

Included in interest and financing costs for the three and nine months ended September 30, 2011 is $6,253 (2010: $3,700) and $19,027 (2010: $7,018), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2011 and 2010 were $5,615 (2010:  $nil) and $6,803 (2010:  $203), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2011 and December 31, 2010:

	Nine months	Year
	Ended	Ended
	September 30, 2011	December 31, 2010
	(unaudited)
Balance beginning of period	$ 6,233,150	$ 5,978,407

Note proceeds on issuance	609,157	591,198
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(3,638)	(1,437)
Allocated to additional paid-in capital	(59,003)	(28,064)
	(62,641)	(29,501)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(130,760)	(20,897)
Proceeds allocated to 10% senior convertible notes on issuance	415,756	540,800

Accretion recorded as a charge to interest and financing costs	193,401	50,398
Principal converted pursuant to the terms of the notes	(120,173)	--
Principal matured and repaid through the issuance of new 10%
senior convertible notes	(93,810)	(336,455)
Principal matured and repaid through the issuance of 12% convertible promissory notes (note 4)	(411,115)	--
	6,217,209	6,233,150
Payable to related parties (note 10)	(651,519)	(651,519)
	$ 5,565,690	$ 5,581,631

During the nine months ended September 30, 2011, the Company issued of $161,500 of its 10% senior convertible notes for cash, $50,000 of the notes in settlement of accounts payable, $93,810 of the notes in settlement of $93,810 in previously issued 10% senior convertible notes, and $303,847 of the notes in settlement of $289,658 in 12% convertible notes and $14,189 in accrued interest thereon.  During this period the Company also settled $411,115 of the notes, and $55,769 in accrued interest thereon through the issuance of 12% convertible promissory notes.  As well, holders of the notes exercised the conversion feature of the notes, and converted $120,173 in principal and $32,071 in accrued interest thereon into 5,074,775 common shares of the Company during the nine months ended September 30, 2011.

Under the terms of the notes issued during the nine months ended September 30, 2011, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder; holders of $60,000 of the notes issued during the period are also entitled to receive payment of accrued interest on submission to the Company of a written request.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $131,500 of the notes issued during the period are payable on demand; $303,849 mature on December 31, 2011; and $173,808 mature on December 31, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the nine months ended September 30, 2011 were granted 3,638,468 common shares of the Company upon issuance of the notes; $6,241, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$130,760, representing the relative fair value of the beneficial conversion feature of the notes issued during the nine months ended September 30, 2011 was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  At September 30, 2011, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2011, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2011:

Note	Conversion
Principal	Rate
$ 5,205,702	$0.03
511,507	0.038
500,000	0.10
$ 6,217,209

At September 30, 2011, $2,865,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,352,184 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the nine months ended September 30, 2011 is $452,862 (2010:  $457,271) in coupon rate interest accrued on the 10% senior convertible notes, and $193,401 (2010:  $45,059) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.  Included in interest and financing costs for the three months ended September 30, 2011 is $153,709 (2010:  $157,560) in coupon rate interest accrued on the 10% senior convertible notes, and $128,760 (2010:  $4,535) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

4.  12% Convertible notes

During the nine months ended September 30, 2011, the Company issued an aggregate of $446,884 of its 12% convertible notes in settlement of $411,115 of its 10% senior convertible notes which matured on December 31, 2010, plus $55,769 in accrued interest thereon.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted.  The Company may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus.  Interest is payable either on payment of the principal amount, or on conversion, pro rata on the converted principal amount.  At the holder’s option, interest may be paid in either cash or in common shares of the Company at the rate in effect for conversion of the principal.  The notes are payable on demand.

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

Also during the nine months ended September 30, 2011, $289,658 of the notes and $14,189 in accrued interest thereon were settled through the issuance of $303,847 in 10% senior convertible notes.

Included in interest and financing costs for the three and nine months ended September 30, 2011 is $5,468 (2010:  $nil) and $23,212 (2010:  $nil), respectively,  relating to accrued coupon-rate interest on the 12% convertible notes; also included in interest and financing costs for the three and nine months ended September 30, 2011 is $60,027 (2010:  $nil) and $127,614 (2010:  $nil), respectively, relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

5.  Convertible promissory notes

During the nine months ended September 30, 2011, the Company issued $125,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$40,000 of the convertible promissory notes had a maturity date of November 18, 2011, and could be prepaid during the period from issuance to August 15, 2011, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 15, 2011 or thereafter, into common stock of the Company.  The rate of conversion was calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.   The holder of these notes exercised the conversion feature, and converted $40,000 of principal plus $1,600 of interest into an aggregate of 2,461,098 common shares of the Company.

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

$53,000 of the convertible promissory notes mature on June 19, 2012, and may be prepaid during the period from issuance to March 13, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at March 13, 2012 or thereafter, into common stock of the Company.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

5.  Convertible promissory notes (continued)

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

$109,942, representing the relative fair value of the beneficial conversion feature of the notes, was allocated to additional paid in capital.  The convertible promissory notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense, using the effective interest rate method.  During the three and nine months ended September 30, 2011, accretion of $39,009 (2010: $nil)  and $49,791 (2010:  $nil), respectively, was recognized, through charges to interest and financing costs, leaving a balance of $60,151 to be accreted over the remaining term of the notes.

$8,000 in finance fees were incurred in relation to the convertible promissory notes, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.  During the three and nine months ended September 30, 2011, $2,606 (2010:  $nil) and $3,393 (2010:  $nil), respectively, was charged to interest and financing costs in relation to these finance fees, leaving a balance of $4,607 to be amortized to expense over the remaining term of the note.

Also during the three and nine months ended September 30, 2011, $1,246 (2010:  $nil) and $2,877 (2010:  $nil), respectively, in coupon rate interest relating to the convertible promissory notes was charged to interest and financing costs.

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at September 30, 2011 was 4,987,188, which represents less than 1% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at September 30, 2011 approximates face value, therefore no adjustment for fair value restatement has been made.

6.  Capital lease obligation:

The Company has entered into a long-term lease arrangement for office equipment.  Future minimum payments remaining under this obligation are due approximately as follows:

Twelve months ending September 30:
2012	$ 3,050
Less amount representing interest, at 6.61%	98
Present value of minimum lease payments	2,952
Current portion of capital lease obligation	2,952
$ --

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

7.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2011, the Company issued an aggregate of 2,500,000 shares of its common stock as incentives for consultants to enter into consulting agreements with the company.  500,000 shares issued on March 21, 2011, and 1,000,000 shares issued on September 1, 2011, were in respect of service contracts for indefinite service periods.  As such, $17,200, representing the aggregate fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.  A further 1,000,000 shares were issued on September 1, 2011 in respect of a service contract for a two-year term.  $42,200, representing the fair value of the shares at issuance, was allocated to shares and additional paid in capital, and was charged to prepaid expense, and will be amortized over the two year term of the contract.

On various dates during the nine months ended September 30, 2011, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $120,173 in principal and $32,071 in accrued interest thereon, in exchange for 5,074,775 common shares of the Corporation (note 3).  $152,244 has been allocated to the stock and additional paid in capital to reflect this transaction.

On March 21, 2011, the Company issued 266,666 shares of its common stock in settlement of $8,000 in accounts payable.  A gain of $1,348 was recognized on this transaction.

In connection with the issuance of the Company’s 12% convertible notes during the nine months ended September 30, 2011, the Company issued 4,668,845 shares of its common stock, with a relative fair value of $94,503, to the holders of the notes (note 3).

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2011, the Company issued 3,638,468 shares of its common stock, with a relative fair value of $94,503, to the holders of the notes (note 3).

(b)

Transactions involving stock options

The Company has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Company.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.  As of September 30, 2011, there were a total of 7,700,000 options granted under these plans, all of which are fully vested and have an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  2,300,000 options remained available for grant under these plans as of September 30, 2011.

$1,162, representing the fair value of 75,000 options issued during 2009, and earned by non-employees during the current period, has been included in expense during the nine months ended September 30, 2011.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 1.02%; expected volatility of 178%; and an expected life of 3.0 years.

(c)

Transactions involving stock purchase warrants

The Company’s 3,120,000 stock purchase warrants expired on June 21, 2011.

(d)

Changes to authorized share capital

On November 4, 2011, the authorized share capital of the Company was amended as follows:  authorized common shares was increased from 300,000,000 to 700,000,000.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

7.  Stockholders’ deficiency (continued)

e)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Selling, general and administrative	$ 45,000	$ --	$ 60,000	$ --
Research and development	1,162	1,327	1,162	2,832
Total stock-based compensation included in expenses	$ 46,162	$ 1,327	$ 61,162	$ 2,832

8.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest; accretion and financing costs relating to the 10% senior convertible notes, 12% convertible notes, promissory notes, and convertible promissory notes; and the interest portion of capital lease payments.

9.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2011, and during the nine months ended September 30, 2010, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2011	September 30, 2010
	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	191,984,154	191,348,839
Shares issuable on conversion of 12% convertible notes and accrued interest thereon	6,208,308	--
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	4,987,188	--
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	--	3,120,000
	210,879,650	202,168,839

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

10.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $611,887 (December 31, 2010 – $611,887) payable to a director and to a company controlled by a director, and $39,632 (December 31, 2010 – $39,632) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $62,363 (December 31, 2010 - $90,754) payable to the director and to a company controlled by a director.

$133,737 (December 31 – $84,698) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at September 30, 2011.  $18,770 (2010:  $17,688) and $56,607 (2010:  $48,188) is included in interest and financing costs for the three and nine months ended September 30, 2011, respectively.

11.  Contingent liabilities

Effective March 1, 2011, the Company entered into a contract for consulting services, pursuant to which part of the remuneration is contingent upon the Company achieving certain funding goals, whereupon the contingent amount will become immediately due and payable.  As of September 30, 2011, the accumulated contingent liability under this arrangement was $21,000.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended September 30, 2011.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2011

 (In United States dollars)

12.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2011, nor during the nine months ended September 30, 2010.  Interest paid in cash during the nine months ended September 30, 2011 was $7,058.

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2011 and 2010:

	2011	2010
Issuance of the Company’s 12% convertible notes in settlement of previously issued 10% senior convertible notes, plus accrued interest
thereon	$ 466,884	$ 355,600
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	50,000	597
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 12% convertible notes and accrued interest thereon	303,847	--
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	93,810	--
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	152,244	--
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	41,600	--
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	101,400	--
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	6,652	--
Release of unused furniture in settlement of storage charges included in
accounts payable and accrued liabilities	4,376	--
	$ 1,220,813	$ 356,197

13.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible, 12% convertible, promissory, and convertible promissory notes approximate fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to the period ended September 30, 2011.  The fair value of the obligation under capital lease at September 30, 2011 was approximately $2,952, based on the present value of future cash flows, discounted at market rates, as of the balance sheet date.

14.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

15. Subsequent events

On November 4, 2011, holders of the convertible promissory notes exercised the conversion feature, and converted $8,000 of note principal into 824,742 common shares of the Company.

On November 11, 2011, the Company issued 2,000,000 shares of its common stock as bonuses to consultants.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2010 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2011 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenue: We had no revenue during the three months ended September 30, 2011, nor during the three months ended September 30, 2010.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2011, we incurred a total of $173,474, as compared to $120,911, during the three months ended September 30, 2010.  There was an overall increase in selling, general and administrative expenses of $52,563 (43%) during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The increase in selling, general and administrative expense occurred primarily as a result of recognizing the fair value of common stock issued as signing bonuses in connection with two new consulting agreements for investor relations and financing services; there were also monthly fees recognized pursuant to one of these contracts, as well as monthly fees relating to other investor relations consultants.  During the three months ended September 30, 2010, there was no comparable expense.

This increase in consulting fees was partially offset by a reduction in audit and related fees, and also a decrease in legal fees as the legal activities relating to our continuing defense against a claim brought by a former consultant of the Company were reduced during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended September 30, 2011, we incurred a total of $24,711, as compared to $16,596 during the three months ended September 30, 2010 on research and development activities. There was an overall increase in research and development expenses of $8,115 (49%) during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants for development work during the period.  During the three months ended September 30, 2010, our research and development activities were focused on evaluating and testing the results of development work undertaken during the preceding three months, and on the feedback received as a result of installations under evaluation licenses.  This work involved fewer resources than we engaged during the three months ended September 30, 2011, during which time we focused on achieving several specific development initiatives, and on evaluating, testing and debugging the development work undertaken during the preceding period.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  Interest and financing costs during the three months ended September 30, 2010 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the three months ended September 30, 2011, we incurred $337,123 in interest and financing costs, an increase of $171,203 (103%) over the $165,920 in interest and financing costs incurred during the three months ended September 30, 2010.

The $337,123 in interest and financing costs we incurred during the three months ended September 30, 2011 is comprised of $166,677 of interest paid and payable to the holders of our debt; $128,760 of accretion of our 10% senior convertible notes; $39,009 of accretion of our convertible promissory notes; $2,606 of amortized deferred finance fees relating to the convertible promissory notes; and $71 in interest on the capital lease.  The $165,920 in interest and financing costs we incurred during the three months ended September 30, 2010 is comprised of $161,260 of interest paid and payable to the holders of our debt; $4,535 of accretion of our 10% senior convertible notes; and $125 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2010, and a significant portion of these notes remain in default as at September 30, 2011.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the three months ended September 30, 2011, and for the three months ended September 30, 2010 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended September 30, 2011 was greater than the fair value of equity components relating to similar notes issued during the three months ended September 30, 2010, which resulted in an increase of $124,225 (274%) in accretion related to these classes of notes.

There is no comparable expense for the $39,009 of accretion of our convertible promissory notes, nor the $2,606 of amortized deferred finance fees relating to the convertible promissory notes incurred during the three months ended September 30, 2011, as we issued these classes of notes for the first time during the period ended September 30, 2011.

Interest paid and payable to the holders of our debt increased by $5,415 (3%), as a result of a net increase of $341,457 in principal outstanding on our interest-bearing debt during the period from September 30, 2010 to September 30, 2011.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended September 30, 2011, the United States dollar gained strength in relation to the Canadian dollar, resulting in an overall gain on foreign currency translations of $70,164.  During the three months ended September 30, 2010, the Canadian dollar gained strength in relation to the United States dollar, resulting in an overall loss on foreign currency translations of $21,100.

Net loss: We incurred a loss of $466,412 (rounded to $0.00 per share) for the three months ended September 30, 2011, compared to a loss of $325,769 (rounded to $0.00 per share) for the three months ended September 30, 2010.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenue:  We had no revenue during the nine months ended September 30, 2011, nor during the nine months ended September 30, 2010.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2011, we incurred a total of $448,547, as compared to $374,363, during the nine months ended September 30, 2010.  There was an overall increase in selling, general and administrative expenses of $74,184 (20%) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The increase in selling, general and administrative expense occurred primarily as a result of increased fees paid to investor relations consultants, including $60,000 with respect to the issuance of common shares as incentive for the consultants to enter into contracts with the Company; these increases were partially offset by reduced expenditure for audit and related fees.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2011, we incurred a total of $67,662, as compared to $100,007 during the nine months ended September 30, 2011 on research and development activities.  There was an overall decrease in research and development expenses of $32,345 (32%) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The decrease in research and development expenses is due primarily to a reduction in fees paid to consultants for development work during the period.  This decrease occurred as a result of additional development activities undertaken during the first and second quarters of 2010, during which time we hired an additional software developer in order to meet the testing and evaluation objectives set for that period.  During the nine months ended September 30, 2009, we engaged fewer resources to achieve several specific development initiatives, including the evaluation, testing and debugging of our software in order to generate new versions in anticipation of installations in subsequent quarters.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  Interest and financing costs during the nine months ended September 30, 2010 consisted of costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the nine months ended September 30, 2011, we incurred $872,432 in interest and financing costs, an increase of $358,351 (70%) over the $514,081 in interest and financing costs incurred during the nine months ended September 30, 2010.

The $872,432 in interest and financing costs we incurred during the nine months ended September 30, 2011 is comprised of $497,978 of interest paid and payable to the holders of our debt; $193,401 of accretion of our 10% senior convertible notes; $127,614 of accretion of our 12% convertible notes; $49,791 of accretion of our convertible promissory notes; $3,393 of amortized deferred finance fees relating to the convertible promissory notes; and $255 in interest on the capital lease.  The $514,081 in interest and financing costs we incurred during the nine months ended September 30, 2010 is comprised of $467,986 of interest paid and payable to the holders of our debt; $45,059 of accretion of our 10% senior convertible notes; $597 in finance fees relating to the issuance of new notes during the period; and $439 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2010, and a significant portion of these notes remain in default as at September 30, 2011.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any differing stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the nine months ended September 30, 2011, and for the nine months ended September 30, 2010 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the nine months ended September 30, 2011 was greater than the fair value of equity components relating to similar notes issued during the nine months ended September 30, 2010, which resulted in an increase of $148,342 (329%) in accretion related to these classes of notes.

There is no comparable expense for the $127,614 of accretion on our 12% convertible notes, the $49,791 of accretion of our convertible promissory notes, nor the $3,393 of amortized deferred finance fees relating to the convertible promissory notes, as we issued these classes of notes for the first time during the period ended September 30, 2011.

Interest paid and payable to the holders of our debt increased by $29,992 (6%), as a result of a net increase of $341,457 in principal outstanding on our interest-bearing debt during the period from September 30, 2010 to September 30, 2011.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the nine months ended September 30, 2011 the United States dollar gained strength in relation to the Canadian dollar, resulting in an overall gain on foreign currency translations of $31,575.  During the nine months ended September 30, 2010, the Canadian dollar gained strength in relation to the United States dollar, resulting in an overall loss on foreign currency translations of $23,762.

Net loss: We incurred a loss of $1,015,848 (rounded to $0.01 per share) for the nine months ended September 30, 2011, compared to a loss of $1,123,067 (rounded to $0.01 per share) for the nine months ended September 30, 2010.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $24,406 during the nine months ended September 30, 2011, from a balance of $(1,877) at December 31, 2010, to $22,529 at September 30, 2011.  Our net loss of $1,355,197 during the period, and resulting cash used in operations of $230,006, were offset by an increase in cash resulting from the issuance of $10,000 of our promissory notes, $161,500 of our 10% senior convertible notes, and $117,500, net of issuance costs, of our convertible promissory notes during the period.

We added an explanatory paragraph to our interim consolidated financial statements for the nine months ended September 30, 2011.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2011, we had negative working capital of $9,596,756 and an accumulated deficit during the development stage of $36,703,743; for the nine months then ended we had a net loss of $1,355,197, and negative cash flow from operations of $230,006.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2010.  A substantial amount of these notes remain unpaid as of September 30, 2011.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2011 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the first quarter of 2012, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2011, we did not retain any new personnel.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2011, we issued $10,000 of our promissory notes, $161,500 of 10% senior convertible notes, and $117,500, net of issuance costs, of convertible promissory notes, which generated cash to fund operations.  During this period, we also issued $466,884 of our 12% convertible notes in settlement of $411,115 previously issued 10% senior convertible notes which matured on December 31, 2010, plus accrued interest thereon; $303,847 of our 10% senior convertible notes in settlement of $289,658 12% convertible notes plus accrued interest thereon; 5,074,775 shares of our common stock in settlement of $120,173 10% senior convertible notes and $32,071 in accrued interest thereon; $93,810 of our 10% senior convertible notes in settlement of $93,810 of previously issued 10% senior convertible notes which matured on December 31, 2010; 2,461,096 shares of our common stock in settlement of $40,000 convertible promissory notes and $1,600 in accrued interest thereon; $50,000 10% senior convertible notes in settlement of $50,000 of accounts payable; and 266,666 shares of our common stock in settlement of accounts payable, which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued 2,500,000 shares of our common stock as signing bonuses for consultants entering into service contracts with the Company, which also reduced the amount of cash which would otherwise have been required for the related consulting services.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Our controller is the only person involved in the data entry function, and since the departure of our chief financial officer in 2008, our chief executive officer has assumed the role of chief financial officer.  We are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended September 30, 2011.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to these risk factors during the three months ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2011, holders of the convertible promissory notes exercised the conversion feature and converted $8,000 of note principal into 824,742 common shares of the Company.

On November 11, 2011, the Company issued 2,000,000 shares of its common stock as bonuses to consultants.

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  A significant amount of these notes remained unpaid as of September 30, 2011, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes, and $36,250 of the promissory notes will remain in default.

Item 4.  Removed and Reserved

Item 5.  Other Information

On November 4, 2011, a majority of the Company’s shareholders voted to increase the authorized common shares from 300,000,000 to 700,000,000.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Dated:  November 17, 2011

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 17, 2011