Form 10-K
period 2011-12-31
VALIDIAN CORP
filed 2012-04-16
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2012
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

6 Gurdwara Rd., Suite 100, Ottawa, Ontario, Canada	K2E 5A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-230-7211

Securities registered under Section 12(b) of the Exchange Act:   none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☑

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactice Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.02) and asked ($0.02) price of the registrant’s Common Stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,890,758, based upon the average between the closing bid and asked price ($0.02) multiplied by the 94,537,914 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 9, 2012: 151,724,724.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (3-10)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2011

PART I

4

Item 1.  Description of Business.

4

Item 1A.  Risk Factors

10

Item 2.  Description of Properties.

19

Item 3.  Legal Proceedings.

20

Item 4.  Mine Safety Disclosures

20

PART II

21

Item 5.  Market for Common Equity and Related Stockholder Matters.

21

Item 6.  Selected Financial Data.

24

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

25

Item 8. Financial Statements.

33

Consolidated Balance Sheets

35

Consolidated Statements of Operations

36

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

37

Consolidated Statements of Cash Flows

48

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

67

Item 9A(T).  Controls and Procedures.

67

Item 9B.  Other Information.

69

PART III

70

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

70

Item 11.  Executive Compensation.

71

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

72

Item 13.  Certain Relationships and Related Transactions.

74

Item 14.  Principal Accountant Fees and Services

74

PART IV

75

Item 15.  Exhibits and Financial Statement Schedules

75

SIGNATURES

76

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

Marketing Analysis

During the year ended December 31, 2011, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At March 31, 2012 we had two sales representatives.

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

SSL

Secure Socket Layer (SSL) is a browser level protection offered by a wide range of suppliers and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is an industry standard widely used across a large number of platforms and systems. However, we believe that it relies on a rather weak authentication model, because the browser is not authenticated by the server, which introduces a risk of impersonation.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2011	2010
$125,661	$115,407

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

We believe, but we cannot assure, that our technology and its implementation may be patentable.  We may file patent applications as we extend the development of our current technology, or as we develop new technology.  We have defined migration paths for the various products and developed schedules for that migration.  This defines the requirement for patent, trademarks and copyright protection, which we may apply for as required in order to prevent unauthorized use of our technology.

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

Employees

As at December 31, 2011, we had seven employees and contractual personnel, including one executive officer, two sales and marketing staff, three in research and development and one in administration.  Six are located in Ottawa, Canada and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $2,278,744 and negative cash flow from operations of $299,165 during the year ended December 31, 2011.  During the year ended December 31, 2010, we incurred a net loss of $1,358,341 and negative cash flow from operations of $367,000.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

We have issued options to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 31, 2012, we have outstanding options to purchase a total of 7,700,000 shares of our common stock, all of which have exercise prices at or above the recent market price of $0.02 per share (as of March 31, 2012).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 7,302 shares remaining for issuance as of March 31, 2012, the second of which had 2,292,698 shares remaining for issuance as of March 31, 2012.  Future options issued under these plans may have further dilutive effects.

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

As of March 31, 2012, we had outstanding 151,652,724 shares of our common stock, of which approximately 26,128,468 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of March 31, 2012, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 18% of the outstanding common stock if they exercised all of the options held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of March 31, 2012, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2010
January 1 to March 31	0.04	0.023
April 1 to June 30	0.0345	0.011
July 1 to September 30	0.021	0.01
October 1 to December 31	0.025	0.012
2011
January 1 to March 31	0.044	0.015
April 1 to June 30	0.039	0.0123
July 1 to September 30	0.065	0.02
October 1 to December 31	0.035	0.01
2012
January 1 to March 31	0.044	0.018

On March 31, 2012, the closing price of our common stock was $0.0218 per share.

(b)

Holders -- There were approximately 207 holders of record of our common stock as of March 31, 2012, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 31, 2012 was 151,652,724 shares.

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

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2011, we issued the following:

*

824,742 shares of our common stock to an accredited investor pursuant to the conversion on November 4, 2011 of $8,000.00 in principal amount of our convertible promissory notes issued April 27, 2011, at a conversion rate of $0.0097 per share;

*

2,000,000 shares were issued on November 11, 2011, as bonuses to consultants

*

1,369,863 shares of our common stock to an accredited investor pursuant to the conversion on November 28, 2011 of $10,000.00 in principal amount of our convertible promissory note issued April 27, 2011, at a conversion rate of $0.0073 per share;

*

2,323,529 shares of our common stock to an accredited investor pursuant to the conversion on December 2, 2011 of $14,500.00 in principal amount plus $1,300 in accrued interest on our convertible promissory note issued April 27, 2011 at a conversion rate of $0.0068 per share;

*

1,000,000 shares of our common stock to an accredited investor on December 31, 2011 pursuant to terms of an Advisory Agreement as payment for services;

*

1,007,077 shares of our common stock to an accredited investor pursuant to the conversion on December 31, 2011 of $25,000.00 in principal amount plus $5,212 in accrued interest of our 10% senior convertible notes issued November 30, 2009 at a conversion rate of $0.03 per share;

*

105,000 shares of our common stock to an accredited investor pursuant to the 10% senior convertible note, principal amount of $35,000, which was issued December 31, 2011;

*

243,242 shares of our common stock to an accredited investor pursuant to the conversion on December 31, 2011 of $8,513 in accrued interest on our 10% senior convertible note issued November 30, 2009 at a conversion rate of $0.03 per share;

*

61,501 shares of our common stock to an accredited investor pursuant to the $20,500 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

500,000 shares of our common stock to an accredited investor on December 31, 2011 pursuant to terms of an Advisory Agreement as payment for services;

*

25,611 shares of our common stock to an accredited investor pursuant to the $8,537 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

125,068 shares of our common stock to an accredited investor pursuant to the $39,584 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

41,573 shares of our common stock to an accredited investor pursuant to the $13,858 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

201,615 shares of our common stock to an accredited investor pursuant to the $67,205 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

193,813 shares of our common stock to an accredited investor pursuant to the $39,012 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

3,099,523 shares of our common stock to an accredited investor pursuant to the $1,033,174 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

*

190,384 shares of our common stock to an accredited investor pursuant to the $63,461 in principal amount of the 10% senior convertible note, which was issued December 31, 2011;

During the period from January 1 to April 9, 2011, we issued the following:

*

1,500,000 shares of our common stock to an accredited investor on January 15, 2012 pursuant to terms of an Advisory Agreement as payment for services;

*

100,667 shares of our common stock to an accredited investor pursuant to the conversion on January 30, 2012 of $3,020 in accrued interest of our 10% senior secured convertible note issued February 10, 2011 at a conversion rate of $0.03 per share;

*

300,000 shares of our common stock to an accredited investor pursuant to the $100,000 in principal amount of the 10% senior convertible note, which was issued January 23, 2012;

*

965,234 shares of our common stock to an accredited investor pursuant to the $321,745 in principal amount of the 10% senior convertible note, which was issued February 1, 2012;

*

2,250,000 shares of our common stock to an accredited investor on February 1, 2012 pursuant to terms of an Advisory Agreement as payment for services;

*

582,281 shares of our common stock to an accredited investor pursuant to the $194,094 in principal amount of the 10% senior convertible note, which was issued February 1, 2012;

*

2,250,000 shares of our common stock to an accredited investor on February 1, 2012 pursuant to terms of an Advisory Agreement as payment for services;

90,000 shares of our common stock to an accredited investor as payment for consulting services rendered;

*

1,000,000 shares of our common stock to an accredited investor on March 1, 2012 pursuant to terms of an Advisory Agreement as payment for services;

*

60,000 shares of our common stock to an accredited investor as payment for consulting services rendered;

*

961,538 shares of our common stock to an accredited investor pursuant to the conversion on March 21, 2012 of $10,000 in principal amount of our convertible promissory note issued September 15, 2011 at a conversion rate of $0.0104 per share;

*

72,000 shares of our common stock to an accredited investor pursuant to the $24,000 in principal amount of the 10% senior convertible note, which was issued April 2, 2012.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2011 and with respect to the consolidated balance sheets as at December 31, 2011 and 2010, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2011	2010
Operations Data
Selling, general and administrative	$ 664,550	$ 500,780
Research and development	125,661	115,407
Depreciation of property and equipment	5,637	5,606
Other expenses, net	1,482,896	736,548
Net loss	$ 2,278,744	$ 1,358,341

	Year Ended December 31
	2011	2010
Cash Flows Data
Net cash used in operating activities	$ (299,165)	$ (367,000)
Net cash used in investing activities	(7,900)	(1,216)
Net cash provided by financing activities	315,782	326,590
Effects of exchange rates on cash and cash equivalents	5,117	3,060
Net increase (decrease) in cash and cash equivalents	$ 13,834	$ (38,566)

	December 31
Balance Sheet Data	2011	2010
Cash	$ 11,957	$ --
Total current assets	20,379	40,499
Property and equipment (net)	10,136	7,873
Total assets	30,515	48,372
Total current liabilities, including current portion
of 10% senior convertible notes and capital lease
obligation	9,826,941	9,014,756
Capital lease obligation	--	2,052
Stockholders’ deficiency	$ (9,796,426)	$ (8,968,436)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2011 and December 31, 2010. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2011 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2011.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2011 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2012.  Our major initiatives through December 31, 2012 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $30,000 on our marketing efforts during the year ending December 31, 2012.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $90,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2012.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2012 are expected to total $120,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2012.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2012 will be $260,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $329,000 on general and administrative activities during the year ending December 31, 2012.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $719,000 for all expenses during the year ending December 31, 2012, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010

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

We did not make any commercial sales during the year ended December 31, 2011.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2011 we incurred a total of $664,550, as compared to $500,780, during the year ended December 31, 2010.  There was an overall increase in selling, general and administrative expenses of $163,770 (28%).

The increase in this expense occurred primarily as a result of our engaging several consultants during the year.  The remuneration pursuant to these contracts resulted in $189,567 of expense, of which $117,900 was stock-based, and $71,776 was cash based, for which there was no comparable expense during the year ended December 31, 2010.  We also issued a bonus in the form of 1,000,000 common shares, to a consultant, which resulted in a further $18,300 in remuneration expense for which there was no comparable cost during the year ended December 31, 2010.  The increase in fees associated with these contracts was partially offset by a decrease in both marketing and administration remuneration, as a result of the termination of two consulting contracts in September 2011, and by a reduction in audit and related fees.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2011, we spent $125,661 developing our software applications, compared to $115,407 during the year ended December 31, 2011.  There was an overall increase in research and development expenses of $10,254 (9%).

During the year ended December 31, 2011, we engaged consultants to perform evaluation, testing and debugging of our software as we introduced a new version of our software in preparation for installations of our products under evaluation licences.  This goal was met, and these installations provided us with feedback required to identify weaknesses and areas for improvement in our software.  During 2010, we met several development goals, but these did not require the same level of development as our 2011 goals.

Depreciation of property and equipment: Depreciation of property and equipment was $5,637 during the year ended December 31, 2011, an increase of $31 (1%), from the $5,606 charged to depreciation expense during the year ended December 31, 2010.  Some of our capital assets became fully depreciated during the year ended December 31, 2011, which eliminated the periodic depreciation charges associated with those assets; the addition of $7,900 of new computer equipment increased depreciation charges associated with those assets, resulting in very little change in the overall depreciation expense for the year.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2011 consisted of interest and financing costs associated with our 10% senior convertible notes, our 12% convertible notes, our convertible promissory notes, our promissory notes and interest on the capital lease.  Interest and financing costs during the year ended December 31, 2010 consisted of interest and financing costs associated with our 10% senior convertible notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2011, we incurred $1,507,054 in interest and financing costs, an increase of $827,379 (102%) over the $679,675 in interest and financing costs incurred during the year ended December 31, 2010.

The $1,507,054 in interest and financing costs we incurred during the year ended December 31, 2011 is comprised of $662,813 of interest paid and payable to the holders of our debt; $838,297 of accretion on our 10% senior convertible notes, 12% convertible notes, and convertible promissory notes; $5,640 of financing costs; and $305 in interest on the capital lease.  The $679,675 in interest and financing costs we incurred during the year ended December 31, 2010 was comprised of $628,129 of interest paid and payable to the holders of our debt; $50,398 of accretion on our 10% senior convertible notes; $597 of financing costs; and $551 in interest on the capital lease.

Total interest and financing costs increased by $827,379 (102%) during the year ended December 31, 2011 as compared with 2010.  Charges to interest as a result of accretion increased by $787,899 (156%), as a result of the equity components of notes issued during 2011 having a higher relative fair value than those issued during 2010.  There was also an increase of $16,862 (3%) in coupon rate interest charges, which occurred as a result of an overall net increase of $344,153 in the principal balance interest-bearing notes during the year.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2011, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $5,725, on the issuance of our common stock, and on the transfer of fully depreciated, unused capital assets, in settlement of accounts payable and accrued liabilities.  There were no comparable transaction during the year ended December 31, 2010.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2011, the Canadian dollar lost strength in relation to the United States dollar, resulting in an $18,433 net gain on foreign currency translations.  During the year ended December 31, 2010, the Canadian dollar gained strength in relation to the United States dollar, resulting in a $56,873 net loss on foreign currency translations.

Net loss: We incurred a loss of $2,278,744 ($0.02 per share) for the year ended December 31, 2011, compared to a loss of $$1,358,341 ($0.01 per share) for the year ended December 31, 2010.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $13,843 during the year ended December 31, 2011, from a balance of $(1,877) at December 31, 2010, to $11,957 at December 31, 2011, primarily as a result of our financing activities, which generated $315,782 in net cash proceeds from the issuance of our promissory notes, 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees. This increase in cash was substantially offset by our net loss of $2,278,744 for the year, which resulted in net cash used in operations of $299,165, and our acquisition of computer equipment for $7,900.  Our cash and cash equivalents decreased by $38,566 during the year ended December 31, 2010, from a balance of $36,689 at December 31, 2009, to $(1,877) at December 31, 2010, primarily as a result of our net loss of $1,358,341 for the year, and resulting cash used in operations of $367,000, which was substantially offset by an increase in cash resulting from the issuance of our 10% senior convertible notes and our promissory notes, which generated proceeds, net of repayments during the year, of $326,590.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2011.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2011, we had negative working capital of $9,806,562 and an accumulated deficit during the development stage of $37,627,290; we incurred a net loss of $2,278,744, and negative cash flow from operations of $299,165 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2011 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2012, however we cannot be assured that this will be the case.  During the year ended December 31, 2011, there was a reduction of two contractual staff.  We engaged three additional consultants over the course of the year; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2011, we issued $161,500 of our 10% senior convertible notes, and $185,500 in convertible promissory notes, which generated cash for funding operations.  We issued a further $1,253,199 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon; $95,681 in settlement of promissory notes payable and accrued interest thereon; $89,584 in settlement of accounts payable; and $303,847 in settlement of 12% convertible notes and accrued interest thereon, all of which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued 7,682,556 common shares pursuant to the terms of 10% senior convertible notes issued during the year, and 4,668,845 common shares pursuant to the terms of the 12% convertible notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.  In addition to these financing activities, we issued an aggregate of 6,000,000 shares of our common stock to consultants, as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise be required to engage these personnel; and we issued 266,666 shares of our common stock in settlement of accounts payable, which reduced the amount of cash which would otherwise have been required to settle this liability.

During the period from January 1 to April 12, 2011, we issued $174,000 of our 10% senior convertible notes, the proceeds of which were used to fund operations.  We also issued a further $321,745 of our 10% senior convertible notes in settlement of previously issued 10% convertible notes and accrued interest thereon, and $193,366 of these notes in settlement of previously issued 12% convertible notes and accrued interest thereon, both of which reduced our requirement for cash settlement.  In connection with these financing transactions, we issued 1,919,515 shares of our common stock to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.  Additionally, we issued 7,150,000 shares of our common stock to consultants in respect of services rendered and to be rendered.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2011 increased by approximately 9% as compared to the year ended December 31, 2010.  Selling, general and administrative expenses for the year ended December 31, 2011 increased by approximately 33% as compared to the year ended December 31, 2010, due to several factors, including the engagement of several new consultants to assist us in identifying potential funding sources, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2012.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2011 and 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Validian Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception of development stage on August 3, 1999 through December 31, 2011. Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception of development stage on August 3, 1999 through December 31, 2011  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2a to the financial statements, the Company has no revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2a.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 11, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2011 and 2010 (In U.S. dollars)
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$ 11,957	$ --
Value added taxes recoverable	8,422	40,499
Total current assets	20,379	40,499

Property and equipment (note 3)	10,136	7,873

Total assets	$ 30,515	$ 48,372

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank overdraw	$ --	$ 1,877
Accounts payable	433,201	384,287
Accrued liabilities	2,144,048	1,775,829
Accrued interest on 10% notes payable to related parties (note 13)	139,373	84,698
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	46,248	120,253
Promissory notes payable to related parties (notes 4 and 13)	71,649	90,754
Current portion of capital lease obligation (note 8)	2,009	3,908
10% Senior convertible notes (note 5)	5,806,820	5,581,631
10% Senior convertible notes payable to related parties (notes 5 and 13)	659,445	651,519
12% Convertible notes (note 6)	177,227	--
Convertible promissory notes (note 7)	26,921	--
Total current liabilities	9,826,941	9,014,756

Capital lease obligation (note 8)	--	2,052

Total liabilities	9,826,941	9,016,808

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2011
and 2010)	–	–
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2011 and 300,000 shares in 2010; Issued and outstanding 141,593,004 shares
In 2011 and 106,554,038 shares in 2010 (note 9(a))	141,593	106,554
Additional paid-in capital	27,717,705	26,301,990
Deficit accumulated during the development stage	(37,627,290)	(35,348,546)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2011 and 2010 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(9,796,426)	(8,968,436)
Future operations (note 2(a))
Guarantees and commitments (note 14)
Subsequent events (note 19)
Total liabilities and stockholders deficiency	$ 30,515	$ 48,372

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2011 and 2010 and the period from August 3, 1999 to December 31, 2011

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2011	2010	2011

Expenses:
Selling, general and administrative	$ 664,550	$ 500,780	$15,993,584
Research and development	125,661	115,407	10,101,889
Depreciation of property and equipment	5,637	5,606	447,545
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

Total Expenses	795,848	621,793	28,146,511

Loss before the undernoted	(795,848)	(621,793)	(28,146,511)

Other income (expenses):
Interest income	–	–	61,728
Gain on extinguishment of debt and accrued
liabilities (note 11)	5,725	–	310,520
Interest and financing costs (notes 10 and 13)	(1,507,054)	(679,675)	(9,723,627)
Other	18,433	(56,873)	(129,400)

Total other income (expenses)	(1,482,896)	(736,548)	(9,480,779)

Net loss	$(2,278,744)	$(1,358,341)	$(37,627,290)

Loss per common share – basic
and diluted (note 12)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding	120,074,916	105,849,438

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

For the period from inception on August 3, 1999 to December 31, 2011

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2011

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2008	80,284,057	$ 80,284	$25,651,643	$ 21,304	$(32,334,538)	$ –	$(49,738)	$(6,631,045)

Shares issued in
consideration of consulting
contract incentive payments	2,300,000	2,300	42,300	–	–	–	–	44,600
Shares issued as partial
consideration for consulting
services rendered and to
be rendered	2,600,000	2,600	57,400	–	–	–	–	60,000
Shares issued pursuant to the
terms of the promissory
notes at issuance	366,250	366	4,221	–	–	–	–	4,587
Shares issued in connection
with the conversion of 10%
senior convertible notes	4,235,151	4,235	122,820	–	–	–	–	127,055
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	7,437,054	7,437	141,033	–	–	–	–	148,470
Shares issued in settlement of
accounts payable and
accrued liabilities	333,333	333	3,667	–	–	–	–	4,000
Shares issued in settlement of
accrued interest on the 10%
senior convertible notes	7,461,508	7,462	152,826	–	–	–	–	160,288
Shares issued in
consideration of finance fees	100,000	100	1,300	–	–	–	–	1,400
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance	–	–	58,327	–	–	–	–	58,327
Fair value of stock options
earned during the year	–	–	13,350	–	–	–	–	13,350
Net loss and comprehensive
loss	–	–	–	–	(1,655,667)	–	–	(1,655,667)
Balances at December 31,
2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2011

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	1,436,685	1,437	28,064	–	–	–	–	29,501
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	20,897	–	–	–	–	20,897
Fair value of stock options
earned during the year
(note 9(c))	–	–	4,142	–	–	–	–	4,142
Net loss and comprehensive
loss	–	–	–	–	(1,358,341)	–	–	(1,358,341)
Balances at December 31,
2010	106,554,038	$ 106,554	$26,301,990	$ 21,304	$(35,348,546)	$ –	$(49,738)	$(8,968,436)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	7,682,556	7,683	179,847	–	–	–	–	187,530
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	457,254	–	–	–	–	457,254
Fair value of stock options
earned during the year
(note 9(c))	–	–	2,235	–	–	–	–	2.235
Shares issued in
consideration of consulting
contract signing bonuses	2,500,000	2,500	99,900	–	–	–	–	102,400
Shares issued as partial
consideration for consulting
services rendered
(note 9(a) )	3,500,000	3,500	60,300	–	–	–	–	63,800
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 9(a))	9,441,669	9,442	273,808	–	–	–	–	283,250
Shares issued in connection
with the conversion of
convertible promissory notes
(note 9(a) )	6,979,230	6,979	68,422	–	–	–	–	75,401
Shares issued in settlement
of accounts payable and
accrued liabilities	266,666	267	6,385	--	--	--	--	6,652

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2011

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to the
terms of the 12% convertible
notes at issuance
(note 6 )	4,668,845	4,668	89,835	–	–	–	–	94,503
Intrinsic value of the beneficial
conversion feature of the
12% convertible notes
at date of issuance (note 6)	–	–	33,111	–	–	–	–	33,111
Intrinsic value of the beneficial
conversion feature of the
convertible promissory notes
at date of issuance (note 7)	–	–	144,618	–	–	–	–	144,618
Net loss and comprehensive
loss	–	–	–	–	(2,278,744)	–	–	(2,278,744)
Balances at December 31,
2011	141,593,004	$ 141,593	$27,717,705	$ 21,304	$(37,627,290)	$ –	$(49,738)	$(9,796,426)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010 and the period from August 3, 1999 to December 31, 2011

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$ (2,278,744)	$ (1,358,341)	$ (37,627,290)
Items not involving cash:
Depreciation of property and equipment	5,637	5,606	447,545
Stock-based compensation expense (note 9(d))	168,435	4,142	3,711,174
Non-cash interest expense	1,494,800	678,019	9,686,668
Gain on extinguishment of debt and accrued liabilities	(5,725)	–	(310,520)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	--	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 17)	316,432	303,574	4,838,081

Net cash used in operating activities	(299,165)	(367,000)	(17,510,160)

Cash flows from investing activities:
Additions to property and equipment	(7,900)	(1, 216)	(546,943)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	(7,900)	(1,216)	(391,979)

Cash flows from financing activities:
Issuance of promissory notes	18,500	161,397	4,870,772
Capital lease obligation repayments	(3,951)	(3,929)	(28,480)
Issuance of 10% senior convertible notes	161,500	235,000	3,635,500
Debt issuance costs	(13,000)	–	(314,359)
Repayment of promissory notes	(32,767)	(65,878)	(258,714)
Exercise of stock purchase warrants	–	–	412,500
Issuance of convertible promissory notes	185,500	--	185,500

Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	315,782	326,590	17,863,932

Effects of exchange rates on cash and cash equivalents	5,117	3,060	15,365

Net increase (decrease) in cash and cash equivalents	13,834	(38,566)	(22,842)
Cash and cash equivalents, beginning of period	(1,877)	36,689	34,799

Cash and cash equivalents, end of period	$ 11,957	$ (1,877)	$ 11,957

Supplementary information (note 18)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $9,806,562, has accumulated a deficit of $37,627,290 as at December 31, 2011, and has incurred a loss of $2,278,744 and negative cash flow from operations of $299,165 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2010, resulting in a condition of default for all of the 10% senior convertible notes and $36,250 of the promissory notes; a significant portion of these notes remain in default as at December 31, 2011.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $719,000 for the year ending December 31, 2012. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

Years ended December 31, 2011 and 2010

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

Years ended December 31, 2011 and 2010

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2011, the Corporation had approximately $9,050,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

3.

Property and equipment:

2011
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 32,900	$ 25,057	$ 7,843
Equipment under capital lease	15,723	13,430	2,293
	$ 48,623	$ 38,487	$ 10,136

2010
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 25,000	$ 23,351	$ 1,649
Equipment under capital lease	15,723	9,499	6,224
	$ 40,723	$ 32,850	$ 7,873

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2011 and 2010:

	2010	2010
Balance at beginning of year	$ 211,007	$ 112,428
Notes issued during the year	18,500	161,397
Accretion recorded as a charge to interest and financing costs	--	--
Principal repaid	(32,767)	(65,878)
Principal settled through the issuance of the Corporation’s
10% senior convertible notes (note 5)	(83,960)	--
Adjustment for foreign currency translation	5,117	3,060

Balance at end of year	$ 117,897	$ 211,007

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 54,750	$ 174,757
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	63,147	36,250
	$ 117,897	$ 211,007

Included in interest and financing costs for the year ended December 31, 2011 is $23,847 (2010: $16,057) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the year ended December 31, 2011 was $11,950 (2010:  $1,105).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$ 6,233,150	$ 5,978,407

Note principal on issuance	1,903,810	591,198
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(7,683)	(1,437)
Allocated to additional paid-in capital	(179,847)	(28,064)
	(187,530)	(29,501)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(457,254)	(20,897)
Proceeds allocated to 10% senior convertible notes on issuance	1,259,026	540,800

Accretion recorded as a charge to interest and financing costs	644,784	50,398
Principal converted pursuant to the terms of the note	(224,332)	--
Principal matured and settled through the issuance of new notes	(1,035,248)	(336,455)
Principal matured and settled through the issuance of 12%
convertible notes	(411,115)	--
Balance at end of year	$ 6,466,265	$ 6,233,150

During the year ended December 31, 2011, the Corporation issued an aggregate of $1,903,810 of its 10% senior convertible notes, and settled an aggregate of $1,670,695 of these notes.  $161,500 of the notes issued during the year, were issued for cash; $89,584 were issued in settlement of accounts payable; $303,847 were issued as consideration for the repayment of $289,658 in 12% convertible notes, plus $14,189 in accrued interest thereon; $95,681 were issued as consideration for the repayment of $83,356 in promissory notes, plus $12,325 in accrued interest thereon;  and $1,253,199 of the notes were issued as consideration for the repayment of $1,035,248 in previously issued 10% senior convertible notes, plus $217,951 in accrued interest thereon.

Under the terms of the notes issued during the year ended December 31, 2011, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holders; holders of $60,000 of the notes are also entitled to receive payment of accrued interest on submission to the Corporation of a written request.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $303,847 of the notes matured on December 31, 2011; $336,099 of the notes mature on December 31, 2012; and $1,263,864 of the notes are payable on demand.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2011 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2011 were granted 7,682,556 common shares of the Corporation upon issuance of the notes; $187,530, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

At the date of issuance, the conversion feature of $1,475,502 of the notes was in-the-money.  $457,254, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2010.  At December 31, 2011, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2011, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

During the year ended December 31, 2010, the Corporation issued an aggregate of $591,198 of its 10% senior convertible notes, and settled an aggregate of $336,455 of these notes.  $235,000 of the notes issued during the year, were issued for cash; $597 were issued in settlement of finance fees; and $355,600 of the notes were issued as consideration for the repayment of $336,455 in previously issued 10% senior convertible notes, plus $19,146 in accrued interest thereon.

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

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2011:

Note	Conversion
Principal	Rate
$ 5,454,759	$ 0.030
511,506	0.038
500,000	0.100
$ 6,466,265

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2011 was 200,285,984.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

At December 31, 2011, $2,865,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $3,601,240 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

Included in interest and financing costs for the year ended December 31, 2011 is $605,902 (2010:  $612,071) in coupon rate interest accrued on the 10% senior convertible notes, and $644,784 (2010:  $50,398) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2011, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $7,010,009, which exceeds the principal amount by $543,744.

6.  12% Convertible notes:

During the year ended December 31, 2011, the Corporation issued an aggregate of $446,884 of its 12% convertible notes in settlement of $411,115 of its 10% senior convertible notes which matured on December 31, 2010, plus $55,769 in accrued interest thereon.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted.  The Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus.  Interest is payable either on payment of the principal amount, or on conversion, pro rata on the converted principal amount.  At the holder’s option, interest may be paid in either cash or in common shares of the Corporation at the rate in effect for conversion of the principal.  The notes are payable on demand.

Holders of the notes were granted 4,668,845 common shares of the Corporation upon issuance of the note; $94,503, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$33,111, representing the relative fair value of the beneficial conversion feature of the notes was allocated to additional paid in capital.

Also during the year ended December 31, 2011, $289,658 of the notes and $14,189 in accrued interest thereon were settled through the issuance of $303,847 in 10% senior convertible notes.

Included in interest and financing costs for the year ended December 31, 2011 is $28,572 (2010:  $nil) relating to accrued coupon-rate interest on the 12% convertible notes; also included in interest and financing costs for the year ended December 31, 2011 is $127,614 (2010:  $nil) relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

At December 31, 2011, the fair value of the stock issuable to fully convert the 12% convertible note principal, was $206,764, which exceeds the principal amount by $29,538.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

7.  Convertible promissory notes:

During the year ended December 31, 2011, the Corporation issued $185,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$40,000 of the convertible promissory notes had a maturity date of November 18, 2011, and could be prepaid during the period from issuance to August 15, 2011, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 15, 2011 or thereafter, into common stock of the Corporation.  The rate of conversion was calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.   The holder of these notes exercised the conversion feature, and converted $40,000 of principal plus $1,600 of accrued interest into an aggregate of 2,461,098 common shares of the Corporation.

$32,500 of the convertible promissory notes matured on January 30, 2012, and could be prepaid during the period from issuance to October 24, 2011, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at October 24, 2011 or thereafter, into common stock of the Corporation.  The rate of conversion was calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.   The holder of these notes exercised the conversion feature, and converted $32,500 of principal plus $1,300 of accrued interest into an aggregate of 4,518,134 common shares of the Corporation.

$53,000 of the convertible promissory notes mature on June 19, 2012, and may be prepaid during the period from issuance to March 13, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at March 13, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

$32,500 of the convertible promissory notes mature on September 3, 2012, and may be prepaid during the period from issuance to May 26, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at May 26, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

$27,500 of the convertible promissory notes mature on September 14, 2012, and may be prepaid during the period from issuance to June 8, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at June 8, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

7.  Convertible promissory notes (continued):

The convertible promissory notes contain penalty provisions relating to events of default, pursuant to which the Corporation could be required not only to pay interest at the rate of 22% following such an event, but also to pay immediately 150% of the principal outstanding plus accrued interest and penalty interest; alternatively, the Corporation could be required, at the discretion of the holder, to issue stock in satisfaction of the value determined under such penalty provisions, at the rate of conversion in effect at such time as the holder so elects.  In addition to non-payment of the note principal and interest at maturity or failure to transfer stock on receipt of a notice of conversion from the holder, events of default include making an assignment or appointment of a receiver or trustee, ceasing operations, liquidating assets or entering into bankruptcy proceedings; certain money judgments filed against the Corporation; breach of covenants, representations or warranties under the note; delisting of the Corporation’s stock or failure to comply with the exchange act; failure to maintain property or rights which are necessary to the Corporation’s business; certain restatements of the Corporation’s financial statements as filed with the SEC during the preceding two years; effectuating a reverse stock split without first providing the holder with 20 days’ notice of such occurrence; replacing the Corporation’s transfer agent without first providing to the successor transfer agent, the necessary instructions to effect a transfer of stock to the holder pursuant to the terms of the note.

$144,618, representing the relative fair value of the beneficial conversion feature of the notes, was allocated to additional paid in capital.  The convertible promissory notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense, using the effective interest rate method.  During the year ended December 31, 2011, accretion of $65,900 (2010: $nil)  was recognized, through charges to interest and financing costs, leaving a balance of $78,720 to be accreted over the remaining term of the notes.

$13,000 in finance fees were incurred in relation to the convertible promissory notes, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.  During the year ended December 31, 2011, $5,640 (2010:  $nil) was charged to interest and financing costs in relation to these finance fees, leaving a balance of $7,360 to be amortized to expense over the remaining terms of the notes, which range from one month to 9 months.

Also during the year ended December 31, 2011, $4,493 (2010:  $nil) in coupon rate interest relating to the convertible promissory notes was charged to interest and financing costs.

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2011 was 10,565,420, which represents less than 1% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2011 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2011, the fair value of the stock issuable to fully convert the convertible promissory note principal was $364,651, which exceeds the principal amount by $251,651.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

8.  Capital lease obligation:

Future minimum payments remaining under a lease arrangement for office equipment are approximately as follows:

Year ending December 31:
2012	$ 2,059
Total minimum lease payments	2,059
Less amount representing interest, at 6.61%	50
Present value of minimum lease payments	2,009
Current portion of capital lease obligation	2,009
$ --

9.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2011, the Corporation issued 7,682,556 shares of its common stock, with a relative fair value of $187,530, to the holders of the notes (note 5).

During the year ended December 31, 2011, the Corporation issued an aggregate of 2,500,000 shares of its common stock as incentives for consultants to enter into consulting agreements with the company.  $102,400, representing the aggregate fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

During the year ended December 31, 2011, the Corporation issued an aggregate of 3,500,000 shares of its common stock to consultants as partial consideration for services rendered. $63,800, representing the fair value of the stock at issuance, was allocated to shares and to additional paid in capital, and was charged to expense.

On various dates during the year ended December 31, 2011, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $224,332 in principal and $58,918 in accrued interest, in exchange for 9,441,669 common shares of the Corporation (note 5).

On various dates during the year ended December 31, 2011, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted an aggregate of $72,500 in principal and $2,900 in accrued interest, in exchange for 6,979,230 common shares of the Corporation (note 7).

On March 21, 2011, the Corporation issued 266,666 shares of its common stock in settlement of $8,000 in accounts payable.  A gain of $1,348 was recognized on this transaction.

Effective April 11, 2011, pursuant to a vote of the common shareholders, the Corporation’s articles of incorporation were amended to increase the authorized share capital from a maximum of 350,000,000 to 750,000,000 shares, including 50,000,000 preferred shares and 700,000,000 common shares, par value $0.001.

In connection with the issuance of the Corporation’s 12% convertible notes during the year ended December 31, 2011, the Company issued 4,668,845 shares of its common stock, with a relative fair value of $94,503, to the holders of the notes (note 6).

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2010, the Corporation issued 1,436,685 of its common shares, with a relative fair value of $29,501, to the holders of the notes (note 5).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)

Transactions involving stock purchase warrants:

On June 21, 2011, the 3,120,000 Series I warrants expired.

Following is a summary of stock purchase warrants outstanding at December 31, 2011 and 2010:

	Exercise		Outstanding	Outstanding
	Price	Expiry	2011	2010

Series K	0.03	June, 2011	--	3,120,000
			--	3,120,000

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2011, a total of 7,700,000 options were granted under these plans, all with an exercise price of $0.04.  2,975,000 of the options expire on June 19, 2012; 4,725,000 expire on dates between May 12, 2013 and December 31, 2013.  All of the options are fully vested.  2,300,000 options remained available for grant under these plans as of December 31, 2011.

$2,235, representing the fair value of 75,000 options issued during 2009, and earned by non-employees during the year ended December 31, 2011, has been included in expense.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest of 1.93%; expected volatility of 191%; and an expected life of 4 years.

$4,142, representing the fair value of 375,000 options issued during 2009, and earned by non-employees during the year ended December 31, 2010, was included in expense for that year.  The fair value of these options was determined using the following weighted average assumptions:  expected dividend yield 0%; risk-free interest of 0.6% - 2.0%; expected volatility of 178% - 195%; and an expected life of 3.0 – 3.75 years.

The fair value of unvested options are determined at the date of grant and are included in expense over the vesting period.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	7,700,000	$ 0.04	7,700,000	$ 0.04
Granted	--	--	--	--
Expired	--	--	--	--
Forfeited	--	--	--	--
Options outstanding, end of year	7,700,000	$ 0.04	7,700,000	$ 0.04

Options exercisable, end of year	7,700,000	$ 0.04	7,700,000	$ 0.04

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2011:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/11	contractual life	price	at 12/31/11	price
$ 0.04	7,700,000	1.1 years	$ 0.04	7,700,000	$ 0.04

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2011 and 2010:

	2011	2010
Selling, general and administrative	$ 147,900	$ --
Research and development	20,535	4,142
Total stock-based compensation included in expenses	$ 168,435	$ 4,142

10.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest and accretion on the promissory notes; and the interest portion of capital lease payments.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

11.

Gain on extinguishment of debt and accrued liabilities:

During the year ended December 31, 2011, the Corporation issued 266,666 shares of its common stock, valued at $6,652, in settlement of $8,000 in accounts payable.  A gain of $1,348 on the settlement of accounts payable was recognized in connection with this transaction.  Also during the year ended December 31, 2011, the Corporation transferred fully depreciated office furniture in satisfaction of $4,377 in accounts payable.  A gain of $4,377 on settlement of accounts payable was recognized in connection with this transaction.

12.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2011 and 2010, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2011	2010
Stock issuable on conversion of the 10% senior
convertible notes	200,285,984	192,515,506
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	10,565,420	--
Stock issuable on conversion of the 12%
convertible notes and accrued interest thereon	6,386,977	--
Stock options	7,700,000	7,700,000
Series K stock purchase warrants	--	3,120,000
	224,938,381	203,335,506

13.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $611,887 (2010 - $611,887) payable to the director and to a company controlled by the director, and $47,558 (2010 - $39,632) payable to an individual related to the director and a company controlled by an individual related to the director.

Included in promissory notes payable (note 4) is $71,649 (2010 - $90,754) payable to the director and to a company controlled by the director.

$139,373 (2010 - $84,698) in accrued interest charges relating to these notes is included in accrued liabilities; $64,166 (2010 - $75,152) in coupon-rate interest on these notes is included in interest and finance costs.

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

The Corporation has the following guarantees which are subject to the disclosure and measurement requirements of Topic 460:

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

14.

Guarantees and Commitments (continued):

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

15.  Fair value measurements:

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes, 12% convertible notes and convertible promissory notes approximates fair value due to the issuance of new debt instruments having similar terms and conditions subsequent to December 31, 2011.  The fair value of the obligation under capital lease at December 31, 2010 was approximately $2,009, based on the present value of future cash flows as of the balance sheet date, discounted at market rates.

16.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2011	2011
Deferred tax asset:
Net operating loss carryforwards	$ 8,000,000	$ 7,560,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	9,050,000	8,610,000

Valuation allowance	(9,050,000)	(8,610,000)

Net deferred taxes	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

16.

Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2010 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2010 - 34%) to the net loss as a result of the following:

	2011	2010
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (774,773)	$ (461,836)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	440,000	420,000
Compensation expense	57,000	1,000
Interest and financing costs	285,000	17,000
Other	(7,227)	23,836

	$ --	$ --

The Corporation has net operating losses of $22,398,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
$ 23,708,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

17.

Change in non-cash operating working capital:

	2011	2010

Amounts receivable	$ 32,077	$ (17,785)
Prepaid expenses	--	11,464
Accounts payable	150,874	12,207
Accrued liabilities	133,481	132,688
Deferred revenue	--	165,000
	$ 316,432	$ 303,574

18.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2011, nor during the year ended December 31, 2010.  Interest paid in cash during the years ended December 31, 2011 and December 31, 2010 were $12,254 and $1,656, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2011	2010
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	$ 1,253,199	$ 355,600
Debt issuance costs	--	597
Issuance of the Corporation’s 10% senior convertible notes in
settlement of 12% convertible notes, and accrued interest thereon	303,847	--
Issuance of the Corporation’s 10% senior convertible notes in
settlement of promissory notes, and accrued interest thereon	95,681	--
Issuance of the Corporation’s 10% senior convertible notes in settlement
of accounts payable	89,584	--
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	6,652	--
Issuance of the Corporation’s common stock as incentives under
consulting services contracts	102,400	--
Issuance of the Corporation’s common stock as partial consideration for
Services rendered	63,800	--
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	283,250	--
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	75,401	--
Total	$ 2,273,814	$ 356,197

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(In U.S. dollars)

19.

Subsequent events:

During the period from January 1, 2012, to April 12, 2012, the Corporation issued an aggregate of $689,111 of its 10% senior convertible notes.  $174,000 of the notes were issued for cash; $321,745 of the notes were issued in settlement of previously issued 10% senior convertible notes and accrued interest thereon; and $193,366 of the notes were issued in settlement of previously issued 12% convertible notes and accrued interest thereon.  The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued an aggregate of 1,919,515 shares of its common stock to the holders pursuant to the terms of these notes.

During the period from January 1, 2012 to April 12, 2012, the Corporation issued an aggregate of 6,000,000 shares of its common stock to consultants in respect of contract initiation fees relating to three separate contracts.

During the period from January 1, 2012 to April 12, 2012, the Corporation issued an aggregate of 1,150,000 shares of its common stock in respect of consulting services rendered.

On January 30, 2012, the Corporation settled $30,000 of its 10% senior convertible notes with a cash payment of $30,000, plus the issuance of 100,667 of its common shares in settlement of $3,020 in accrued interest on the note.

On March 9, 2012, the Corporation paid $6,029 as full settlement of accounts payable of $42,062.  A gain of $36,033 was realized on the transaction.

On March 21, 2012, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $10,000 in principal in exchange for 961,538 shares of the Corporation’s common stock.

Except for the foregoing, we have evaluated subsequent events through the date the financial statements were issued.  All material events have been disclosed.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by Seale & Beers, CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2011, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2011:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Effective July 2008, we have had only two individuals, our controller and our chief financial officer, involved in the accounting functions of the Corporation, including the processing of accounting entries and generating interim and year-end financial reports.  Additionally, our chief financial officer is also our chief executive officer and sole officer and director.  We are therefore inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2011 and 2010, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

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

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2010:

Name	Age	Position
Bruce I. Benn	58	Director, President, Chief Executive Officer,
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

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2011.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2011	121,276	0	0	0	0	0	0	121,276
(1)(4)	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2011 has been accrued but not paid.

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

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2011.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2012, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Henrik Olsen (2)	8,460,604	5.7%
Rte De St. Cergue 297
CH 1260 Nyon
Switzerland

Leonid Frenkel (3)	12,756,325,	8.4%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (4)	6,020,454	4.0%
All Executive Officers and Directors
As a Group	6,020,454	4.0%
*Executive Officer and/or a Director.

(1)  Based upon 151,652,724 share of common stock issued and outstanding as of March 31, 2012 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Includes (a) 7,911,816 shares held directly by Henrik Olsen; and (b) 548,788 shares owned of record by Echo Technologies S.A.

(3)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 14, 2012.

(4)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.; and (d) 1,800,000 shares issuable upon exercise of  options held directly by Bruce Benn.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2012:

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,905,000 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance; 2,700,000 of the options are exercisable until June 19, 2012; 1,205,000 of the options are exercisable until May 12, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,117,302 options originally granted under this plan, none were exercised as of April 12, 2012, and 2,212,302 expired during periods prior to January 1, 2010, leaving 3,905,000 currently outstanding.

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

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 3,795,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at an exercise price of $0.04. 2,670,000 of the options vested immediately upon their issuance; 1,125,000 of the options vest or vested on various dates between December 1, 2008 and December 27, 2010.   The options are exercisable until various dates between June 19, 2012 and December 31, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 6,212,698 options originally granted under this plan, none were exercised as of March 31, 2011, 2,267,698 expired during periods prior to January 1, 2010; 150,000 were forfeited, leaving 3,795,000 currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2011 is $611,887 payable to the director and to a company controlled by the director, and $47,558 payable to an individual related to the director and to a company controlled by an individual related to the director.

Included in promissory notes payable at December 31, 2011 is $71,649 payable to companies controlled by the director and an individual related to the director of the Corporation.

$139,373 in accrued interest charges relating to these notes is included in accrued liabilities; $64,166 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2011 fiscal year	Fees billed for 2010 fiscal year
Audit fees	$62,500	$121,609

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics (8)
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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

(8)

Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1010, and incorporated herein by reference.

**

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Dated:  April 16, 2012

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 16, 2012

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan(7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (5)
10.11	Employment Agreement with Bruce Benn * (5)
10.12	Employment Agreement with Ronald Benn * (5)
14.1	Code of Ethics (8)
21.1	List of Subsidiaries (5)
23.1	Consent of Seale & Beers, CPAs
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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

(8)

Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1010, and incorporated herein by reference.

**

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.