Form 10-Q
period 2012-06-30
VALIDIAN CORP
filed 2012-08-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 20, 2012, 167,715,370 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potentialpersonswhoaretorespondtothecollectionofinformationcontainedinthisformarenot

requiredtorespondunlesstheformdisplaysacurrentlyvalidOMBcontrolnumber.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Balance Sheets

(In United States dollars)

	June 30, 2012	Dec 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 9,036	$ 11,957
Value added taxes recoverable	2,780	8,422
Total Current assets	11,816	20,379
Property and equipment, net of accumulated depreciation of $42,049
(December 31, 2011 - $38,487)	6,574	10,136

Total assets	$ 18,390	$ 30,515
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$ 2,877,656	$ 2,577,249
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 11)	159,848	139,373
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 11)	46,250	46,248
Promissory notes payable to related parties (notes 2,11)	43,337	71,649
Current portion of capital lease obligation (note 6)	--	2,009
10% Senior convertible notes (notes 3, 11)	6,205,583	5,806,820
10% Senior convertible notes payable to related parties (notes 3, 11)	659,445	659,445
12% convertible notes (note 4)	--	177,227
Convertible promissory notes (note 5)	44,939	26,921
Total current liabilities	10,357,058	9,826,941

Total liabilities	10,357,058	9,826,941

Stockholders’ deficiency (note 7):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at June 30, 2012 and at December 31, 2011)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 159,425,279 and 141,593,004 shares at June 30, 2012 and December 31, 2011, respectively.)	159,425	141,593
Additional paid in capital	28,142,434	27,717,705
Deficit accumulated during the development stage	(38,612,093)	(37,627,290)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2012 and December 31, 2011, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(10,338,668)	(9,796,426)

Basis of presentation (note 1)
Contingent liabilities (note 12)
Subsequent events (note 16)
Total liabilities and stockholders’ deficiency	$ 18,390	$ 30,515

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Statements of Operations

For the three and six months ended June 30, 2012 and 2011

And for the Period from August 3, 1999 to June 30, 2012

(In United States dollars)

					Period from
	Three Months Ended		Six Months Ended		August 3, 1999
	June 30,		June 30,		To June 30,
	2012	2011	2012	2011	2012
Expenses:
Selling, general and administrative	$ 97,001	$ 134,562	$ 390,523	$ 275,073	$16,384,107
Research and development	26,819	24,063	62,164	42,951	10,164,053
Depreciation of property and equipment	1,781	1,294	3,562	2,588	451,107
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	125,601	159,919	456,249	320,612	28,602,760

Loss before the undernoted	(125,601)	(159,919)	(456,249)	(320,612)	(28,602,760)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 8)	--	4,377	31,888	5,725	342,408
Interest and financing costs (notes 9 and 11)	(225,284)	(287,724)	(564,099)	(535,309)	(10,287,726)
Foreign exchange gain (loss)	34,810	(310)	3,657	(38,589)	(125,743)
	(190,474)	(283,657)	(528,554)	(568,173)	(10,009,333)

Net loss	$(316,075)	$(443,576)	$(984,803)	$(888,785)	$(38,612,093)

Loss per common share – basic and diluted (note 11)	$(0. 00)	$(0.00)	$(0. 01)	$(0.01)

Weighted average number of common shares outstanding during period	155,690,109	114,497,967	151,785,783	112,488,208

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed, Statements of Cash Flow

For the six months ended June 30, 2012 and 2011

And for the Period from August 3, 1999 to June 30, 2012

(In United States dollars)

	Six Months Ended June 30,		Period from August 3, 1999 to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$ (984,803)	$(888,785)	$ (38,612,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,562	2,588	451,107
Stock-based compensation	209,680	15,000	3,920,854
Non-cash interest and financing expense	548,067	533,938	10,234,735
Loss (gain) on extinguishment of debt and accrued liabilities	(31,888)	(5,725)	(342,408)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	5,642	22,976	23,022
Prepaid expenses	--	--	(61,557)
Accounts payable and accrued liabilities	59,638	196,376	4,627,075
Deferred revenue	--	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(190,102)	(123,632)	(17,700,262)
Cash flows from investing activities:
Additions to property and equipment	--	--	(546,943)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(391,979)
Cash flows from financing activities:
Capital lease repayments	(2,009)	(1,832)	(30,489)
Issuance of promissory notes	3,532	10,000	4,874,304
Issuance of 10% senior convertible notes	217,500	60,000	3,853,000
Issuance of convertible promissory notes	32,500	72,500	218,000
Debt and equity issuance costs	(2,500)	(5,000)	(948,483)
Repayment of promissory notes	(32,364)	(11,518)	(291,078)
Repayment of 10% senior convertible notes	(30,000)	--	(30,000)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	186,659	124,150	18,050,591

Effects of exchange rates on cash and cash equivalents	522	8,067	15,887
Net increase (decrease) in cash and cash equivalents	(2,921)	8,585	(25,763)
Cash and cash equivalents:
Beginning of period	11,957	(1,877)	34,799
End of period	$ 9,036	$ 6,708	$ 9,036

Supplementary information (note 13)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2012.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2011.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $10,345,242, and stockholders’ deficiency of $10,338,668 as at June 30, 2012, and has incurred a loss of $948,803 and negative cash flow from operations of $190,102 for the six months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2011.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2012, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended June 30, 2012 and December 31, 2011:

	Six months	Year ended
	ended June 30, 2012	December 31, 2011
	(unaudited)
Balance beginning of period	$ 117,897	$ 112,007

Notes issued	3,532	18,500

Principal repaid	(32,364)	(32,767)

Principal settled through issuance of the Company’s 10% senior convertible	--
Notes (note 5)		(83,960)

Adjustment for foreign currency translation	522	5,117

	$ 89,587	$ 117,897

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 34,837	$ 63,147
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	54,750	54,750
	89,587	117,897
Payable to related parties (note 11)	(43,337)	(71,649)
	$ 46,250	$ 46,248

Included in interest and financing costs for the three and six months ended June 30, 2012 is $2,901 (2011: $6,450) and $6,158 (2011:  $7,018), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and six months ended June 30, 2012 was $5,363 (2011:  $432) and $15,982 (2011:  $1,187), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2012 and December 31, 2011:

	Six months	Year
	Ended	Ended
	June 30, 2012	December 31, 2011
	(unaudited)
Balance beginning of period	$ 6,466,265	$ 6,233,150

Note proceeds on issuance	732,611	1,903,810
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(2,050)	(7,683)
Allocated to additional paid-in capital	(54,672)	(179,847)
	(56,722)	(187,530)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(86,635)	(457,254)
Proceeds allocated to 10% senior convertible notes on issuance	589,254	1,259,026

Accretion recorded as a charge to interest and financing costs	143,357	644,784
Principal matured and repaid through the issuance of new 10%
senior convertible notes	(303,848)	(1,035,248)
Principal repaid in cash	(30,000)	--

Principal converted pursuant to the terms of the notes	--	(224,332)
Principal matured and repaid through the issuance of 12% convertible promissory notes (note 4)	--	(411,115)
	6,865,028	6,466,265
Payable to related parties (note 11)	(659,445)	(659,445)
	$ 6,205,583	$ 5,806,820

During the six months ended June 30, 2012, the Company issued an aggregate of $732,611 of its 10% senior convertible notes.  $217,500 of the notes were issued for cash; $321,745 of the notes were issued in settlement of $303,848 in previously issued 10% senior convertible notes and $17,897 in accrued interest thereon; and $193,366 of the notes were issued in settlement of $177,227 in 12% convertible notes and $16,139 in accrued interest thereon.  During this period the Company also repaid $30,000 of the notes, and settled $3,020 in accrued interest thereon through the issuance of 100,657 shares of the Company’s common stock.

Under the terms of the notes issued during the six months ended June 30, 2012, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $167,500 of the notes issued during the period are payable on demand; $565,111 mature on December 31, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the six months ended June 30, 2012 were granted 2,050,015 common shares of the Company upon issuance of the notes; $56,722, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$86,635, representing the relative fair value of the beneficial conversion feature of the notes issued during the six months ended June 30, 2012 was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2011.  At June 30, 2012, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2012, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at June 30, 2012:

Note	Conversion
Principal	Rate
$ 5,853,521	$0.03
511,507	0.038
500,000	0.10
$ 6,865,028

At June 30, 2012, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $4,030,003 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended June 30, 2012 is $170,458 (2011:  $148,924) in coupon rate interest accrued on the 10% senior convertible notes, and $3,421 (2011: $50,641) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.  Included in interest and financing costs for the six months ended June 30, 2012 is $336,862 (2011:  $299,153) in coupon rate interest accrued on the 10% senior convertible notes, and $143,357 (2011:  $64,641) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At June 30, 2012, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $2,135,781, which is $4,729,248 less than the principal outstanding on that date.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

4.  12% Convertible notes

During the six months ended June 30, 2012, $177,227 of the 12% convertible notes and $16,139 in accrued interest thereon were settled through the issuance of $193,366 in 10% senior convertible notes.

Included in interest and financing costs for the three and six months ended June 30, 2012 is $1,757 (2011:  $12,220), and $1,757 ($17,743), respectively, relating to accrued coupon-rate interest on the 12% convertible notes; also included in interest and financing costs for the three and six months ended June 30, 2012 is $nil (2011:  $60,027) and $nil (2011:  $127,614), respectively, relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

5.  Convertible promissory notes

During the six months ended June 20, 2012, the Company issued $32,500 of its convertible promissory notes for cash. The notes mature on February 25, 2013, and may be prepaid during the period from issuance to November 18, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at November 18, 2012 or thereafter, into common stock of the Company.  $19,384, representing the relative fair value of the beneficial conversion feature of the notes, was allocated to additional paid in capital.

Also during the six months ended June 30, 2012, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $67,000 of note principal, and $2,120 in accrued interest, into 8,531,593 common shares of the Company.

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

The maturity dates for those convertible promissory notes which were outstanding at June 30, 2012, and issued prior to December 31, 2011, are as follows:  $20,000 mature on September 3, 2012; $27,500 mature on September 14, 2012.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

5.  Convertible promissory notes (continued)

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at June 30, 2012 was 13,431,591, which represents less than 3% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at June 30, 2012 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three and six months ended June 30, 2012, accretion of $44,005 (2011:  $7,537) and $67,610 (2011:  $10,782), respectively, was included in interest and financing costs.

Also included in interest and financing costs for the three and six months ended June 30, 2012 is $1,259 (2011:  $1,254) and $3,513 (2011:  $1,631), respectively, relating to accrued coupon-rate interest on the convertible promissory notes; and $3,224 (2011:  $584) and $4,792 (2011:  $787), respectively, relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At June 30, 2012, the fair value of the stock issuable to fully convert the convertible promissory note principal was $134,316, which exceeded the principal amount outstanding on that date by $53,816.

6.  Capital lease obligation:

During the six months ended June 30, 2012, the Company repaid in full its obligations under a long-term lease for office equipment.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

7.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2012, the Company issued an aggregate of 6,000,000 shares of its common stock as incentives for consultants to enter into consulting agreements with the company.  $187,500, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

During the six months ended June 30, 2012, the Company also issued an aggregate of 1,150,000 shares of its common stock as compensation for consulting services rendered.  $22,180, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

On January 30, 2012, the Company issued 100,667 of its common shares in settlement of $3,020 in accrued interest on the 10% senior convertible notes.  $3,020 has been allocated to the stock and additional paid in capital to reflect this transaction.

During the six months ended June 30, 2012, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $65,000 of note principal, and $2,120 of accrued interest thereon, into 8,531,593 common shares of the Company.  $67,120 has been allocated to the stock and additional paid in capital to reflect this transaction.

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2012, the Company issued 2,050,015 shares of its common stock, with a relative fair value of $56,722, to the holders of the notes.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$ --	$ --	$ 209,680	$ 15,000
Selling, general and administrative	--	--	--	--
Total stock-based compensation included in expenses	$ --	$ --	$ 209,680	$ 15,000

8.  Gain on extinguishment of debt, accounts payable and accrued liabilities

On March 9, 2012, the Company paid $6,062 in settlement of accounts payable totaling $42,095.  The settlement resulted in a $4,145 reversal of value added tax credits, and a gain on settlement of $31,888.

9.  Interest and financing costs

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

10.  Loss per share

As the Company incurred a net loss during the six months ended June 30, 2012, and during the six months ended June 30, 2011, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	213,578,123	190,405,542
Shares issuable on conversion of 12% convertible notes and accrued interest thereon	--	6,026,033
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	13,929,678	7,331,445
Stock options	7,700,000	7,700,000
	235,207,801	211,463,020

11.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $611,887 (December 31, 2011 – $611,887) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2011 – $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $43,337 (December 31, 2011 - $71,649) payable to the director and to a company controlled by a director.

$159,848 (December 31, 2011 – $139,373) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at June 30, 2012.  $17,958 (2011:  $19,008) and $36,273 (2011:  $37,837) is included in interest and financing costs for the three and six months ended June 30, 2012, respectively.

12.  Contingent liabilities

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended June 30, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

13.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2012, nor during the six months ended June 30, 2011.  Interest paid in cash during the six months ended June 30, 2012 was $16,032 (2011:  $1,371).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2012 and 2011:

	2012	2011

Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 12% convertible notes and accrued interest thereon	$ 193,366	$ 303,847
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	321,745	466,884
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	3,020	73,195
Issuance of the Company’s common stock on conversion of convertible
promissory notes	67,120	--
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	187,500	15,000
Issuance of the Company’s common stock as compensation to consultants	22,180	--

Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	8,000
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	--	50,000
Release of unused furniture in settlement of storage charges included in
accounts payable and accrued liabilities	--	4,376
	$ 794,931	$ 921,302

14.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of new debt instruments having similar terms and conditions subsequent to the period ended June 30, 2012.

15.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2012

 (In United States dollars)

16. Subsequent events

During the period from August 10 to August 15,, 2012, the company issued an aggregate of $24,000 of its 10% senior convertible notes, for cash.  The notes are payable on demand; holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  Holders of the notes were granted 73,500 common shares of the Company upon issuance of the notes.

During the period from July 1 to July 31, 2012, holders of the Company’s convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $32,500 in principal and $1,300 accrued interest thereon, in exchange for 8,216,591 shares of the Company’s common stock.

During the period from July 23 to August 8, 2012, the Company issued an aggregate of $7,803 of its promissory notes for cash proceeds.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2011 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2012 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue: We had no revenue during the three months ended June 30, 2012, nor during the three months ended June 30, 2011.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2012, we incurred a total of $97,001, as compared to $134,562, during the six months ended June 30, 2011.  There was an overall decrease in selling, general and administrative expenses of $37,561 (28%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The decrease in selling, general and administrative expense occurred primarily as a result of our having terminated the consulting agreements with two contractual personnel during the third quarter of 2011.  As we have not required the services provided by these individuals since the termination of their contracts, the $34,087 in fees incurred during the three months ended June 30, 2011 has no comparable cost during the three months ended June 30, 2012.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2012, we incurred a total of $26,819, as compared to $24,063 during the three months ended June 30, 2011 on research and development activities. There was an overall increase in research and development expenses of $2,756 (11%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants for development work during the period.  Our level of expenditure for research and development activities is variable, as our activities in this area are tied to initiatives undertaken from time to time in response to the outcome of testing and feedback from test installations of our software products.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2012 and the three months ended June 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  During the three months ended June 30, 2012, we incurred $225,284 in interest and financing costs, a decrease of $62,440 (22%) from the $287,724 in interest and financing costs incurred during the three months ended June 30, 2011.

The $225,284 in interest and financing costs we incurred during the three months ended June 30, 2012 is comprised of $174,618 of interest paid and payable to the holders of our debt; $3,421 of accretion of our 10% senior convertible notes; $44,005 of accretion of our convertible promissory notes; $3,224 of amortized deferred finance fees relating to the convertible promissory notes; and $16 in interest on the capital lease.  The $287,724 in interest and financing costs we incurred during the three months ended June 30, 2011 is comprised of $168,847 of interest paid and payable to the holders of our debt; $50,641 of accretion of our 10% senior convertible notes; $60,027 of accretion on our 12% convertible notes; $7,539 of accretion of our convertible promissory notes; $584 of amortized deferred finance fees relating to the 12% convertible notes; and $86 in interest on the capital lease..

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2011, and a significant portion of these notes remain in default as at June 30, 2012.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the three months ended June 30, 2012, and for the three months ended June 30, 2011 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended June 30, 2012 was less than the fair value of equity components relating to similar notes issued during the three months ended June 30, 2011, which resulted in a decrease of $47,220 (93%) in accretion related to these classes of notes.

There was a decrease of $67,587 (100%)  in accretion of our 12% convertible notes, as a result of all accretion having been recognized at date of issuance of these notes, as they were payable on demand.  These notes were issued during the first half of 2011, and were settled in full by February 2012, therefore there was no accretion during the three months ended June 30, 2012.

Accretion of our convertible promissory notes increased by $36,466 (484%) as a result of a net increase of $8,000 (11%) in the principal outstanding on these notes at June 30, 2012 as compared to June 30, 2011, and the related increase in the fair value of the beneficial conversion options being accreted.  In addition, the conversion of $55,000 in principal of the convertible promissory notes during the three months ended June 30, 2012, prior to their maturity dates, resulted in accelerated accretion of the notes converted. None of the convertible promissory notes were subject to accelerated accretion during the three months ended June 30, 2011, as there were no notes converted during that period.

Interest paid and payable to the holders of our debt increased by $5,771 (3%), as a result of a net increase of $201,226 in principal outstanding on our interest-bearing debt during the period from June 30, 2011 to June 30, 2012.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended June 30, 2012, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $34,810; during the three months ended June 30, 2011, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $310.

Net loss: We incurred a loss of $316,075 (rounded to $0.00 per share) for the three months ended June 30, 2012, compared to a loss of $443,576 (rounded to $0.00 per share) for the three months ended June 30, 2011.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six months ended June 30, 2012 compared to the Six months ended June 30, 2011

Revenue: We had no revenue during the six months ended June 30, 2012, nor during the six months ended June 30, 2011.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2012, we incurred a total of $390,523, as compared to $275,073, during the six months ended June 30, 2011.  There was an overall increase in selling, general and administrative expenses of $115,450 (42%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

The increase in selling, general and administrative expense occurred primarily as a result of recognizing $187,500 in expense relating to the fair value of 6,000,000 common shares of the Company’s common stock issued as signing bonuses in connection with three new consulting agreements for investor relations and financing services.  During the six months ended June 30, 2011 there were 500,000 common shares, with an aggregate fair value of $15,000, issued as incentive for new consulting agreements.  This increase of $172,500 (1,150%) in stock-based incentives was partially offset by a reduction in cash based consulting fees paid in relation to two contracts which were terminated during the third quarter of 2011, for which no similar services have been required since that time.

The above-noted changes are the primary reasons for the net increase in selling, general and administrative expenses during the six months ended June 30, 2012, as compared with the six months ended June 30, 2011.  We also decreased our audit fees as a result in a change in auditors; our legal fees relating to our defense of the action taken against us were lower during the six months ended June 30, 2012 than during the six months ended June 30, 2011; and we discontinued payments for storage of unused office furniture.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2012, we incurred a total of $62,164, as compared to $42,951 during the six months ended June 30, 2011 on research and development activities. There was an overall increase in research and development expenses of $19,213 (45%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants for development work during the period.  During the six months ended June 30, 2011, our research and development activities were focused on evaluating and testing the results of development work undertaken during the preceding period, and on the feedback received as a result of installations under evaluation licenses.  This work involved fewer resources than we engaged during the six months ended June 30, 2012, during which time we focused on achieving several specific development initiatives, and on evaluating, testing and debugging the development work undertaken during the preceding period.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2012 and the six months ended June 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  During the six months ended June 30, 2012, we incurred $564,099 in interest and financing costs, an increase of $28,790 (5%) over the $535,309 in interest and financing costs incurred during the six months ended June 30, 2011.

The $564,099 in interest and financing costs we incurred during the six months ended June 30, 2012 is comprised of $348,290 of interest paid and payable to the holders of our debt; $143,357 of accretion of our 10% senior convertible notes; $67,610 of accretion of our convertible promissory notes; $4,792 of amortized deferred finance fees relating to the convertible promissory notes; and $50 in interest on the capital lease.  The $535,309 in interest and financing costs we incurred during the six months ended June 30, 2011 is comprised of $331,301 of interest paid and payable to the holders of our debt; $64,641 of accretion of our 10% senior convertible notes; $127,614 of accretion on our 12% convertible notes; $10,782 of accretion of our convertible promissory notes; $787 of amortized deferred finance fees relating to the 12% convertible notes; and $184 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2011, and a significant portion of these notes remain in default as at June 30, 2012.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the six months ended June 30, 2012, and for the six months ended June 30, 2011 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the six months ended June 30, 2012 was greater than the fair value of equity components relating to similar notes issued during the six months ended June 30, 2011, which resulted in an increase of $78,716 (122%) in accretion related to these classes of notes.

There was a decrease of $127,614 (100%)  in accretion of our 12% convertible notes, as a result of all accretion having been recognized at date of issuance of these notes, as they were payable on demand.  These notes were issued during the first half of 2011, and were settled in full by February 2012, therefore there was no accretion during the six months ended June 30, 2012.

Accretion of our convertible promissory notes increased by $56,828 (527%) as a result of a net increase of $8,000 (11%) in the principal outstanding on these notes at June 30, 2012 as compared to June 30, 2011, and the related increase in the fair value of the beneficial conversion options being accreted. In addition, the conversion of $65,000 in principal of the convertible promissory notes during the six months ended June 30, 2012, prior to their maturity dates, resulted in accelerated accretion of the notes converted. None of the convertible promissory notes were subject to accelerated accretion during the three months ended June 30, 2011, as there were no notes converted during that period.

Interest paid and payable to the holders of our debt increased by $16,989 (5%), as a result of a net increase of $147,106 in principal outstanding on our interest-bearing debt during the period from June 30, 2011 to June 30, 2012.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the six months ended June 30, 2012, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $3,657; during the six months ended June 30, 2011, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $38,589.

Net loss: We incurred a loss of $984,802 (rounded to $0.01 per share) for the six months ended June 30, 2012, compared to a loss of $888,785 (rounded to $0.01 per share) for the six months ended June 30, 2011.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $2,921 during the six months ended June 30, 2012, from a balance of $11,957 at December 31, 2011, to $9,036 at June 30, 2012.  Our net loss of $984,803 during the period, and resulting cash used in operations of $190,102, and the repayment of $32,364 of our promissory notes, were offset by an increase in cash resulting from the issuance of $187,500 of our 10% senior convertible notes, net of $30,000 in repayments, and proceeds, net of issuance costs, of $30,000, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the six months ended June 30, 2012.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2012, we had negative working capital of $10,345,242 and an accumulated deficit during the development stage of $38,612,093; for the six months then ended we had a net loss of $984,803, and negative cash flow from operations of $190,102.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2011.  A substantial amount of these notes remain unpaid as of June 30, 2012.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2012 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the fourth quarter of 2012, however we cannot be assured that this will be the case.  During the six months ended June 30, 2012, we retained the services of three new consultants, and terminated the agreement with one consultant.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2012, we issued $187,500 of 10% senior convertible notes, net of $30,000 in repayments of these notes, $30,000 in convertible promissory notes, net of finance fees and $3,532 of our promissory notes, which generated cash to fund operations.  During this period, we also issued $193,366 of our 10% senior convertible notes in settlement of previously issued 12% convertible notes, plus accrued interest thereon; $321,745 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes plus accrued interest thereon; 100,667 shares of our common stock in settlement of $3,020 in accrued interest on our 10% senior convertible notes; and 961,538 shares of our common stock in settlement of $10,000 convertible promissory notes, all of which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 6,000,000 shares of our common stock as signing bonuses for consultants entering into service contracts with the Company, and a further 1,150,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended June 30, 2012.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to these risk factors during the six months ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from August 10 to August 15, 2012, the company issued an aggregate of $24,500 of its 10% senior convertible notes, for cash.  Holders of the notes were granted 73,500 common shares of the Company upon issuance of the notes.

During the period from July 12 to July 31, 2012, holders of the Company’s convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $32,500 in principal, and $1,300 in accrued interest thereon, in exchange for 8,216,591 shares of the Company’s common stock.

During the period from July 23 to August 8, 2012, the Company issued an aggregate of $7,803 of its promissory notes for cash proceeds.

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2011.  A significant amount of these notes remained unpaid as of June 30, 2012, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

To be filed by amendment.

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  August 20, 2012

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  August 20, 2012