Form 10-Q
period 2012-09-30
VALIDIAN CORP
filed 2012-11-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 13, 2012, 169,715,370 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potentialpersonswhoaretorespondtothecollectionofinformationcontainedinthisformarenot

requiredtorespondunlesstheformdisplaysacurrentlyvalidOMBcontrolnumber.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES A DEVELOPMENT STAGE ENTERPRISE Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 426	$ 11,957
Value added taxes recoverable	5,753	8,422
Total Current assets	6,178	20,379
Property and equipment, net of accumulated depreciation of $43,176
(December 31, 2011 - $38,487)	5,448	10,136

Total assets	$ 11,626	$ 30,515
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$ 3,074,992	$ 2,577,249
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 11)	177,329	139,373
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 11)	47,250	46,248
Promissory notes payable to related parties (notes 2,11)	54,038	71,649
Current portion of capital lease obligation (note 6)	--	2,009
10% Senior convertible notes (notes 3, 11)	6,223,083	5,806,820
10% Senior convertible notes payable to related parties (notes 3, 11)	659,445	659,445
12% convertible notes (note 4)	--	177,227
Convertible promissory notes (note 5)	44,622	26,921
Total current liabilities	10,600,759	9,826,941

Total liabilities	10,600,759	9,826,941

Stockholders’ deficiency (note 7):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at September 30, 2012 and at December 31, 2011)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 169,715,370 and 141,593,004 shares at September 30, 2012 and December 31, 2011, respectively.)	169,715	141,593
Additional paid in capital	28,205,997	27,717,705
Deficit accumulated during the development stage	(38,936,411)	(37,627,290)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at September 30, 2012 and December 31, 2011, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(10,589,133)	(9,796,426)

Basis of presentation (note 1)
Contingent liabilities (note 12)
Subsequent events (note 16)
Total liabilities and stockholders’ deficiency	$ 11,626	$ 30,515

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

And for the Period from August 3, 1999 to September 30, 2012

(In United States dollars)

					Period from
	Three Months Ended		Nine Months Ended		August 3, 1999
	September 30,		September 30,		To September
	2012	2011	2012	2011	30, 2012
Expenses:
Selling, general and administrative	$ 93,962	$ 173,474	$ 484,485	$ 448,547	$16,478,069
Research and development	18,572	24,711	80,736	67,662	10,182,625
Depreciation of property and equipment	1,127	1,268	4,689	3,856	452,234
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	113,661	199,453	569,910	520,065	28,716,421

Loss before the undernoted	(113,661)	(199,453)	(569,910)	(520,065)	(28,716,421)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 8)	--	--	31,888	5,725	342,408
Interest and financing costs (notes 9 and 11)	(199,301)	(337,123)	(763,400)	(872,432)	(10,487,027)
Foreign exchange gain (loss)	(11,356)	70,164	(7,699)	31,575	(137,099)
	(210,657)	(266,959)	(739,211)	(835,132)	(10,219,990)

Net loss	$(324,318)	$(466,412)	$(1,309,121)	$(1,355,197)	$(38,936,411)

Loss per common share – basic and diluted (note 11)	$(0. 00)	$(0.00)	$(0. 01)	$(0.01)

Weighted average number of common shares outstanding during period	166,736,884	120,139,801	156,701,132	115,066,767

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed, Statements of Cash Flow

For the nine months ended September 30, 2012 and 2011

And for the Period from August 3, 1999 to September 30, 2012

(In United States dollars)

	Nine Months Ended September 30,		Period from August 3, 1999 to
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$ (1,309,121)	$(1,355,197)	$ (38,936,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,689	3,856	452,234
Stock-based compensation	229,680	61,162	3,940,854
Non-cash interest and financing expense	747,304	865,374	10,433,972
Loss (gain) on extinguishment of debt and accrued liabilities	(31,888)	(5,725)	(342,408)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	2,669	18,739	20,049
Prepaid expenses	--	--	(61,557)
Accounts payable and accrued liabilities	98,754	181,785	4,666,190
Deferred revenue	--	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(257,913)	(230,006)	(17,768,074)
Cash flows from investing activities:
Additions to property and equipment	--	(3,120)	(546,943)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(3,120)	(391,979)
Cash flows from financing activities:
Capital lease repayments	(2,009)	(3,008)	(30,489)
Issuance of promissory notes	29,601	10,000	4,900,373
Issuance of 10% senior convertible notes	242,000	161,500	3,877,500
Issuance of convertible promissory notes	65,000	125,500	250,500
Debt and equity issuance costs	(5,000)	(8,000)	(950,983)
Repayment of promissory notes	(46,785)	(32,767)	(305,499)
Repayment of 10% senior convertible notes	(37,000)	--	(30,000)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	245,807	253,225	18,109,739

Effects of exchange rates on cash and cash equivalents	575	4,307	15,940
Net increase (decrease) in cash and cash equivalents	(11,531)	14,406	(34,373)
Cash and cash equivalents:
Beginning of period	11,957	(1,877)	34,799
End of period	$ 426	$ 22,529	$ 426

Supplementary information (note 13)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2012.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2011.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $10,594,581, and stockholders’ deficiency of $10,589,133 as at September 30, 2012, and has incurred a loss of $1,309,121 and negative cash flow from operations of $257,913 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2011.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2012, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2012 and December 31, 2011:

	Nine months	Year ended
	ended September 30, 2012	December 31, 2011
	(unaudited)
Balance beginning of period	$ 117,897	$ 112,007

Notes issued	29,601	18,500

Principal repaid	(46,785)	(32,767)

Principal settled through issuance of the Company’s 10% senior convertible
Notes (note 5)	--	(83,960)

Adjustment for foreign currency translation	575	5,117

	$ 101,288	$ 117,897

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 43,038	$ 63,147
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	58,250	54,750
	101,288	117,897
Payable to related parties (note 11)	(54,038)	(71,649)
	$ 47,250	$ 46,248

Included in interest and financing costs for the three and nine months ended September 30, 2012 is $3,013 (2011: $6,253) and $9,171 (2011:  $19,027), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2012 was $63 (2011:  $5,615) and $16,046 (2011:  $6,803), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2012 and December 31, 2011:

	Nine months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
	(unaudited)
Balance beginning of period	$ 6,466,265	$ 6,233,150

Note proceeds on issuance	757,111	1,903,810
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(2,124)	(7,683)
Allocated to additional paid-in capital	(55,268)	(179,847)
	(699,719)	(187,530)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(86,635)	(457,254)
Proceeds allocated to 10% senior convertible notes on issuance	613,084	1,259,026

Accretion recorded as a charge to interest and financing costs	144,027	644,784
Principal matured and repaid through the issuance of new 10%
senior convertible notes	(303,848)	(1,035,248)
Principal repaid in cash	(37,000)	--

Principal converted pursuant to the terms of the notes	--	(224,332)
Principal matured and repaid through the issuance of 12% convertible promissory notes (note 4)	--	(411,115)
	6,882,528	6,466,265
Payable to related parties (note 11)	(659,445)	(659,445)
	$ 6,223,083	$ 5,806,820

During the nine months ended September 30, 2012, the Company issued an aggregate of $757,111 of its 10% senior convertible notes.  $242,000 of the notes were issued for cash; $321,745 of the notes were issued in settlement of $303,848 in previously issued 10% senior convertible notes and $17,897 in accrued interest thereon; and $193,366 of the notes were issued in settlement of $177,227 in 12% convertible notes and $16,139 in accrued interest thereon.  During this period the Company also repaid $37,000 of the notes, and settled $3,020 in accrued interest thereon through the issuance of 100,657 shares of the Company’s common stock.

Under the terms of the notes issued during the nine months ended September 30, 2012, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $192,000 of the notes issued during the period are payable on demand; $565,111 mature on December 31, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the nine months ended September 30, 2012 were granted 2,123,515 common shares of the Company upon issuance of the notes; $57,392, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

$86,635, representing the relative fair value of the beneficial conversion feature of the notes issued during the nine months ended September 30, 2012 was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2011.  At September 30, 2012, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2012, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2012:

Note	Conversion
Principal	Rate
$ 5,871,021	$0.03
511,507	0.038
500,000	0.10
$ 6,882,528

At September 30, 2012, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $4,047,503 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended September 30, 2012 is $173,261 (2011:  $153,709) in coupon rate interest accrued on the 10% senior convertible notes, and $670 (2011: $128,760) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.  Included in interest and financing costs for the nine months ended September 30, 2012 is $510,123 (2011:  $457,271) in coupon rate interest accrued on the 10% senior convertible notes, and $144,027 (2011:  $193,401) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At September 30, 2012, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $2,141,615, which is $4,740,915 less than the principal outstanding on that date.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

 (In United States dollars)

4.  12% Convertible notes

During the nine months ended September 30, 2012, $177,227 of the 12% convertible notes and $16,139 in accrued interest thereon were settled through the issuance of $193,366 in 10% senior convertible notes.

Included in interest and financing costs for the three and nine months ended September 30, 2012 is $nil (2011:  $5,468), and $1,757 (2011: $23,212), respectively, relating to accrued coupon-rate interest on the 12% convertible notes; also included in interest and financing costs for the three and nine months ended September 30, 2012 is $nil (2011:  $60,027) and $nil (2011:  $127,614), respectively, relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

5.  Convertible promissory notes

During the nine months ended September 30, 2012, the Company issued $65,000 of its convertible promissory notes for cash. $32,500 of these notes mature on February 25, 2013, and may be prepaid during the period from issuance to November 18, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at November 18, 2012 or thereafter, into common stock of the Company.  $19,384, representing the relative fair value of the beneficial conversion feature of the notes, was allocated to additional paid in capital.

$32,500 of the notes issued during the nine months ended September 30, 2012 mature on June 21, 2013, and may be prepaid during the period from issuance to December 28, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at December 28, 2012 or thereafter, into common stock of the Company.  $19,384, representing the relative fair value of the beneficial conversion feature of the notes, was allocated to additional paid in capital.

Also during the nine months ended September 30, 2012, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $97,500 of note principal, and $3,420 in accrued interest, into 16,748,184 common shares of the Company.

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

$15,500 of the convertible promissory notes which were outstanding at September 30, 2012, were issued prior to December 31, 2011, and matured on September 14, 2012; effective September 14, 2012, the maturity date of these notes was extended to December 31, 2012.

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

September 30, 2012

 (In United States dollars)

5.  Convertible promissory notes (continued)

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at September 30, 2012 was 14,305,876, which represents less than 3% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at September 30, 2012 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three and nine months ended September 30, 2012, accretion of $18,432 (2011:  $39,009) and $86,041 (2011:  $49,791), respectively, was included in interest and financing costs.

Also included in interest and financing costs for the three and nine months ended September 30, 2012 is $789 (2011:  $1,246) and $4,302 (2011:  $2,877), respectively, relating to accrued coupon-rate interest on the convertible promissory notes; and $3,135 (2011:  $2,606) and $7,927 (2011:  $3,393), respectively, relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At September 30, 2012, the fair value of the stock issuable to fully convert the convertible promissory note principal was $138,793, which exceeded the principal amount outstanding on that date by $58,293.

6.  Capital lease obligation:

During the nine months ended September 30, 2012, the Company repaid in full its obligations under a long-term lease for office equipment.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

 (In United States dollars)

7.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2012, the Company issued an aggregate of 6,000,000 shares of its common stock as incentives for consultants to enter into consulting agreements with the company.  $187,500, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

During the nine months ended September 30, 2012, the Company also issued an aggregate of 3,150,000 shares of its common stock as compensation for consulting services rendered.  $42,180, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

On January 30, 2012, the Company issued 100,667 of its common shares in settlement of $3,020 in accrued interest on the 10% senior convertible notes.  $3,020 has been allocated to the stock and additional paid in capital to reflect this transaction.

During the nine months ended September 30, 2012, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $97,500 of note principal, and $3,420 of accrued interest thereon, into 16,748,184 common shares of the Company.  $100,920 has been allocated to the stock and additional paid in capital to reflect this transaction.

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2012, the Company issued 2,123,515 shares of its common stock, with a relative fair value of $57,391, to the holders of the notes.

(b)  Transactions involving stock options

2,975,000 of the Company’s issued and outstanding stock options expired on June 19, 2012.

(c)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Selling, general and administrative	$ 20,000	$ 45,000	$ 229,680	$ 60,000
Research and development	--	1,162	--	1,162
Total stock-based compensation included in expenses	$ 20,000	$ 46,162	$ 229,680	$ 61,162

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

September 30, 2012

 (In United States dollars)

9.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest; accretion and financing costs relating to the 10% senior convertible notes, 12% convertible notes, promissory notes, and convertible promissory notes; and the interest portion of capital lease payments.

10.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2012, and during the nine months ended September 30, 2011, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	214,161,456	191,984,154
Shares issuable on conversion of 12% convertible notes and accrued interest thereon	--	6,208,308
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	14,305,876	4,987,188
Stock options	4,725,000	7,700,000
	233,192,332	210,879,650

11.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $611,887 (December 31, 2011 – $611,887) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2011 – $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $54,038 (December 31, 2011 - $71,649) payable to the director and to a company controlled by a director.

$177,329 (December 31, 2011 – $139,373) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at September 30, 2012.  $18,215 (2011:  $18,770) and $54,488 (2011:  $56,607) is included in interest and financing costs for the three and nine months ended September 30, 2012, respectively.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended September 30, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2012

 (In United States dollars)

13.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2012, nor during the nine months ended September 30, 2011.  Interest paid in cash during the nine months ended September 30, 2012 was $16,046 (2011:  $7,058).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2012 and 2011:

	2012	2011

Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 12% convertible notes and accrued interest thereon	$ 193,366	$ 303,847
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	321,745	466,884
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	3,020	152,244
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	100,920	41,600
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	187,500	101,400
Issuance of the Company’s common stock as compensation to consultants	42,180	--

Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	6,652
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	--	50,000
Release of unused furniture in settlement of storage charges included in
accounts payable and accrued liabilities	--	4,376
	$ 848,731	$ 1,220,813

14.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the six weeks prior to the period ended September 30, 2012, under conditions substantially identical to those existing at September 30, 2012.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2011 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2012 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue: We had no revenue during the three months ended September 30, 2012, nor during the three months ended September 30, 2011.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2012, we incurred a total of $93,962, as compared to $173,474 during the nine months ended September 30, 2011.  There was an overall decrease in selling, general and administrative expenses of $79,512 (46%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

The decrease in selling, general and administrative expense occurred primarily as a result of our having terminated the consulting agreements with two contractual personnel during the third quarter of 2011.  As we have not required the services provided by these individuals since the termination of their contracts, the fees incurred during the three months ended September 30, 2011 have no comparable cost during the three months ended September 30, 2012. Additionally, there has been a reduction in the stock-based component of the remuneration under certain consulting contracts, as a result of the trading value for our stock at the date of issuance during the three months ended September 30, 2012, being lower than the value at the date of issuance during the three months ended September 30, 2011.  These reductions were partially offset by higher legal costs associated with our defense against the legal charge against us brought by a former consultant, as well as higher regulatory costs associated with recent changes to our filing requirements.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended September 30, 2012, we incurred a total of $18,572, as compared to $24,711 during the three months ended September 30, 2011 on research and development activities. There was an overall decrease in research and development expenses of $6,139 (25%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

The decrease in research and development expenses is due primarily to an decrease in fees paid to consultants for development work during the period.  Our level of expenditure for research and development activities is variable, as our activities in this area are tied to initiatives undertaken from time to time in response to the outcome of testing and feedback from test installations of our software products.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2012 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  Interest and financing costs during the three months ended September 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  During the three months ended September 30, 2012, we incurred $199,301 in interest and financing costs, a decrease of $137,822 (41%) from the $337,123 in interest and financing costs incurred during the three months ended September 30, 2011.

The $199,301 in interest and financing costs we incurred during the three months ended September 30, 2012 is comprised of $177,063 of interest paid and payable to the holders of our debt; $670 of accretion of our 10% senior convertible notes; $18,432 of accretion of our convertible promissory notes; and $3,135 of amortized deferred finance fees relating to the convertible promissory notes.  The $337,123 in interest and financing costs we incurred during the three months ended September 30, 2011 is comprised of $166,677 of interest paid and payable to the holders of our debt; $128,760 of accretion of our 10% senior convertible notes; $39,009 of accretion of our convertible promissory notes; $2,606 of amortized deferred finance fees relating to the 12% convertible notes; and $71 in interest on the capital lease..

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2011, and a significant portion of these notes remain in default as at September 30, 2012.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the three months ended September 30, 2012, and for the three months ended September 30, 2011 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended September 30, 2012 was less than the fair value of equity components relating to similar notes issued during the three months ended September 30, 2011, which resulted in a decrease of $128,090 (99%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes decreased by $20,577 (53%) as a result of a net decrease of $45,000 (36%) in the principal outstanding on these notes at September 30, 2012 as compared to September 30, 2011, and the related decrease in the fair value of the beneficial conversion options being accreted.

Interest paid and payable to the holders of our debt increased by $10,386 (6%), as a result of a net increase of $388,881 in principal outstanding on our interest-bearing debt during the period from September 30, 2011 to September 30, 2012.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended September 30, 2012, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $11,356; during the three months ended September 30, 2011, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $70,164.

Net loss: We incurred a loss of $324,318 (rounded to $0.00 per share) for the three months ended September 30, 2012, compared to a loss of $466,412 (rounded to $0.00 per share) for the three months ended September 30, 2011.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine months ended September 30, 2012 compared to the Nine months ended September 30, 2011

Revenue: We had no revenue during the nine months ended September 30, 2012, nor during the nine months ended September 30, 2011.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2012, we incurred a total of $484,485, as compared to $448,547, during the nine months ended September 30, 2011.  There was an overall increase in selling, general and administrative expenses of $35,938 (8%) during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

The increase in selling, general and administrative expense occurred primarily as a result of recognizing $229,680 in expense relating to the fair value of 9,150,000 common shares of the Company’s common stock issued as signing bonuses and remuneration in connection with three new consulting agreements for investor relations and financing services.  During the nine months ended September 30, 2011 there were 2,500,000 common shares, with an aggregate fair value of $60,000, issued as incentive for new consulting agreements and compensation for services rendered.  This increase of $169,680 (283%) in stock-based incentives was partially offset by a reduction in cash based consulting fees paid in relation to two contracts which were terminated during the third quarter of 2011, for which no similar services have been required since that time.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2012, we incurred a total of $80,736, as compared to $67,662 during the nine months ended September 30, 2011 on research and development activities. There was an overall increase in research and development expenses of $13,074 (19%) during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

The increase in research and development expenses is due primarily to an increase in fees paid to consultants for development work during the period.  During the nine months ended September 30, 2011, our research and development activities involved greater resources than we engaged during the nine months ended September 30, 2012.  Our level of expenditure for research and development activities is variable, as our activities in this area are tied to initiatives undertaken from time to time in response to the outcome of testing and feedback from test installations of our software products.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2012 and the nine months ended September 30, 2011 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  During the nine months ended September 30, 2012, we incurred $763,400 in interest and financing costs, a decrease of $109,032 (12%) over the $872,432 in interest and financing costs incurred during the nine months ended September 30, 2011.

The $763,400 in interest and financing costs we incurred during the nine months ended September 30, 2012 is comprised of $525,355 of interest paid and payable to the holders of our debt; $144,027 of accretion of our 10% senior convertible notes; $86,041 of accretion of our convertible promissory notes; $7,927 of amortized deferred finance fees relating to the convertible promissory notes; and $50 in interest on the capital lease.  The $872,432 in interest and financing costs we incurred during the nine months ended September 30, 2011 is comprised of $497,978 of interest paid and payable to the holders of our debt; $193,401 of accretion of our 10% senior convertible notes; $127,614 of accretion on our 12% convertible notes; $49,791 of accretion of our convertible promissory notes; $3,393 of amortized deferred finance fees relating to the 12% convertible notes; and $255 in interest on the capital lease.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2011, and a significant portion of these notes remain in default as at September 30, 2012.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the nine months ended September 30, 2012, and for the nine months ended September 30, 2011 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the nine months ended September 30, 2012 was less than the fair value of equity components relating to similar notes issued during the nine months ended September 30, 2011, which resulted in a decrease of $49,374 (26%) in accretion related to these classes of notes.

There was a decrease of $127,614 (100%)  in accretion of our 12% convertible notes, as a result of all accretion having been recognized at date of issuance of these notes, as they were payable on demand.  These notes were issued during the first half of 2011, and were settled in full by February 2012, therefore there was no accretion during the nine months ended September 30, 2012.

Accretion of our convertible promissory notes increased by $36,250 (73%).  The conversion of $97,500 in principal of the convertible promissory notes during the nine months ended September 30, 2012, prior to their maturity dates, resulted in accelerated accretion of the notes converted. During the nine months ended September 30, 2011, $40,000 of the convertible promissory notes were converted; the increase in accelerated accretion associated with conversions during the nine months ended September 30, 2012 as compared with those during the nine months ended September 30, 2011, is the main reason for the overall increase in the accretion charges for this class of notes.

Interest paid and payable to the holders of our debt increased by $27,377  (5%), as a result of a net increase of $388,881 in principal outstanding on our interest-bearing debt during the period from September 30, 2011 to September 30, 2012.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the nine months ended September 30, 2012, the Canadian dollar gained strength relative to the United States dollar,  resulting in an overall loss on foreign currency translations of $7,699; during the nine months ended September 30, 2011, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $31,575.

Net loss: We incurred a loss of $1,309,121 (rounded to $0.01 per share) for the nine months ended September 30, 2012, compared to a loss of $1,355,197 (rounded to $0.01 per share) for the nine months ended September 30, 2011.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $11,531 during the nine months ended September 30, 2012, from a balance of $11,957 at December 31, 2011, to $426 at September 30, 2012.  Our net loss of $1,309,121 during the period, and resulting cash used in operations of $257,913, and the repayment of $17,184 of our promissory notes, net of $29,601 of new notes issued, were offset by an increase in cash resulting from the issuance of $205,000 of our 10% senior convertible notes, net of $37,000 in repayments; and proceeds, net of issuance costs, of $30,000, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the nine months ended September 30, 2012.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2012, we had negative working capital of $10,594,581 and an accumulated deficit during the development stage of $38,936,411; for the nine months then ended we had a net loss of $1,309,121, and negative cash flow from operations of $257,913.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2011.  A substantial amount of these notes remain unpaid as of September 30, 2012.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at September 30, 2012 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the first quarter of 2013, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2012, we retained the services of three new consultants, and terminated the agreement with one consultant.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2012, we issued $205,000 of 10% senior convertible notes, net of $37,000 in repayments of these notes; $60,000 in convertible promissory notes, net of finance fees, which generated cash to fund operations.  During this period, we also issued $193,366 of our 10% senior convertible notes in settlement of previously issued 12% convertible notes, plus accrued interest thereon; $321,745 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes plus accrued interest thereon; 100,667 shares of our common stock in settlement of $3,020 in accrued interest on our 10% senior convertible notes; and 961,538 shares of our common stock in settlement of $10,000 convertible promissory notes, all of which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 6,000,000 shares of our common stock as signing bonuses for consultants entering into service contracts with the Company, and a further 3,150,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Neither the amount nor the likelihood of any liability that may arise as a result of this action is determinable at this time; accordingly, no amount in respect of this claim has been reflected in the financial statements for the period ended September 30, 2012.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to these risk factors during the nine months ended September 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2011.  A significant amount of these notes remained unpaid as of September 30, 2012, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Dated:  November 19, 2012

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 19, 2012