Form 10-K
period 2012-12-31
VALIDIAN CORP
filed 2013-04-16
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2015
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.01) and asked ($0.01) price of the registrant’s Common Stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,605,279, based upon the average between the closing bid and asked price ($0.01) multiplied by the 160,627,896 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 9, 2013: 196,335,946.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (3-10)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2012

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

47

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

Marketing Analysis

During the year ended December 31, 2012, we utilized the services of industry specialists in the health care, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At April 9, 2013 we had two sales representatives.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2012	2011
$104,236	$125,661

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

Employees

As at December 31, 2012, we had seven employees and contractual personnel, including one executive officer, two sales and marketing staff, three in research and development and one in administration.  Six are located in Ottawa, Canada and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $1,704,324 and negative cash flow from operations of $290,449 during the year ended December 31, 2012.  During the year ended December 31, 2011, we incurred a net loss of $2,278,744 and negative cash flow from operations of $299,165.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

We have issued options to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of April 9, 2013, we have outstanding options to purchase a total of 4,425,000 shares of our common stock, all of which have exercise prices at or above the recent market price of $0.01 per share (as of April 9, 2013).  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

We have two existing stock option plans, one of which had 2,707,302 shares remaining for issuance as of April 9, 2013, the second of which had 2,867,698 shares remaining for issuance as of April 9, 2013.  Future options issued under these plans may have further dilutive effects.

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

As of April 9, 2013, we had outstanding 196,335,946 shares of our common stock, of which approximately 31,808,050 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of April 9, 2013, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 16.5% of the outstanding common stock if they exercised all of the options held by them.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of April 9, 2013, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

Item 2.  Description of Properties.

Our Canadian office is located at 6 Gurdwara Rd., Suite 100, Ottawa, Canada, K2E 8A3. The telephone number is (613) 224-3535.  Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342, telephone number (404) 256-1963.

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

In January 2013, the parties reached a settlement agreement whereby the Company agreed to pay Mobile Secure a total of $47,500 in scheduled installments over the period from January 2013 to January 2014; the amount is to be repaid in full prior to January 2014 if the Company obtains financing in the aggregate of $250,000.  In the event of default, the Company shall be required to pay Mobile Secure an aggregate of $171,887, plus legal fees and other costs incurred by Mobile Secure.

During 2012, the Company entered into legal proceedings against Olav Consulting Corporation in defense of a claim brought by Olav Consulting Corporation alleging fees owing pursuant to a consulting contract for software development activities undertaken by Olav Consulting Corporation for the Company during 2010. The Company is disputing this claim; proceedings have been postponed until April 30, 2013 in order to allow the parties time to reach a settlement out of court.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2011
January 1 to March 31	0.044	0.015
April 1 to June 30	0.039	0.0123
July 1 to September 30	0.065	0.02
October 1 to December 31	0.035	0.01
2012
January 1 to March 31	0.044	0.018
April 1 to June 30	0.0255	0.009
July 1 to September 30	0.012	0.0063
October 1 to December 31	0.019	0.0058
2013
January 1 to March 31	0.028	0.0056

On April 9, 2013, the closing price of our common stock was $0.0125 per share.

(b)

Holders -- There were approximately 209 holders of record of our common stock as of April 9, 2013, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of April 9, 2013 was 196,335,946 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2012, we issued the following:

*

833,333 shares of our common stock to an accredited investor on October 17, 2012, in settlement of $25,000 in accounts payable;

*

2,857,143 shares of our common stock to an accredited investor pursuant to the conversion on November 19, 2012 of $12,000 in principal amount of our convertible promissory note issued December 12, 2011, at an effective conversion rate of $0.0042 per share;

*

1,210,526 shares of our common stock to an accredited investor pursuant to the conversion on November 26, 2012 of $3,500 in principal amount plus $1,100 in accrued interest on our convertible promissory note issued December 12, 2011 at an effective conversion rate of $0.0038 per share;

*

3,428,571 shares of our common stock to an accredited investor pursuant to the conversion on November 30, 2012 of $12,000 in principal amount of our convertible promissory note issued May 22, 2012 at an effective conversion rate of $0.0035 per share;

*

4,411,765 shares of our common stock to an accredited investor pursuant to the conversion on December 10, 2012 of $15,000 in principal amount of our convertible promissory note issued May 22, 2012 at an effective conversion rate of $0.0034 per share;;

*

1,942,857 shares of our common stock to an accredited investor pursuant to the conversion on December 18, 2012 of $5,500 in principal amount plus $1,300 in accrued interest on our convertible promissory note issued May 22, 2012 at an effective conversion rate of $0.0035 per share;;

During the period from January 1 to April 9, 2013, we issued the following:

*

3,429,190 shares of our common stock to an accredited investor pursuant to our 10% senior convertible note, principal amount $342,919, which was issued February 1, 2013;

*

250,000 shares of our common stock to an accredited investor on February 1, 2013, in settlement of $7,500 in accounts payable;

*

2,127,030 shares of our common stock to an accredited investor pursuant to our 10% senior convertible note, principal amount $212,703, which was issued February 1, 2013;

*

100,000 shares of our common stock to an accredited investor on February 23, 2013, in settlement of $3,000 in accrued interest on our 10% senior convertible notes;

*

390,000 shares of our common stock to an accredited investor pursuant to our 10% senior convertible note, principal amount $130,000, which was issued February 26, 2013;

*

1,000,000 shares of our common stock to an accredited investor on March 1, 2013 pursuant to terms of an Advisory Agreement as payment for services;

*

442,065 shares of our common stock to an accredited investor on March 1, 2013, in settlement of $13,262 in accrued interest on our 10% senior convertible notes;

*

500,000 shares of our common stock to an accredited investor on March 6, 2013, as payment for consulting services rendered;

*

66,667 shares of our common stock to an accredited investor on March 16, 2013, in settlement of $2,000 in accrued interest on our 10% senior convertible notes;

*

3,571,429 shares of our common stock to an accredited investor pursuant to the conversion on March 25, 2013 of $15,000 in principal amount of our convertible promissory note issued September 19, 2012 at an effective conversion rate of $0.0042 per share;

*

60,000 shares of our common stock to an accredited investor pursuant to our 10% senior convertible note, principal amount $20,000, which was issued March 26, 2013.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2011 and with respect to the consolidated balance sheets as at December 31, 2012 and 2011, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2012	2011
Operations Data
Selling, general and administrative	$ 646,150	$ 664,550
Research and development	104,236	125,661
Depreciation of property and equipment	5,399	5,637
Other expenses, net	948,539	1,482,896
Net loss	$ 1,704,324	$ 2,278,744

	Year Ended December 31
	2012	2011
Cash Flows Data
Net cash used in operating activities	$ (290,449)	$ (299,165)
Net cash used in investing activities	--	(7,900)
Net cash provided by financing activities	279,121	315,782
Effects of exchange rates on cash and cash equivalents	1,481	5,117
Net increase (decrease) in cash and cash equivalents	$ (9,847)	$ 13,834

	December 31
Balance Sheet Data	2012	2011
Cash	$ 2,110	$ 11,957
Total current assets	4,604	20,379
Property and equipment (net)	4,737	10,136
Total assets	9,341	30,515
Total current liabilities	10,893,105	9,826,941
Stockholders’ deficiency	$ (10,883,764)	$ (9,796,426)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2012 and December 31, 2011. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2012 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2012.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2012 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2013.  Our major initiatives through December 31, 2013 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $30,000 on our marketing efforts during the year ending December 31, 2013.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $90,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2013.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2013 are expected to total $120,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2013.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2013 will be $260,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $329,000 on general and administrative activities during the year ending December 31, 2013.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $719,000 for all expenses during the year ending December 31, 2013, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2012 compared to the fiscal year ended December 31, 2011

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

We did not make any commercial sales during the year ended December 31, 2012.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2012 we incurred a total of $646,150, as compared to $664,550, during the year ended December 31, 2011.  There was an overall decrease in selling, general and administrative expenses of $18,400 (3%).

The major factor contributing to the decrease in selling, general and administrative expense was our termination of two consulting contracts in September of 2011, which resulted in a reduction of approximately $170,000 in fees and related costs.  This reduction was offset by an increase in legal fees relating to the legal proceedings in which we were involved during the year; we also engaged three new consultants to assist in our investor relations activities.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2012, we spent $104,236 developing our software applications, compared to $125,661 during the year ended December 31, 2011.  There was an overall decrease in research and development expenses of $21,425 (17%).

During the year ended December 31, 2012, we engaged consultants to perform evaluation, testing and debugging of our software, and to verify and validate the integration process of one of our software products under evaluation licenses.  The knowledge gained from these initiatives, which began during 2011, was critical in determining the focus for development of the next version of this software product.  During 2011, our research and development projects were of a similar nature and scope; however, the decrease in overall research and development expenses resulted from our granting stock based bonuses to two of our consultants during the year ended December 31, 2011, for which there was no comparative expense during the year ended December 31, 2012.

Depreciation of property and equipment: Depreciation of property and equipment was $5,399 during the year ended December 31, 2012, a decrease of $238 (4%), from the $5,637 charged to depreciation expense during the year ended December 31, 2011.  Some of our capital assets became fully depreciated during the year ended December 31, 2012, which eliminated the periodic depreciation charges associated with those assets, resulting in a reduction in expense year-to-year.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2012 and the year ended December 31, 2011 consisted of interest and financing costs associated with our 10% senior convertible notes, our 12% convertible notes, our convertible promissory notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2012, we incurred $961,997 in interest and financing costs, a decrease of $545,057 (36%) over the $1,507,054 in interest and financing costs incurred during the year ended December 31, 2011.

The $961,997 in interest and financing costs we incurred during the year ended December 31, 2012 is comprised of $702,781 of interest paid and payable to the holders of our debt; $248,868 of accretion on our 10% senior convertible notes and convertible promissory notes; $10,298 of financing costs; and $50 in interest on the capital lease.  $1,507,054 in interest and financing costs we incurred during the year ended December 31, 2011 is comprised of $662,813 of interest paid and payable to the holders of our debt; $838,297 of accretion on our 10% senior convertible notes, 12% convertible notes, and convertible promissory notes; $5,640 of financing costs; and $305 in interest on the capital lease.

Total interest and financing costs decreased by $545,057 (36%) during the year ended December 31, 2012 as compared with 2011.  Charges to interest as a result of accretion decreased by $589,429 (70%), as a result of the equity components of notes issued during 2012 having a lower relative fair value than those issued during 2011.  There was an increase of $39,968 (6%) in coupon rate interest charges, which occurred as a result of an overall net increase of $286,621 in the principal balance of interest-bearing notes during the year.  Financing costs recognized as expense increased by $4,658 during the year ended December 31, 2012 as compared with the year ended December 31, 2011.  These costs relate to our convertible promissory notes, and the increase year-to-year occurred as a result of the amortization in 2012 of financing costs incurred but deferred during 2011; there was a greater amortization period relating to these costs, as well as more costs to amortize as a result of additional notes being issued during 2012, than was the case in 2011.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2012, we issued 833,330 shares of our common stock in settlement of $25,000 in accounts payable.  A gain of $16,667 on the settlement of accounts payable was recognized in connection with this transaction.  We also recognized a gain of $31,888 on the settlement of accounts payable for less than the carrying value of the payable amount, on the termination of a consulting contract.  During the year ended December 31, 2011, we recorded a net gain on extinguishment of debt and accrued liabilities in the amount of $5,725, on the issuance of our common stock, and on the transfer of fully depreciated, unused capital assets, in settlement of accounts payable and accrued liabilities.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2012, the Canadian dollar gained strength in relation to the United States dollar, resulting in a $35,097 net loss on foreign currency translations.  During the year ended December 31, 2011, the Canadian dollar lost strength in relation to the United States dollar, resulting in an $18,433 net gain on foreign currency translations.

Net loss: We incurred a loss of $1,704,324 ($0.01 per share) for the year ended December 31, 2012, compared to a loss of $2,278,744 ($0.02 per share) for the year ended December 31, 2011.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $9,847 during the year ended December 31, 2012, from a balance of $11,957 at December 31, 2011, to $2,110 at December 31, 2012, primarily as a result our net loss of $1,704,324 for the year, which resulted in net cash used in operations of $290,449.  This decrease in cash was substantially offset by our financing activities, which generated $279,121 in net cash proceeds from the issuance of our promissory notes, 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees. Our cash and cash equivalents increased by $13,843 during the year ended December 31, 2011, from a balance of $(1,877) at December 31, 2010, to $11,957 at December 31, 2011, primarily as a result of our financing activities, which generated $315,782 in net cash proceeds from the issuance of our promissory notes, 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees. This increase in cash was substantially offset by our net loss of $2,278,744 for the year, which resulted in net cash used in operations of $299,165, and our acquisition of computer equipment for $7,900.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2012.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2012, we had negative working capital of $10,883,764 and an accumulated deficit during the development stage of $39,331,614; we incurred a net loss of $1,704,324, and negative cash flow from operations of $290,449 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2012 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2013, however we cannot be assured that this will be the case.  During the year ended December 31, 2012, we terminated our engagement with one consultant, pursuant to the terms of the related contract.  We engaged four additional consulting companies over the course of the year; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2012, we issued $212,500, net of repayments, of our 10% senior convertible notes, and $95,000, net of finance fees, in convertible promissory notes, which generated cash for funding operations.  We issued a further $395,670 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon; and $193,366 in settlement of 12% convertible notes and accrued interest thereon, which reduced the cash which would otherwise have been required to settle these liabilities.  We issued 100,667 shares of our common stock in settlement of 10% senior convertible notes and accrued interest thereon, and 30,599,046 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon, which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued 2,123,515 shares of our common stock pursuant to the terms of 10% senior convertible notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.  In addition to these financing activities, we issued an aggregate of 9,150,000 shares of our common stock to consultants, as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise be required to engage these personnel; and we issued 833,333 shares of our common stock in settlement of accounts payable, which reduced the amount of cash which would otherwise have been required to settle this liability.

During the period from January 1 to April 9, 2013, we issued $150,000 of our 10% senior convertible notes, $11,500 of our promissory notes, and $30,000, net of finance fees, of our convertible promissory notes, the proceeds of which were used to fund operations.  We also issued a further $699,432 of our 10% senior convertible notes in settlement of previously issued 10% convertible notes and accrued interest thereon, and $26,000 of these notes in settlement of accounts payable, both of which reduced our requirement for cash settlement.  In connection with these financing transactions, we issued 6,006,220 shares of our common stock to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.  Additionally, we issued 1,500,000 shares of our common stock to consultants in respect of services rendered and to be rendered; 250,000 shares of our common stock in settlement of accounts payable; 608,732 shares of our common stock in settlement of accrued interest on our 10% senior convertible notes; and 3,571,429 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2012 decreased by approximately 17% as compared to the year ended December 31, 2011.  Selling, general and administrative expenses for the year ended December 31, 2012 decreased by approximately 3% as compared to the year ended December 31, 2011, due to several factors, including the termination of our engagement with two consultants, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2013.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2012 and 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Validian Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012 and 2011and since inception of Development Stage on August 3, 1999 through December 31, 2012. Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012 and 2011and since inception of Development Stage on August 3, 1999 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2a to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note2a.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 16, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2012 and 2011 (In U.S. dollars)
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$ 2,110	$ 11,957
Value added taxes recoverable	2,494	8,422
Total current assets	4,604	20,379

Property and equipment (note 3)	4,737	10,136

Total assets	$ 9,341	$ 30,515

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 512,777	$ 433,201
Accrued liabilities	2,869,631	2,144,048
Accrued interest on 10% notes payable to related parties (note 13)	189,986	139,373
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	49,850	46,248
Promissory notes payable to related parties (notes 4 and 13)	43,158	71,649
Current portion of capital lease obligation (note 8)	--	2,009
10% Senior convertible notes (note 5)	6,237,304	5,806,820
10% Senior convertible notes payable to related parties (notes 5 and 13)	659,445	659,445
12% Convertible notes (note 6)	--	177,227
Convertible promissory notes (note 7)	10,954	26,921
Total current liabilities	10,893,105	9,826,941

Total liabilities	10,893,105	9,826,941

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2012
and 2011)	–	–
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2012 and in 2011; Issued and outstanding 184,399,565 shares
In 2012 and 141,593,004 shares in 2011 (note 9(a))	184,400	141,593
Additional paid-in capital	28,291,884	27,717,705
Deficit accumulated during the development stage	(39,331,614)	(37,627,290)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2012 and 2011 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(10,883,764)	(9,796,426)
Future operations (note 2(a))
Guarantees and commitments (note 14)
Subsequent events (note 19)
Total liabilities and stockholders deficiency	$ 9,341	$ 30,515

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2012 and 2011 and the period from August 3, 1999 to December 31, 2012

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2012	2011	2012

Expenses:
Selling, general and administrative	$ 646,150	$ 664,550	$16,639,734
Research and development	104,236	125,661	10,206,125
Depreciation of property and equipment	5,399	5,637	452,944
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

Total Expenses	755,785	795,848	28,902,296

Loss before the undernoted	(755,785)	(795,848)	(28,902,296)

Other income (expenses):
Interest income	–	–	61,728
Gain on extinguishment of debt and accrued
liabilities (note 11)	48,555	5,725	359,075
Interest and financing costs (notes 10 and 13)	(961,997)	(1,507,054)	(10,685,624)
Other	(35,097)	18,433	(164,497)

Total other income (expenses)	(948,539)	(1,482,896)	(10,429,318)

Net loss	$(1,704,324)	$(2,278,744)	$(39,331,614)

Loss per common share – basic
and diluted (note 12)	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding	161,275,956	120,074,916

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

For the period from inception on August 3, 1999 to December 31, 2012

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2012

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	1,436,685	1,437	28,064	–	–	–	–	29,501
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options
earned during the year	–	–	4,142	–	–	–	–	4,142
Net loss and comprehensive
loss	–	–	–	–	(1,358,341)	–	–	(1,358,341)
Balances at December 31,
2010	106,554,038	$ 106,554	$26,301,990	$ 21,304	$(35,348,546)	$ –	$(49,738)	$(8,968,436)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	7,682,556	7,683	179,847	–	–	–	–	187,530
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	457,254	–	–	–	–	457,254
Fair value of stock options
earned during the year
(note 9(c))	–	–	2,235	–	–	–	–	2.235
Shares issued in
consideration of consulting
contract signing bonuses	2,500,000	2,500	99,900	–	–	–	–	102,400
Shares issued as partial
consideration for consulting
services rendered
(note 9(a) )	3,500,000	3,500	60,300	–	–	–	–	63,800
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 9(a))	9,441,669	9,442	273,808	–	–	–	–	283,250
Shares issued in connection
with the conversion of
convertible promissory notes
(note 9(a) )	6,979,230	6,979	68,422	–	–	–	–	75,401
Shares issued in settlement
of accounts payable and
accrued liabilities	266,666	267	6,385	--	--	--	--	6,652

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2012

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to the
terms of the 12% convertible
notes at issuance
(note 6 )	4,668,845	4,668	89,835	–	–	–	–	94,503
Intrinsic value of the beneficial
conversion feature of the
12% convertible notes
at date of issuance (note 6)	–	–	33,111	–	–	–	–	33,111
Intrinsic value of the beneficial
conversion feature of the
convertible promissory notes
at date of issuance (note 7)	–	–	144,618	–	–	–	–	144,618
Net loss and comprehensive
loss	–	–	–	–	(2,278,744)	–	–	(2,278,744)
Balances at December 31,
2011	141,593,004	141,593	27,717,705	21,304	(37,627,290)	–	(49,738)	(9,796,426)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	2,123,515	2,123	55,268	–	–	–	–	57,391
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	86,635	–	–	–	–	86,635
Shares issued in
consideration of consulting
contract signing bonuses	6,000,000	6,000	181,500	–	–	–	–	187,500
Shares issued as partial
consideration for consulting
services rendered
(note 9(a) )	3,150,000	3,150	39,030	–	–	–	–	42,180
Shares issued in settlement
of accounts payable
(note 9(a) )	833,333	833	7,500	–	–	–	–	8,333
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 9(a))	100,667	101	2,919	–	–	–	–	3,020
Shares issued in connection
with the conversion of
convertible promissory notes
(note 9(a) )	30,599,046	30,600	120,720	–	–	–	–	151,320
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 7 )	--	--	80,606	--	--	--	--	80,606
Net loss and comprehensive
loss	–	–	–	–	(1,704,324)	–	–	(1,704,324)
Balances at December 31,
2012	184,399,565	$184,400	$28,291,884	$21,304	$(39,331,614)	–	$(49,738)	$(10,883,764)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2012 and 2011 and the period from August 3, 1999 to December 31, 2012

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$ (1,704,324)	$ (2,278,744)	$ (39,331,614)
Items not involving cash:
Depreciation of property and equipment	5,399	5,637	452,944
Stock-based compensation expense (note 9(d))	229,680	168,435	3,922,104
Non-cash interest expense	939,460	1,494,800	10,644,878
Gain on extinguishment of debt and accrued liabilities	(48,555)	(5,725)	(359,075)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 17)	287,891	316,432	5,125,973

Net cash used in operating activities	(290,449)	(299,165)	(17,800,609)

Cash flows from investing activities:
Additions to property and equipment	–	(7,900)	(546,943)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	–	(7,900)	(391,979)

Cash flows from financing activities:
Issuance of promissory notes	32,201	18,500	4,902,973
Capital lease obligation repayments	(2,009)	(3,951)	(30,489)
Issuance of 10% senior convertible notes	249,500	161,500	3,885,000
Debt issuance costs	(7,500)	(13,000)	(321,859)
Repayment of promissory notes	(58,571)	(32,767)	(317,285)
Exercise of stock purchase warrants	–	–	412,500
Issuance of convertible promissory notes	102,500	185,500	288,000
Repayment of 10% senior convertible notes	(37,000)	-	(37,000)
Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	279,121	315,782	18,143,053

Effects of exchange rates on cash and cash equivalents	1,481	5,117	16,846

Net increase (decrease) in cash and cash equivalents	(9,847)	13,834	(32,689)
Cash and cash equivalents, beginning of period	11,957	(1,877)	34,799

Cash and cash equivalents, end of period	$ 2,110	$ 11,957	$ 2,110

Supplementary information (note 18)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

1.

General:

Validian Corporation (the “Corporation”) was incorporated in the State of Nevada on April 12, 1989 as CCC Funding Corp.  The Corporation underwent several name changes before being renamed to Validian Corporation on January 28, 2003.

Since August 3, 1999, the efforts of the Corporation have been devoted to the development of a high speed, highly secure method of transacting business using the internet, and to the sale and marketing of the Corporation’s products.  The Corporation is in the development stage.

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $10,888,500, has accumulated a deficit of $39,331,614 as at December 31, 2012, and has incurred a loss of $1,704,324 and negative cash flow from operations of $290,449 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2012, resulting in a condition of default for all of the 10% senior convertible notes and $36,250 of the promissory notes; a significant portion of these notes remain in default as at December 31, 2012.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $725,000 for the year ending December 31, 2013. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2012 and 2011

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

Years ended December 31, 2012 and 2011

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

Years ended December 31, 2012 and 2011

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2012, the Corporation had approximately $9,450,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

3.

Property and equipment:

2012
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 32,900	$ 28,163	$ 4,737
Equipment under capital lease	--	--	--
	$ 32,900	$ 28,163	$ 4,737

2011
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 32,900	$ 25,057	$ 7,843
Equipment under capital lease	15,723	13,430	2,293
	$ 48,623	$ 38,487	$ 10,136

Ownership of the equipment leased under a capital lease arrangement was transferred to the leasing company on expiry of the lease in during the year ended 2012.  The cost and accumulated depreciation associated with the leased equipment has been removed from the accounts, at net book value at time of disposition of $nil.

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$ 117,897	$ 211,007
Notes issued during the year	32,201	18,500
Accretion recorded as a charge to interest and financing costs	--	--
Principal repaid	(58,571)	(32,767)
Principal settled through the issuance of the Corporation’s
10% senior convertible notes (note 5)	--	(83,960)
Adjustment for foreign currency translation	1,481	5,117

Balance at end of year	$ 93,008	$ 117,897

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 32,158	$ 54,750
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	60,850	63,147
	93,008	117,897
Payable to related parties (note 13)	(43,158)	(71,649)
	$ 49,850	$ 46,248

Included in interest and financing costs for the year ended December 31, 2012 is $12,302 (2011: $23,847) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the year ended December 31, 2012 was $22,487 (2011:  $11,950).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$ 6,466,265	$ 6,233,150

Note principal on issuance	838,536	1,903,810
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(2,123)	(7,683)
Allocated to additional paid-in capital	(55,268)	(179,847)
	(57,392)	(187,530)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(86,635)	(457,254)
Proceeds allocated to 10% senior convertible notes on issuance	694,509	1,259,026

Accretion recorded as a charge to interest and financing costs	144,027	644,784
Principal repayments in cash	(37,000)	--
Principal converted pursuant to the terms of the note	--	(224,332)
Principal matured and settled through the issuance of new notes	(371,052)	(1,035,248)
Principal matured and settled through the issuance of 12%
convertible notes	--	(411,115)
Balance at end of year	6,896,749	6,466,265
Payable to related parties (note 13)	(659,445)	(659,445)
	$ 6,237,304	$ 5,806,820

During the year ended December 31, 2012, the Corporation issued an aggregate of $838,536 of its 10% senior convertible notes, and settled an aggregate of $408,052 of these notes.  $249,500 of the notes issued during the year, were issued for cash; $193,366 were issued as consideration for the repayment of $177,227 in 12% convertible notes, plus $16,139 in accrued interest thereon; and $395,670 of the notes were issued as consideration for the repayment of $371,052 in previously issued 10% senior convertible notes, plus $24,618 in accrued interest thereon.

Under the terms of the notes issued during the year ended December 31, 2012, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $199,500 of the notes are payable on demand; $565,111 of the notes matured on December 31, 2012; $73,925 of the notes mature on December 31, 2014.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2012 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2012 were granted 2,123,515 common shares of the Corporation upon issuance of the notes; $57,391, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

At the date of issuance, the conversion feature of $615,111 of the notes was in-the-money.  $86,635, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2012.  At December 31, 2012, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2012, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2012:

Note	Conversion
Principal	Rate
$ 5,885,243	$ 0.030
511,506	0.038
500,000	0.100
$ 6,896,749

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2012 was 214,635,446.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

At December 31, 2012, $2,865,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $4,061,724 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

Included in interest and financing costs for the year ended December 31, 2012 is $683,676 (2011: $605,902) in coupon rate interest accrued on the 10% senior convertible notes, and $144,027, (2011: $644,784) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2012, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $2,146,354, which is $4,750,395 lower than the principal amount of the notes.

6.  12% Convertible notes:

During the year ended December 31, 2012, the Corporation settled $177, 227 of its 12% convertible notes, and $16,139 in accrued interest thereon, through the issuance of $193,366 of its10% senior convertible notes.

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

Years ended December 31, 2012 and 2011

(In U.S. dollars)

6.  12% Convertible notes (continued):

Also during the year ended December 31, 2011, $289,658 of the notes and $14,189 in accrued interest thereon were settled through the issuance of $303,847 in 10% senior convertible notes.

Included in interest and financing costs for the year ended December 31, 2012 is $1,757 (2011: $28,572) relating to accrued coupon-rate interest on the 12% convertible notes; also included in interest and financing costs for the year ended December 31, 2012 is $nil (2011: $127,614) relating to the accretion of the relative fair value of the equity components of the 12% convertible notes at issuance.

7.  Convertible promissory notes:

During the year ended December 31, 2012, the Corporation issued $102,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$32,500 of the convertible promissory notes issued during the year ended December 31, 2012 matured on February 25, 2013, and could be prepaid during the period from issuance to November 18, 2012, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at November 18, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 48%.

$32,500 of the convertible promissory notes mature on June 21, 2013, and could be prepaid during the period from issuance to December 28, 2012, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at December 28, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 59%.

$37,500 of the convertible promissory notes mature on September 17, 2013, and may be prepaid during the period from issuance to June 12, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at June 12, 2013 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

7.  Convertible promissory notes (continued):

$80,606, representing the relative fair value of the beneficial conversion feature of the convertible promissory notes issued during the year ended December 31, 2012, was allocated to additional paid in capital.  The convertible promissory notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense, using the effective interest rate method.  During the year ended December 31, 2012, accretion of $104,840 (2011: $65,900) was recognized, through charges to interest and financing costs.

$7,500 (2011: $13,000) in finance fees were incurred in relation to the convertible promissory notes, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.  During the year ended December 31, 2012, $10,298 (2011:  $5,640) was charged to interest and financing costs in relation to these finance fees.

Also during the year ended December 31, 2012, $5,045 (2011:  $4,493) in coupon rate interest relating to the convertible promissory notes was charged to interest and financing costs.

During the year ended December 31, 2012, holders of the convertible promissory notes exercised the conversion feature, and converted $145,500 of principal plus $5,820 of accrued interest into an aggregate of 30,599,046 common shares of the Corporation.

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

$53,000 of the convertible promissory notes matured on June 19, 2012, and could be prepaid during the period from issuance to March 13, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at March 13, 2012 or thereafter, into common stock of the Corporation.

$32,500 of the convertible promissory notes matured on September 3, 2012, and could be prepaid during the period from issuance to May 26, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at May 26, 2012 or thereafter, into common stock of the

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

7.  Convertible promissory notes (continued):

Corporation.

$27,500 of the convertible promissory notes matured on September 14, 2012, and could be prepaid during the period from issuance to June 8, 2012, in whole or in part, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at June 8, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion is to be calculated as the average of the lowest three trading prices during the ten day period immediately preceding such conversion, discounted by 42%.

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

$144,618, representing the relative fair value of the beneficial conversion feature of the convertible promissory  notes was allocated to additional paid in capital.

$13,000 in finance fees were incurred in relation to the convertible promissory notes, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2012 was 28,538,961, which represents approximately 4% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2011 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2012, the fair value of the stock issuable to fully convert the convertible promissory note principal was $281,968, which exceeds the principal amount by $211,968.

8.  Capital lease obligation:

In May 2012, the Corporation repaid in full its obligations under a long term capital lease for office equipment.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

 9.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the year ended December 31, 2012, the Corporation issued an aggregate of 6,000,000 shares of its common stock as incentives for consultants to enter into consulting agreements with the company.  $187,500, representing the aggregate fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

During the year ended December 31, 2012, the Corporation issued an aggregate of 3,150,000 shares of its common stock to consultants as partial consideration for services rendered. $42,180, representing the fair value of the stock at issuance, was allocated to shares and to additional paid in capital, and was charged to expense.

On January 30, 2012, the Corporation issued 100,667 of its common shares in settlement of $3,020 in accrued interest on the 10% senior convertible notes.

On various dates during the year ended December 31, 2012, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted an aggregate of $145,500 in principal and $5,820 in accrued interest, in exchange for 30,599,046 common shares of the Corporation (note 7).

On October 17, 2012, the Corporation issued 833,333 shares of its common stock in settlement of $25,000 in accounts payable.  A gain of $16,667 was recognized on this transaction.

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2012, the Corporation issued 2,123,515 shares of its common stock, with a relative fair value of $57,391, to the holders of the notes (note 5).

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(a)

Common stock transactions (continued):

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

(b)

Transactions involving stock purchase warrants:

On June 21, 2011, the 3,120,000 Series I warrants expired.

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2012, a total of 4,425,000 options were granted under these plans, all with an exercise price of $0.04.  The options expire on dates between May 12, 2013 and December 31, 2013, and are fully vested.  5,575,000 options remained available for grant under these plans as of December 31, 2012.

During the year ended December 31, 2012, 300,000 of the options granted under these plans were forfeited in accordance with the terms of the options, on the termination of the engagement with the consultant to which the options had been granted.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	7,700,000	$ 0.04	7,700,000	$ 0.04
Granted	--	--	--	--
Expired	2,975,000	--	--	--
Forfeited	300,000	0.04	--	--
Options outstanding, end of year	4,425,000	$ 0.04	7,700,000	$ 0.04

Options exercisable, end of year	4,425,000	$ 0.04	7,700,000	$ 0.04

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2012:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding	remaining	exercise	outstanding	exercise
price	at 12/31/12	contractual life	price	at 12/31/12	price
$ 0.04	4,425,000	.5 years	$ 0.04	4,425,000	$ 0.04

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2012 and 2011:

	2012	2011
Selling, general and administrative	$ 229,680	$ 147,900
Research and development	--	20,535
Total stock-based compensation included in expenses	$ 229,680	$ 168,435

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

Years ended December 31, 2012 and 2011

(In U.S. dollars)

11.

Gain on extinguishment of debt and accrued liabilities:

During the year ended December 31, 2012, the Corporation issued 833,330 shares of its common stock, valued at $8,333, in settlement of $25,000 in accounts payable.  A gain of $16,667 on the settlement of accounts payable was recognized in connection with this transaction.  Also during the year ended December 31, 2012, the Corporation paid $6,062 in settlement of accounts payable totaling $42,095.  The settlement resulted in a $4,145 reversal of value added tax credits, and a gain on settlement of $31,888.

12.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2012 and 2011, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2012	2011
Stock issuable on conversion of the 10% senior
convertible notes	214,635,446	200,285,984
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	28,538,961	10,565,420
Stock issuable on conversion of the 12%
convertible notes and accrued interest thereon	--	6,386,977
Stock options	4,425,000	7,700,000
	247,599,407	224,938,381

13.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $611,887 (2011 - $611,887) payable to the director and to a company controlled by the director, and $47,558 (2011 - $47,558) payable to an individual related to the director and a company controlled by an individual related to the director.

Included in promissory notes payable (note 4) is $43,158 (2011 - $71,649) payable to the director and to a company controlled by the director.

$189,986 (2011 - $139,373) in accrued interest charges relating to these notes is included in accrued liabilities; $72,778 (2011 - $64,166) in coupon-rate interest on these notes is included in interest and finance costs.

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

Years ended December 31, 2012 and 2011

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

15.  Fair value measurements:

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance of new debt instruments having similar terms and conditions subsequent to December 31, 2012.

16.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$ 8,400,000	$ 8,000,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	9,450,000	9,050,000

Valuation allowance	(9,450,000)	(9,050,000)

Net deferred taxes	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

16.

Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2011 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2011 - 34%) to the net loss as a result of the following:

	2012	2011
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (579,470)	$ (774,773)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	400,000	440,000
Compensation expense	78,000	57,000
Interest and financing costs	85,000	285,000
Other	(16,470)	(7,227)

	$ --	$ --

The Corporation has net operating losses of $22,398,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
$ 24,937,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

17.

Change in non-cash operating working capital:

	2012	2011

Amounts receivable	$ 5,928	$ 32,077
Prepaid expenses	--	--
Accounts payable	136,464	150,874
Accrued liabilities	145,499	133,481
	$ 287,891	$ 316,432

18.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2012, nor during the year ended December 31, 2011.  Interest paid in cash during the years ended December 31, 2012 and December 31, 2011 were $22,537 and $12,254, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2012	2011
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	$ 395,670	$ 1,253,199
Issuance of the Corporation’s 10% senior convertible notes in
settlement of 12% convertible notes, and accrued interest thereon	193,366	303,847
Issuance of the Corporation’s 10% senior convertible notes in
settlement of promissory notes, and accrued interest thereon	--	95,681
Issuance of the Corporation’s 10% senior convertible notes in settlement
of accounts payable	--	89,584
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	25,000	6,652
Issuance of the Corporation’s common stock as incentives under
consulting services contracts	187,500	102,400
Issuance of the Corporation’s common stock as partial consideration for
Services rendered	42,180	63,800
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	3,020	283,250
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	151,320	75,401
Total	$ 998,056	$ 2,273,814

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(In U.S. dollars)

19.

Subsequent events:

During the period from January 1 to April 9, 2013, the Corporation issued an aggregate of $11,500 of its 12% promissory notes for cash.

Also during the period from January 1 to April 9, 2013, the Corporation issued an aggregate of $875,432 of its 10% convertible promissory notes.  $150,000 of the notes were issued for cash; $26,000 of the notes were issued in settlement of accounts payable; and $639,432 of the notes were issued in settlement of previously issued 10% senior convertible notes and accrued interest thereon.  $555,622 of the notes mature on December 31, 2013; $169,810 of the notes mature on December 31, 2014; and $150,000 of the notes mature on demand. The notes permit the holders, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the note at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued an aggregate of 6,006,220 shares of its common stock to the holders pursuant to the terms of these notes.

During the period from January 1, 2013 to April 9, 2013, the Corporation issued an aggregate of 608,732 shares of its common stock in settlement of $18,262 in accrued interest on its 10% convertible promissory notes.

On February 1, 2013, the Corporation issued 250,000 shares of its common stock in settlement of $7,500 in accounts payable.

On February 4, 2013, the Corporation issued $32,500 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on November 6, 2013, and may be prepaid during the period from issuance to August 3, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 3, 2013 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.

On March 25, 2013, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $15,000 in principal in exchange for 3,571,429 shares of the Corporation’s common stock.

During the period from March 1, 2013 to April 9, 2013, the Corporation issued an aggregate of 1,500,000 shares of its common stock in as remuneration for consulting services rendered.

Except for the foregoing, we have evaluated subsequent events through the date the financial statements were issued.  All material events have been disclosed.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

On March 29, 2011, the Company dismissed its Independent Auditor firm KPMG.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by Seale & Beers, CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2012, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2012:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of timely preparation of back up schedules.  Throughout 2012 and 2011, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2012, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2012:

Name	Age	Position
Bruce I. Benn	59	Director, President, Chief Executive Officer,
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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2012	119,818	0	0	0	0	0	0	119,818
(1)(4)	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2012 has been accrued but not paid.

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

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2012.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 9, 2013, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Henrik Olsen (2)	8,460,604	4.4%
Rte De St. Cergue 297
CH 1260 Nyon
Switzerland

Leonid Frenkel (3)	17,326,992	9.0%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (4)	5,120,454	2.7%
All Executive Officers and Directors
As a Group	5,120,454	2.7%
*Executive Officer and/or a Director.

(1)  Based upon 196,335,946 shares of common stock issued and outstanding as of April 9, 2013 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Includes (a) 7,911,816 shares held directly by Henrik Olsen; and (b) 548,788 shares owned of record by Echo Technologies S.A.

(3)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 14, 2013.

(4)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.; and (d) 900,000 shares issuable upon exercise of  options held directly by Bruce Benn.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at April 9, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,425,000	$ 0.04	5,575,000
Equity compensation plans not approved by security holders	--	--	--
Total	4,425,000	$ 0.04	5,575,000

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

In respect of our Amended and Restated Incentive Equity Plan, we have granted options to purchase an aggregate of 3,905,000 shares of our common stock to employees and non-employees in consideration for services rendered. These options entitle the holders to purchase shares of common stock at an exercise price of $0.04 per share.  The options vested immediately upon their issuance; 1,205,000 of the options are exercisable until May 12, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 5,117,302 options originally granted under this plan, none were exercised as of April 9, 2013; 1,212,302 expired during periods prior to January 1, 2010, and 2,700,000 expired on June 19, 2012, leaving 1,205,000 currently outstanding.

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

In respect of our 2004 Incentive Equity Plan, we have granted options to purchase 3,795,000 shares of our common stock to employees and non-employees in consideration for services rendered and as incentives, entitling the holders to purchase shares of our common stock at an exercise price of $0.04. 2,670,000 of the options vested immediately upon their issuance; 1,125,000 of the options vested on various dates between December 1, 2008 and December 27, 2010.   The options are exercisable until various dates between May 12, 2013 and December 31, 2013, provided the holder remains engaged by us as of that date, with provision for early expiry in the event the holder ceases to be engaged by us prior to the stated expiry date.  Of the 6,212,698 options originally granted under this plan, none were exercised as of April 19, 2013; 2,267,698 expired and 150,000 were forfeited during periods prior to January 1, 2010; 275,000 expired and 300,000 were forfeited during the year ended December 31, 2012, leaving 3,220,000 currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2012 is $611,887 payable to the director and to a company controlled by the director, and $47,558 payable to an individual related to the director and to a company controlled by an individual related to the director.

Included in promissory notes payable at December 31, 2012 is $43,158 payable to companies controlled by the director and an individual related to the director of the Corporation.

$189,986 in accrued interest charges relating to these notes is included in accrued liabilities; $72,778 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2012 fiscal year	Fees billed for 2011 fiscal year
Audit fees	$62,500	$62,500

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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

Dated:  April 16, 2013

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 16, 2013

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