Form 10-Q
period 2013-03-31
VALIDIAN CORP
filed 2013-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2013, 196,335,946 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potentialpersonswhoaretorespondtothecollectionofinformationcontainedinthisformarenot

requiredtorespondunlesstheformdisplaysacurrentlyvalidOMBcontrolnumber.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Balance Sheets

(In United States dollars)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 13,402	$ 2,110
Value added taxes recoverable	5,350	2,494
Total Current assets	18,752	4,604
Property and equipment, net of accumulated depreciation of $28,874
(December 31, 2012 - $28,163)	4,026	4,737

Total assets	$ 22,778	$ 9,341
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$ 3,354,998	$ 3,382,408
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 9)	206,431	189,986
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 9)	51,349	49,850
Promissory notes payable to related parties (notes 2,9)	25,907	43,158
10% Senior convertible notes (notes 3, 9)	6,463,815	6,237,304
10% Senior convertible notes payable to related parties (notes 3, 9)	659,445	659,445
Convertible promissory notes (note 4)	5,952	10,954
Total current liabilities	11,087,897	10,893,105

Total liabilities	11,087,897	10,893,105

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2013 and at December 31, 2012)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 196,335,946 and 184,399,565 shares at March 31, 2013 and December 31, 2012, respectively.)	196,336	184,400
Additional paid in capital	28,482,389	28,291,884
Deficit accumulated during the development stage	(39,715,410)	(39,331,614)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at March 31, 2013 and December 31, 2012, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(11,065,119)	(10,883,764)

Basis of presentation (note 1)
Contingent liabilities (note 10)
Subsequent events (note 14)
Total liabilities and stockholders’ deficiency	$ 22,778	$ 9,341

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Statements of Operations

For the three months ended March 31, 2013 and 2012

And for the Period from August 3, 1999 to March 31, 2013

(In United States dollars)

			Period from
	Three Months Ended		August 3, 1999
	March 31,		To March
	2013	2012	31, 2013
Expenses:
Selling, general and administrative	$ 125,022	$ 293,522	$16,764,756
Research and development	--	35,345	10,206,125
Depreciation of property and equipment	711	1,781	453,655
Gain on sale of property and equipment	--	--	(7,442)
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Write-off of accounts receivable	--	--	16,715
Write-off of due from related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Total operating expenses	125,733	330,648	29,028,029

Loss before the undernoted	(125,733)	(330,648)	(29,028,029)

Other income (expenses):
Interest income	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities (note 6)	2,525	31,888	361,600
Interest and financing costs (notes 7 and 9)	(289,308)	(338,815)	(10,974,932)
Foreign exchange gain (loss)	28,720	(31,153)	(135,777)
Total other income (expenses)	(258,063)	(338,080)	(10,687,381)

Net loss	$(383,796)	$(668,728)	$(39,715,410)

Loss per common share – basic and diluted (note 8)	$(0. 00)	$(0.00)

Weighted average number of common shares outstanding during period	189,329,095	147,881,456

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed, Statements of Cash Flow

For the three months ended March 31, 2013 and 2012

And for the Period from August 3, 1999 to March 31, 2013

(In United States dollars)

	Three Months Ended March 31,		Period from August 3, 1999 to
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$ (383,796)	$(668,728)	$ (39,715,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	711	1,781	453,655
Stock-based compensation	30,900	209,680	3,971,754
Non-cash interest and financing expense	288,344	328,160	10,914,472
Loss (gain) on extinguishment of debt and accrued liabilities	(2,525)	(31,888)	(361,600)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(2,857)	(3,971)	20,451
Prepaid expenses	--	--	(61,557)
Accounts payable and accrued liabilities	(83,733)	61,836	4,765,667
Deferred revenue	--	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(152,956)	(103,130)	(17,953,565)
Cash flows from investing activities:
Additions to property and equipment	--	--	(546,943)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	--	(391,979)
Cash flows from financing activities:
Capital lease repayments	--	(973)	(30,489)
Issuance of promissory notes	12,656	--	4,915,629
Issuance of 10% senior convertible notes	150,000	150,000	4,035,000
Issuance of convertible promissory notes	32,500	--	320,500
Debt and equity issuance costs	(2,500)	--	(955,983)
Repayment of promissory notes	(28,463)	(23,424)	(345,748)
Repayment of 10% senior convertible notes	--	(30,000)	(37,000)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	164,193	95,603	18,307,246

Effects of exchange rates on cash and cash equivalents	55	1,321	16,901
Net increase (decrease) in cash and cash equivalents	11,292	(6,206)	(21,397)
Cash and cash equivalents:
Beginning of period	2,110	11,957	34,799
End of period	$ 13,402	$ 5,751	$ 13,402

Supplementary information (note 11)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and  are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2013.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2012.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $11,065,119, and stockholders’ deficiency of $11,065,119 as at March 31, 2013, and has incurred a loss of $383,796 and negative cash flow from operations of $152,957 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2012.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2013, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $719,000 for the year ending December 31, 2013, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2013 and December 31, 2012:

	Three months	Year ended
	ended March 31, 2013	December 31, 2012
	(unaudited)
Balance beginning of period	$ 93,008	$ 117,897

Notes issued	12,656	32,201

Principal repaid	(28,463)	(58,571)

Adjustment for foreign currency translation	55	1,481

	$ 77,256	$ 93,008

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ 7,406	$ 32,158
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	69,850	60,850
	77,256	93,008
Payable to related parties (note 11)	(25,907)	(43,158)
	$ 51,349	$ 49,850

Included in interest and financing costs for the three months ended March 31, 2013 is $2,971 (2012: $3,257) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three months ended March 31, 2013 was $963 (2012:  $10,620).

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2013 and December 31, 2012:

	Three months	Year
	Ended	Ended
	March 31, 2013	December 31, 2012
	(unaudited)
Balance beginning of period	$ 6,896,749	$ 6,466,265

Note proceeds on issuance	875,432	838,536
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(6,006)	(2,123)
Allocated to additional paid-in capital	(94,798)	(55,268)
	(100,804)	(57,392)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(86,635)
Proceeds allocated to 10% senior convertible notes on issuance	774,628	694,509

Accretion recorded as a charge to interest and financing costs	100,804	144,027
Principal matured and repaid through the issuance of new 10%
senior convertible notes	(648,921)	(371,052)
Principal repaid in cash	--	(37,000)

	7,123,260	6,896,749
Payable to related parties (note 11)	(659,445)	(659,445)
	$ 6,463,815	$ 6,237,304

During the three months ended March 31, 2013, the Company issued an aggregate of $875,432 of its 10% senior convertible notes.  $150,000 of the notes were issued for cash; $699,432 of the notes were issued in settlement of $648,921 in previously issued 10% senior convertible notes and $50,511 in accrued interest thereon; and $26,000 of the notes were issued in settlement of accounts payable and accrued liabilities.  During this period the Company settled $18,262 in accrued interest thereon through the issuance of 608,732 shares of the Company’s common stock.

Under the terms of the notes issued during the three months ended March 31, 2013, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $150,000 of the notes issued during the period are payable on demand; $725,432 mature on dates ranging from December 31, 2013 to December 31, 2014.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the three months ended March 31, 2013 were granted 6,006,220 common shares of the Company upon issuance of the notes; $100,804, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2012.  At March 31, 2013, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2013, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2013:

Note	Conversion
Principal	Rate
$ 6,111,754	$0.03
511,507	0.038
500,000	0.10
$ 7,123,260

At March 31, 2013, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $4,288,235 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended March 31, 2013 is $171,246 (2012:  $166,404) in coupon rate interest accrued on the 10% senior convertible notes, and $100,804 (2012: $139,936) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At March 31, 2013, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $2,777,323, which is $4,345,937 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the three months ended March 31, 2013, the Company issued $32,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on November 6, 2013, and may be prepaid during the period from issuance to August 3, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 3, 2013 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.  $32,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

Also during the three months ended March 31, 2013, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $15,000 of note principal into 3,571,429 common shares of the Company.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

4.  Convertible promissory notes (continued)

Convertible promissory notes issued during 2012, and remaining payable at March 31, 2013 are as follows:  $17,500 mature on June 21, 2013, and may be converted by the holder, using a conversion rate calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding a conversion, discounted by 59%; $37,500 mature on September 17, 2013, and may be prepaid until June 12, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment; the holder has the option to convert any balance of principal and interest which is unpaid at June 12, 2013 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.  All of the notes bear interest at the rate of 8% until they mature, or until there is an event of default.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at March 31, 2013 was 16,657,025, which represents less than 4% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at March 31, 2013 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three months ended March 31, 2013, accretion of $11,493 (2012:  $23,605) was included in interest and financing costs.

Also included in interest and financing costs for the three months ended March 31, 2013 is $1,789 (2012:  $2,253), relating to accrued coupon-rate interest on the convertible promissory notes; and $1,005 (2012:  $1,568), relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At March 31, 2013, the fair value of the stock issuable to fully convert the convertible promissory note principal was $202,009, which exceeded the principal amount outstanding on that date by $114,509.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2013, the Company issued an aggregate of 1,500,000 shares of its common stock as partial remuneration for consulting services rendered and to be rendered.  $30,900, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and was charged to expense.

During the three months ended March 31, 2013, the Company issued an aggregate of 608,732 shares of its common stock in settlement of $18,262 in accrued interest on the 10% senior convertible notes.

During the three months ended March 31, 2013, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $15,000 of note principal into 3,571,429 common shares of the Company.

On February 1, 2013, the Company issued 250,000 shares of its common stock in settlement of $7,500 in accounts payable and accrued liabilities; a gain of $2,525 was recognized.

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2013, the Company issued 6,006,220 shares of its common stock, with a relative fair value of $100,804, to the holders of the notes.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Selling, general and administrative	$ 30,900	$ --
Research and development	--	209,680
Total stock-based compensation included in expenses	$ 30,900	$ 209,680

6.  Gain on extinguishment of debt, accounts payable and accrued liabilities

On February 1, 2013, the Company issued 250,000 shares of its common stock, having a market value of $4,975, in settlement of accounts payable totaling $7,500.  The settlement resulted in a gain on settlement of $2,525.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

7.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest; accretion and financing costs relating to the 10% senior convertible notes, promissory notes, and convertible promissory notes.

8.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2013, and during the three months ended March 31, 2012, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	222,185,803	211,328,123
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	16,657,025	9,210,893
Stock options	4,425,000	7,700,000
	243,267,828	228,239,016

9.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $611,887 (December 31, 2012 – $611,887) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2012 – $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

Included in promissory notes payable (note 2) is $25,907 (December 31, 2012 - $43,158) payable to the director and to a company controlled by a director.

$206,431 (December 31, 2012 – $189,986) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at March 31, 2013.  $17,717 (2012:  $18,315) is included in interest and financing costs for the three months ended March 31, 2013.

10.  Contingent liabilities

On or around August 3, 2010, an agent of the Company was served notice of the commencement of legal action against the Company by a former consultant of the Company.  The plaintiff was seeking approximately $171,900 in unpaid fees relating to a service contract entered into by the Company and the consultant in January of 2007, plus legal and other costs.  A settlement was reached in January 2013, wherein the Company agreed to pay a total of $47,500 to the former consultant through installment payments over a thirteen-month period, commencing January 2013.  In the event the Company obtains financing of $250,000 or more, the outstanding balance remaining at the time of such financing is to be repaid in full.  If there should be an event of default, which includes failure to make a scheduled payment as agreed, the Company would become liable to pay a total of $171,887 (reduced by payments made to the date of default) to the former consultant, and would also be required to reimburse all legal fees incurred by the former consultant in relation to this matter.  The settlement amount, adjusted for prior accruals totaling $24,000, was recorded as expense and accounts payable for the period ended December 31, 2012.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

11.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2013, nor during the three months ended March 31, 2012.  Interest paid in cash during the three months ended March 31, 2013 was $963 (2012:  $10,654).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2013 and 2012:

	2013	2012

Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	$ 699,432	$ 321,745
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	18,262	3,020
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	15,000	10,000
Issuance of the Company’s common stock as compensation to consultants	30,900	22,180
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	4,975	--
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	26,000	--
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 12% convertible notes and accrued interest thereon	--	193,366
Issuance of the Company’s common stock as incentive for entering into
consulting services agreements	--	187,500
	$ 794,569	$ 737,811

12.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the six weeks prior to the period ended March 31, 2013, under conditions substantially identical to those existing at March 31, 2013.

13.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

14.  Subsequent events

On May 1, 2013, the Company issued $32,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to an annual interest rate of 22%.  The notes mature on February 4, 2014, and may be prepaid in full during the period from issuance to October 27, 2013, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at October 27, 2013 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the thirty days immediately preceding such conversion, discounted by 55%.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2013

 (In United States dollars)

14.  Subsequent events (continued)

On May 10, 2013, the Company issued 20,000 of its 10% senior convertible notes, for cash.  The notes are payable on demand; holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes t any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2012 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2013 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue: We had no revenue during the three months ended March 31, 2013, nor during the three months ended March 31, 2012.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2013, we incurred a total of $125,022, as compared to $293,522 during the three months ended March 31, 2012.  There was an overall decrease in selling, general and administrative expenses of $168,500 (57%) during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

The decrease in selling, general and administrative expense occurred primarily as a result of a reduction in stock-based consulting fees incurred during the period ended March 31, 2013 as compared to the period ended March 31, 2012.  During the three months ended March 31, 2012, we entered into three new consulting contracts, for which there was an aggregate of 6,000,000 shares of our common stock issued as an incentive.  There were no comparable transactions during the three months ended March 31, 2013.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2013, we incurred a total of $nil, as compared to $35,345 during the three months ended March 31, 2012 on research and development activities. There was an overall decrease in research and development expenses of $35,345 (100%) during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

During the fourth quarter of 2012, we completed development of the feature initiatives we had planned to that point.  During the three months ended March 31, 2013, we have been evaluating the development options required to position our software competitively given the recent changes in the way in which non-mobile and mobile applications interface.  Further, we have taken steps to identify the methodology and skill set required to enable the next version of our software server component to support web applications, and to enable the next version of the client component of our software to function on each of the four major mobile operating systems.  During the course of these evaluations, we determined that we would need to engage additional consultants in order to have the breadth of skill sets required for the next level of our software development; we identified potential candidates during the three months ended March 31, 2013, and expect to engage during the next quarter, one of the development teams identified.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2013 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  Interest and financing costs during the three months ended March 31, 2012 consisted of costs associated with our 10% senior convertible notes, our promissory notes, our 12% convertible notes, our convertible promissory notes, and interest on the capital lease.  During the three months ended March 31, 2013, we incurred $289,308 in interest and financing costs, a decrease of $49,507 (15%) from the $338,815 in interest and financing costs incurred during the three months ended March 31, 2012.

The $289,308 in interest and financing costs we incurred during the three months ended March 31, 2013 is comprised of $176,006 of interest paid and payable to the holders of our debt; $100,804 of accretion of our 10% senior convertible notes; $11,493 of accretion of our convertible promissory notes; and $1,005 of amortized deferred finance fees relating to the convertible promissory notes.  The $338,815 in interest and financing costs we incurred during the three months ended March 31, 2012 is comprised of $173,671 of interest paid and payable to the holders of our debt; $139,936 of accretion of our 10% senior convertible notes; $23,606 of accretion of our convertible promissory notes; $1,568 of amortized deferred finance fees relating to the 12% convertible notes; and $34 in interest on the capital lease..

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008 and December 31, 2012, and a significant portion of these notes remain in default as at March 31, 2013.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion and finance charge components of interest and financing costs relating to the 10% senior convertible notes for the three months ended March 31, 2013, and for the three months ended March 31, 2012 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended March 31, 2013 was less than the fair value of equity components relating to similar notes issued during the three months ended March 31, 2012, which resulted in a decrease of $72,867 (42%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes decreased by $39,132 (30%) as a result of a net decrease of $25,500 (46%) in the principal outstanding on these notes at March 31, 2013 as compared to March 31, 2012, and the related decrease in the fair value of the beneficial conversion options being accreted.

Interest paid and payable to the holders of our debt increased by $2,335 (1%), as a result of a net increase of $194,687 in principal outstanding on our interest-bearing debt during the period from March 31, 2012 to March 31, 2013.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended March 31, 2013, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $28,720; during the three months ended March 31, 2012, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $31,153.

Net loss: We incurred a loss of $383,796 (rounded to $0.00 per share) for the three months ended March 31, 2013, compared to a loss of $668,728 (rounded to $0.00 per share) for the three months ended March 31, 2012.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $11,292 during the three months ended March 31, 2013, from a balance of $2,110 at December 31, 2012, to $13,402 at March 31, 2013.  Our net loss of $383,796 during the period, and resulting cash used in operations of $152,956, and the repayment of $15,807 of our promissory notes, net of $12,656 of new notes issued, were offset by an increase in cash resulting from the issuance of $150,000 of our 10% senior convertible notes; and proceeds, net of issuance costs, of $30,000, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2013.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2013, we had negative working capital of $11,069,145 and an accumulated deficit during the development stage of $39,715,410; for the three months then ended we had a net loss of $383,796, and negative cash flow from operations of $152,956.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2012.  A substantial amount of these notes remain unpaid as of March 31, 2013.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2013 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2013, however we cannot be assured that this will be the case.  During the three months ended March 31, 2013, we retained the services of one new consultant.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2013, we issued $150,000 of 10% senior convertible notes, and $30,000 in convertible promissory notes, net of finance fees, which generated cash to fund operations.  During this period, we also issued $699,432 of our 10% senior convertible notes in settlement of previously issued 10% senior convertible notes, plus accrued interest thereon; $26,000 of our 10% senior convertible notes in settlement of accounts payable and accrued liabilities; 608,732 shares of our common stock in settlement of $18,262 in accrued interest on our 10% senior convertible notes; 250,000 shares of our common stock in settlement of accounts payable and accrued liabilities; and 3,571,429 shares of our common stock in settlement of $15,000 convertible promissory notes, all of which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 1,500,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2012, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2012 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2012:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of timely preparation of back up schedules.  Throughout 2012, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the preceding year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2012, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On or around August 3, 2010, an agent of the Company was served notice of the commencement of legal action against the Company by a former consultant of the Company.  The plaintiff was seeking approximately $171,900 in unpaid fees relating to a service contract entered into by the Company and the consultant in January of 2007, plus legal and other costs.  A settlement was reached in January 2013, wherein the Company agreed to pay a total of $47,500 to the former consultant through installment payments over a thirteen-month period, commencing January 2013.  In the event the Company obtains financing of $250,000 or more, the outstanding balance remaining at the time of such financing is to be repaid in full.  If there should be an event of default, which includes failure to make a scheduled payment as agreed, the Company would become liable to pay a total of $171,887 (reduced by payments made to the date of default) to the former consultant, and would also be required to reimburse all legal fees incurred by the former consultant in relation to this matter.  The settlement amount, adjusted for prior accruals totaling $24,000, was recorded as expense and accounts payable for the period ended December 31, 2012.

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes to these risk factors during the three months ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2012.  A significant amount of these notes remained unpaid as of March 31, 2013, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

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

Dated:  May 20, 2013

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 20, 2013