Form 10-K
period 2013-12-31
VALIDIAN CORP
filed 2014-04-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2015
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

6 Gurdwara Rd., Suite 205, Ottawa, Ontario, Canada	K2E 5A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-230-7211

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

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.079) and asked ($0.079) price of the registrant’s Common Stock as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,782,467, based upon the average between the closing bid and asked price ($0.079) multiplied by the 225,094,520 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of March 31, 2014: 251,861,533.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 2337 (3-10)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2013

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

68

Item 9A(T).  Controls and Procedures.

68

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding the protection of digital information and application security.  Validian Protect is a software only Intrusion Prevention and Dynamic Policy Management system that enables secure remote storage, access and transfer of digital information with variable compression on wired or wireless networks over the Internet, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the application.  Validian Protect makes secure data exchange between applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  Validian Protect facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent hacking and unauthorized access through application authentication and authorization; delivers confidentiality through application authentication and authorization; and prevents theft of data in transit through encryption of all exchanges from inside the sending application and decryption inside the receiving application, so that unencrypted data cannot be stolen just before encryption or just after decryption.  Incorporated in the United States, Validian has offices in the United States and Canada.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties and end points to a communication, thus offering an authentication model for secure data exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts the data within the receiving application. It also enables IT managers on demand to change information policies including encryption algorithms, keys, key life time and level of compression and to distribute these automatically, immediately and transparently to all end points without having to re-develop or re-install the software.

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

Marketing Analysis

During the year ended December 31, 2013, we utilized the services of industry specialists in the health care, defense, public safety, banking, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At April 7, 2014 we had two sales representatives.

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

Validian Protect (previously known as “Application Security Infrastructure (ASI)”)

Our Validian Protect is an application security middleware for authenticating applications, securing data transport between distributed applications and Web services and dynamically managing information policies. Validian Protect is specifically designed to enable secure access of applications and secure storage, access and transfer of digital information on wired and wireless networks over the Internet, including secure communication between distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. Validian Protect delivers messages and files to, and only to, the target destination, and data never travels unencrypted at any time between applications.

Supplemental to our Validian Protect product, we offer a Software Development Kit (SDK), for rapidly and simply integrating Validian Protect with an application. The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to Validian Protect through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  Our SDK establishes low-level IP addresses and ports, and implements complex security features automatically.  This provides the application with a complete communication security chain, as the Validian Protect protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2013	2012
$145,174	$104,236

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

Employees

As at December 31, 2013, we had eleven employees and contractual personnel, including one executive officer, two sales and marketing staff, seven in research and development and one in administration.  Eight are located in Ottawa, Canada, Two are located in Toronto, Canada, and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $3,349,497 and negative cash flow from operations of $635,234 during the year ended December 31, 2013.  During the year ended December 31, 2012, we incurred a net loss of $1,704,324 and negative cash flow from operations of $290,449.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

As of March 31, 2014, we have no outstanding options or warrants to purchase shares of our common stock.

We have two existing stock option plans, one of which had 3,912,302 shares remaining for issuance as of March 31, 2014, the second of which had 6,087,698 shares remaining for issuance as of March 31, 2014.  Future options issued under these plans may have dilutive effects.

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

As of March 31, 2014, we had outstanding 251,861,533 shares of our common stock, of which approximately 42,520,206 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of March 31, 2014, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 10.7% of the outstanding common stock..  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of March 31, 2014, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

Item 2.  Description of Properties.

Our Canadian office is located at 6 Gurdwara Rd., Suite 205, Ottawa, Canada, K2E 8A3. The telephone number is (613) 224-3535.  Our United States office is located at 4651 Roswell Road, Suite B-106, Atlanta, Georgia 30342, telephone number (404) 256-1963.

Our Ottawa office is leased from a non-affiliated party per oral arrangement on a month-by-month basis .  The lease provides shared access to and use of 2,500 square feet.  Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

On or around August 3, 2010, an agent of the Company was served notice of the commencement of legal action against the Company by a former consultant of the Company.  The plaintiff was seeking approximately $171,900 in unpaid fees relating to a service contract entered into by the Company and the consultant in January of 2007, plus legal and other costs.  The Company contended that Mobile Secure, Inc. had failed to deliver certain software it had contracted with the Company to develop and deliver, and consequently were not entitled to payment of the balance of the contracted amount pursuant to the contract, which set out amounts to be paid to Mobile Secure, Inc. by the Company against the achievement of pre- determined deliverables to, and testing and acceptance by, the Company.

In accordance with a settlement agreement reached by the parties in January 2013, the Company paid Mobile Secure a total of $47,500 in scheduled installments over the period from January 2013 to February 2014.  The settlement allowed the Company to reacquire certain contractual rights that it may otherwise have transferred under the prior contractual arrangements.

During 2012, the Company entered into legal proceedings against Olav Consulting Corporation in defense of a claim brought by Olav Consulting Corporation alleging fees owing pursuant to a consulting contract for software development activities undertaken by Olav Consulting Corporation for the Company during 2010. The Company disputed this claim; the parties reached an out of court settlement in June 2013 whereby the Company paid Olav Consulting CAD$5,750 in exchange for a full and final release.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2012
January 1 to March 31	0.044	0.018
April 1 to June 30	0.0255	0.009
July 1 to September 30	0.012	0.0063
October 1 to December 31	0.019	0.0058
2013
January 1 to March 31	0.028	0.0056
April 1 to June 30	0.095	0.00966
July 1 to September 30	0.097	0.0385
October 1 to December 31	0.098	0.05
2014
January 1 to March 31	0.0849	0.039

On March 31, 2014, the closing price of our common stock was $0.058 per share.

(b)

Holders -- There were approximately 209 holders of record of our common stock as of March 31, 2014, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 31, 2014 was 251,861,533 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2013, we issued the following:

*

2,204,600 shares of our common stock to an accredited investor on October 7, 2013, in settlement of $66,138 in accrued interest on our 10% senior convertible notes;

*

An aggregate of 894,773 shares of our common stock to accredited investors pursuant to our 10% senior convertible notes, principal amount $298,258, which were issued on various dates between October 31 and December 17, 2013;

*

An aggregate of 3,500,000 shares of our common stock to accredited investors on November 19, and December 1, 2013 pursuant to the terms of three advisory agreements, as payment for services;

*

10,000,000 shares of our common stock to an accredited investor pursuant to the conversion on November 19, 2013 of $300,000 in principal amount of our 10% senior convertible note also issued November 19, 2013, at a conversion rate of $0.03 per share;

*

833,337 shares of our common stock to an accredited investor pursuant to the conversion on December 2, 2013 of $25,000 in principal amount of our 10% senior convertible notes  issued August 27, 2013, at a conversion rate of $0.03 per share;

*

883,334 shares of our common stock to an accredited investor pursuant to the conversion on December 9, 2013 of $5,000 in principal amount of our 10% senior convertible notes issued August 27, 2013, and $20,000 in principal amount of our 10% senior convertible notes  issued March 26, 2013, at a conversion rate of $0.03 per share;

*

2,400,000 shares of our common stock to an accredited investor on December 31, 2013, in settlement of $387,567 in accounts payable;

During the period from January 1 to March 31, 2014, we issued the following:

*

an aggregate of 69,000 shares of our common stock to accredited investors pursuant to our 10% senior convertible notes, having an aggregate principal amount $23,000, which were issued on January 28 and February 21, 2014;

*

769,231 shares of our common stock to an accredited investor pursuant to the conversion on March 10, 2014 of $20,000 in principal amount of our convertible promissory note issued September 3, 2013 at an effective conversion rate of $0.026 per share.

.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2013 and 2012 and with respect to the consolidated balance sheets as at December 31, 2013 and 2012, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2013	2012
Operations Data
Selling, general and administrative	$ 1,447,993	$ 646,150
Research and development	145,174	104,236
Depreciation of property and equipment	3072	5,399
Other expenses, net	1,753,258	948,539
Net loss	$ 3,349,497	$ 1,704,324

	Year Ended December 31
	2013	2012
Cash Flows Data
Net cash used in operating activities	$ (635,234)	$ (290,449)
Net cash used in investing activities	(1,690)	--
Net cash provided by financing activities	739,398	279,121
Effects of exchange rates on cash and cash equivalents	(195)	1,481
Net increase (decrease) in cash and cash equivalents	$ 102,279	$ (9,847)

	December 31
Balance Sheet Data	2013	2012
Cash	$ 104,389	$ 2,110
Total current assets	113,027	4,604
Property and equipment (net)	3,355	4,737
Total assets	116,382	9,341
Total current liabilities	11,366,696	10,893,105
Stockholders’ deficiency	$ (11,250,314)	$ (10,883,764)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2013 and December 31, 2012. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2013 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2013.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2013 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2014.  Our major initiatives through December 31, 2014 are:

*

obtaining commercial sales of our products, and continuing our current marketing program;

*

developing and improving product agents to perform specialized functions common to many e-commerce sites; and

*

furthering the development of our products.

For more information, please see “Part 1. Item 1: Description of Business – Our Technology.”

Sales and Marketing Plans:  We will continue our marketing process with our focus being potential customers located in the United States and Western Europe.  The potential customers and our current marketing program are more fully described in “Part 1. Item 1: Description of Business - Target Market.”

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $30,000 on our marketing efforts during the year ending December 31, 2014.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $90,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2014.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2014 are expected to total $120,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2014.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2014 will be $260,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $330,000 on general and administrative activities during the year ending December 31, 2014.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $720,000 for all expenses during the year ending December 31, 2014, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2013 compared to the fiscal year ended December 31, 2012

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

We did not make any commercial sales during the year ended December 31, 2013.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2013 we incurred a total of $1,447,993, as compared to $646,150, during the year ended December 31, 2012.  There was an overall increase in selling, general and administrative expenses of $801,843 (124%).

The increase in selling, general and administrative expenses occurred primarily as a result of an increase in our investor relations activities.  We incurred stock based and cash based consulting fees relating to our engagement of six new consultants.  We also incurred travel and other costs relating to our participation in several investor forum type events, for which there were no comparable costs during the year ended December 31, 2012.  We also granted 1,000,000 shares of our common stock as a bonus to a sales consultant; there was no comparable transaction during the year ended December 31, 2012.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2013, we spent $145,174 developing our software applications, compared to $104,236 during the year ended December 31, 2012.  There was an overall increase in research and development expenses of $40,938 (39%).

During the first quarter of the year ended December 31, 2013, we did not conduct any new development activities, while we evaluated the development options required to position our software competitively given the recent changes in the way in which non-mobile and mobile applications interface.  During this time we identified the methodology and skill set required to enable the next version of our software server component to support web applications, and to enable the next version of the client component of our software to function on each of the four major mobile operating systems.  We determined that we would need to engage additional consultants in order to have the breadth of skill sets required for this next level of our software development, and we succeeded in engaging a qualified consulting development team as of mid-May.

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

During the period from October 1 to December 31, 2013, we conducted extensive testing of the ValidianProtect server component via Beta installations, in order to identify and repair “bugs” and to stabilize the server component.  We also continued the research, and the architecture and design, of the client component to enable our software to support mobile applications using any of the four major mobile operating systems.

The development work undertaken during the year ended December 31, 2012 was focused primarily on addressing “bugs” and deficiencies in earlier versions of our software in response to our internal testing and feedback from evaluation installations of our software products, which involved fewer resources than the development initiatives undertaken during the year ended December 31, 2013.

Depreciation of property and equipment: Depreciation of property and equipment was $3,072 during the year ended December 31, 2013, a decrease of $2,327 (43%), from the $5,399 charged to depreciation expense during the year ended December 31, 2012.  Some of our capital assets became fully depreciated during the year ended December 31, 2012, which eliminated the periodic depreciation charges associated with those assets, resulting in a reduction in expense year-to-year.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2013 consisted of interest and financing costs associated with our 10% senior convertible notes, our convertible promissory notes, and our promissory notes.  Interest and financing costs during the year ended December 31, 2012 consisted of interest and financing costs associated with our 10% senior convertible notes, our 12% convertible notes, our convertible promissory notes, our promissory notes and interest on the capital lease.  During the year ended December 31, 2013, we incurred $1,943,689 in interest and financing costs, an increase of $981,692 (102%) over the $961,997 in interest and financing costs incurred during the year ended December 31, 2012.

The $1,943,689 in interest and financing costs we incurred during the year ended December 31, 2013 is comprised of $793,531 of interest paid and payable to the holders of our debt; $1,136,958 of accretion on our 10% senior convertible notes and convertible promissory notes; and $13,200 of financing costs.  The $961,997 in interest and financing costs we incurred during the year ended December 31, 2012 is comprised of $702,781 of interest paid and payable to the holders of our debt; $248,868 of accretion on our 10% senior convertible notes and convertible promissory notes; $10,298 of financing costs; and $50 in interest on the capital lease.

Aggregate interest and financing costs increased by $981,692 (102%) during the year ended December 31, 2013 as compared with 2012. There was an increase of $90,750 (13%) in coupon rate interest charges, which occurred primarily as a result of $60,850 in prepayment bonuses incurred in accordance with the prepayment provision on our convertible promissory notes.  There was also an overall net increase of $328,577 in the principal balance of interest-bearing notes during the year, which resulted in higher average balances on which coupon interest was charged. Charges to interest as a result of accretion increased by $888,090 (357%), as a result of the equity components of notes issued during 2013 having a higher relative fair value than those issued during 2012.  Financing costs recognized as expense decreased by $2,902 (28%) during the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Financing costs relate to our convertible promissory notes, and are deferred at issuance and amortized over the life of the note.  Although we issued $234,000 of these notes during the year ended 2013, as compared with $102,500 during the year ended December 31, 2012, the related finance fees were higher during the year ended December 31, 2012 as a result of a larger amount of prior year deferred finance fees being amortized during the year ended December 31, 2012 as compared with the year ended December 31, 2013.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2013, we recognized a net loss of $67,544 on the issuance of an aggregate of 3,465,287 shares of our common stock in settlement of an aggregate of $123,500 in accounts payable and accrued liabilities.  Also during the year ended December 31, 2013, the Corporation settled stock-based remuneration for 2,081,953 shares less than the number of shares issuable pursuant to the contract terms; a gain of $174,676 was recognized on this settlement. During the year ended December 31, 2012, we issued 833,330 shares of our common stock in settlement of $25,000 in accounts payable.  A gain of $16,667 on the settlement of accounts payable was recognized in connection with this transaction.  We also recognized a gain of $31,888 on the settlement of accounts payable for less than the carrying value of the payable amount, on the termination of a consulting contract.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the year ended December 31, 2013, the Canadian dollar lost strength in relation to the United States dollar, resulting in an $83,299 net gain on foreign currency translations.  During the year ended December 31, 2012, the Canadian dollar gained strength in relation to the United States dollar, resulting in a $35,097 net loss on foreign currency translations.

Net loss: We incurred a loss of $3,349,497 ($0.02 per share) for the year ended December 31, 2013, compared to a loss of $1,704,324 ($0.01 per share) for the year ended December 31, 2012.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $102,279 during the year ended December 31, 2013, from a balance of $2,110 at December 31, 2012, to $104,389 at December 31, 2013, primarily as a result of our financing activities, which generated $739,398 in net cash proceeds from the issuance of our promissory notes, 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees.  This increase in cash was substantially offset by our net loss of $3,349,497 for the year, which resulted in net cash used in operations of $635,234.  Our cash and cash equivalents decreased by $9,847 during the year ended December 31, 2012, from a balance of $11,957 at December 31, 2011, to $2,110 at December 31, 2012, primarily as a result of our net loss of $1,704,324 for the year, which resulted in net cash used in operations of $290,449.  This decrease in cash was substantially offset by our financing activities, which generated $279,121 in net cash proceeds from the issuance of our promissory notes, 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2013.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2013, we had negative working capital of $11,253,669 and an accumulated deficit during the development stage of $42,681,111; we incurred a net loss of $3,349,497, and negative cash flow from operations of $635,234 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2013 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2014, however we cannot be assured that this will be the case.  During the year ended December 31, 2013, we terminated our engagement with one consultant, pursuant to the terms of the related contract.  We engaged six additional consulting companies over the course of the year; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2013, we issued $682,872, net of repayments, of our 10% senior convertible notes, and $92,000, net of finance fees and repayments, in convertible promissory notes, which generated cash for funding operations.  We issued a further $1,206,590 in 10% senior convertible notes in settlement of previously issued 10% senior convertible notes and accrued interest thereon; and $26,000 in settlement of accounts payable, which reduced the cash which would otherwise have been required to settle these liabilities.  We issued 27,757,036 shares of our common stock in settlement of 10% senior convertible notes and accrued interest thereon, and 13,160,041 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon, which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued 7,989,993 shares of our common stock pursuant to the terms of 10% senior convertible notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.  In addition to these financing activities, we issued an aggregate of 14,251,380 shares of our common stock to consultants, as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise be required to engage these personnel; and we issued 3,465,287 shares of our common stock in settlement of accounts payable and accrued liabilities, which reduced the amount of cash which would otherwise have been required to settle this liability.

During the period from January 1 to March 31, 2014, we issued $23,000 of our 10% senior convertible notes, and $110,000, net of finance fees, of our convertible promissory notes, the proceeds of which were used to fund operations.  In connection with these financing transactions, we issued 69,000 shares of our common stock to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.  Additionally, we issued 769,231 shares of our common stock in settlement of our convertible promissory notes.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2013 increased by approximately 39% as compared to the year ended December 31, 2012.  Selling, general and administrative expenses for the year ended December 31, 2013 increased by approximately 124% as compared to the year ended December 31, 2012.  The increases in these expenses occurred as a result of several factors, including an increase in investor relations activities, and as explained more fully under “Results of Operation.”

Our plans with respect to future staffing will be dependant upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2014.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2013 and 2012

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Validian Corporation (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended, and since inception of Development Stage on August 3, 1999 through December 31, 2013. Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended, and since inception of Development Stage on August 3, 1999 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 10, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

VALIDIAN CORPORATION (A Development Stage Enterprise) Consolidated Balance Sheets December 31, 2013 and 2012 (In U.S. dollars)
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$ 104,389	$ 2,110
Value added taxes recoverable	8,638	2,494
Total current assets	113,027	4,604

Property and equipment (note 3)	3,355	4,737

Total assets	$ 116,382	$ 9,341

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 381,526	$ 512,777
Accrued liabilities	3,091,574	2,869,631
Accrued interest on notes payable to related parties (note 12)	244,252	189,986
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	51,350	49,850
Promissory notes payable to related parties (notes 4 and 12)	5,989	43,158
10% Senior convertible notes (note 5)	6,593,050	6,237,304
10% Senior convertible notes payable to related parties (notes 5 and 12)	631,945	659,445
Convertible promissory notes (note 6)	47,010	10,954
Total current liabilities	11,366,696	10,893,105

Total liabilities	11,366,696	10,893,105

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2013
and 2012)	–	–
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2013 and in 2012; Issued and outstanding 251,023,302 shares
In 2013 and 184,399,565 shares in 2012 (note 8(a))	251,023	184,400
Additional paid-in capital	31,208,208	28,291,884
Deficit accumulated during the development stage	(42,681,111)	(39,331,614)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares in 2013 and 2012 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(11,250,314)	(10,883,764)
Future operations (note 2(a))
Guarantees and commitments (note 13)
Subsequent events (note 18)
Total liabilities and stockholders deficiency	$ 116,382	$ 9,341

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Operations

Years ended December 31, 2013 and 2012 and the period from August 3, 1999 to December 31, 2013

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2013	2012	2013

Expenses:
Selling, general and administrative	$ 1,447,993	$ 646,150	$18,087,727
Research and development	145,174	104,236	10,351,298
Depreciation of property and equipment	3,072	5,399	456,017
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Gain on sale of property and equipment	–	–	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral
for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750

Total Expenses	1,596,239	755,785	30,498,535

Loss before the undernoted	(1,596,239)	(755,785)	(30,498,535)

Other income (expenses):
Interest income	–	–	61,728
Gain on extinguishment of debt and accrued
liabilities (note 10)	107,132	48,555	466,207
Interest and financing costs (notes 9 and 12)	(1,943,689)	(961,997)	(12,629,313)
Other	83,299	(35,097)	(81,198)

Total other income (expenses)	(1,753,258)	(948,539)	(12,182,576)

Net loss	$(3,349,497)	$(1,704,324)	$(42,681,111)

Loss per common share – basic
and diluted (note 11)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding	214,045,458	161,275,956

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

For the period from inception on August 3, 1999 to December 31, 2013

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2013

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31, 2009	105,117,353	$ 105,117	$26,248,887	$ 21,304	$(33,990,205)	$ –	$(49,738)	$(7,664,635)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	1,436,685	1,437	28,064	–	–	–	–	29,501
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance	–	–	20,897	–	–	–	–	20,897
Fair value of stock options
earned during the year	–	–	4,142	–	–	–	–	4,142
Net loss and comprehensive
loss	–	–	–	–	(1,358,341)	–	–	(1,358,341)
Balances at December 31,
2010	106,554,038	$ 106,554	$26,301,990	$ 21,304	$(35,348,546)	$ –	$(49,738)	$(8,968,436)

Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance	7,682,556	7,683	179,847	–	–	–	–	187,530
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance	–	–	457,254	–	–	–	–	457,254
Fair value of stock options
earned during the year	–	–	2,235	–	–	–	–	2.235
Shares issued in
consideration of consulting
contract signing bonuses	2,500,000	2,500	99,900	–	–	–	–	102,400
Shares issued as partial
consideration for consulting
services rendered	3,500,000	3,500	60,300	–	–	–	–	63,800
Shares issued in connection
with the conversion of 10%
senior convertible notes	9,441,669	9,442	273,808	–	–	–	–	283,250
Shares issued in connection
with the conversion of
convertible promissory notes	6,979,230	6,979	68,422	–	–	–	–	75,401
Shares issued in settlement
of accounts payable and
accrued liabilities	266,666	267	6,385	--	--	--	--	6,652

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2013

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Shares issued pursuant to the
terms of the 12% convertible
notes at issuance	4,668,845	4,668	89,835	–	–	–	–	94,503
Intrinsic value of the beneficial
conversion feature of the
12% convertible notes
at date of issuance	–	–	33,111	–	–	–	–	33,111
Intrinsic value of the beneficial
conversion feature of the
convertible promissory notes
at date of issuance	–	–	144,618	–	–	–	–	144,618
Net loss and comprehensive
loss	–	–	–	–	(2,278,744)	–	–	(2,278,744)
Balances at December 31,
2011	141,593,004	141,593	27,717,705	21,304	(37,627,290)	–	(49,738)	(9,796,426)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	2,123,515	2,123	55,268	–	–	–	–	57,391
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	86,635	–	–	–	–	86,635
Shares issued in
consideration of consulting
contract signing bonuses	6,000,000	6,000	181,500	–	–	–	–	187,500
Shares issued as partial
consideration for consulting
services rendered
(note 8(a) )	3,150,000	3,150	39,030	–	–	–	–	42,180
Shares issued in settlement
of accounts payable
(note 8(a) )	833,333	833	7,500	–	–	–	–	8,333
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 8(a))	100,667	101	2,919	–	–	–	–	3,020
Shares issued in connection
with the conversion of
convertible promissory notes
(note 8(a) )	30,599,046	30,600	120,720	–	–	–	–	151,320
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	80,606	--	--	--	--	80,606
Net loss and comprehensive
loss	–	–	–	–	(1,704,324)	–	–	(1,704,324)
Balances at December 31,
2012	184,399,565	$184,400	$28,291,884	$21,304	$(39,331,614)	–	$(49,738)	$(10,883,764)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss

For the period from inception on August 3, 1999 to December 31, 2013

(In U.S. dollars)

	Number	Common stock amount	Additional paid-in capital	Retained earnings prior to entering development stage	Deficit accumulated during development stage	Accumulated Other comprehensive income (loss)	Treasury stock	Total
Balances at December 31,
2012	184,399,565	$184,400	$28,291,884	$21,304	$(39,331,614)	–	$(49,738)	$(10,883,764)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	7,989,993	7,990	211,789	–	–	–	–	219,779
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	765,217	–	–	–	–	765,217
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 8(a) )	14,251,380	14,251	736,039	–	–	–	–	750,290
Shares issued in settlement
of accounts payable and
accrued liabilities (note 8(a) )	3,465,287	3,465	187,579	–	–	–	–	191,044
Shares issued in connection
with the conversion of 10%
senior convertible notes
(note 8(a))	26,245,039	26,245	761,106	–	–	–	–	787,351
Shares issued in settlement
of accrued interest on the
10% senior convertible
notes (note 8(a))	1,511,997	1,512	43,848	–	–	–	–	45,360
Shares issued in connection
with the conversion of
convertible promissory notes
(note 8(a) )	13,160,041	13,160	59,640	–	–	–	–	72,800
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	151,106	--	--	--	--	151,106
Net loss and comprehensive
loss	–	–	–	–	(3,349,497)	–	–	(3,349,947)
Balances at December 31,
2013	251,023,302	$251,023	$31,208,208	$21,304	$(42,681,111)	–	$(49,738)	$(11,250,314)

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

Years ended December 31, 2013 and 2012 and the period from August 3, 1999 to December 31, 2013

(In U.S. dollars)

			Period from
			August 3,
			1999 to
			December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$ (3,349,497)	$ (1,704,324)	$ (42,681,111)
Items not involving cash:
Depreciation of property and equipment	3,072	5,399	456,017
Stock-based compensation expense (note 8(d))	924,967	229,680	4,865,821
Non-cash interest expense	1,876,444	939,460	12,502,572
Gain on extinguishment of debt and accrued liabilities	(107,132)	(48,555)	(466,207)
Non-cash penalties	–	–	166,900
Write-off of prepaid services	–	–	496,869
Write-off of deferred consulting services	–	–	1,048,100
Currency translation adjustment on liquidation
of investment in foreign subsidiary	–	–	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	–	–	16,715
Write-off of due from related party	–	–	12,575
Loss on cash pledged as collateral for operating lease	–	–	21,926
Write-down of property and equipment	–	–	14,750
Change in non-cash operating working
capital (note 16)	16,912	287,891	5,142,884

Net cash used in operating activities	(635,234)	(290,449)	(18,435,843)

Cash flows from investing activities:
Additions to property and equipment	(1,690)	–	(548,633)
Proceeds on sale of property and equipment	–	–	176,890
Cash pledged as collateral for operating lease	–	–	(21,926)

Net cash used in investing activities	(1,690)	–	(393,669)

Cash flows from financing activities:
Issuance of promissory notes	23,156	32,201	4,926,129
Issuance of 10% senior convertible notes	732,500	249,500	4,617,500
Debt issuance costs	(14,000)	(7,500)	(335,859)
Repayment of promissory notes	(58,630)	(58,571)	(375,915)
Issuance of convertible promissory notes	234,000	102,500	522,000
Repayment of 10% senior convertible notes	(49,628)	(37,000)	(86,628)
Repayment of convertible promissory notes	(128,000)	–	(128,000)
Capital lease obligation repayments	–	(2,009)	(30,489)
Issuance of 4% senior subordinated
convertible debentures	–	–	2,000,000
Exercise of stock purchase warrants	–	–	412,500
Increase in due from related party	–	–	12,575
Issuance of common stock	–	–	8,030,000
Share issuance costs	–	–	(631,624)
Acquisition of common stock	–	–	(49,738)

Net cash provided by financing activities	739,398	279,121	18,882,451

Effects of exchange rates on cash and cash equivalents	(195)	1,481	16,651

Net increase (decrease) in cash and cash equivalents	102,279	(9,847)	69,590
Cash and cash equivalents, beginning of period	2,110	11,957	34,799

Cash and cash equivalents, end of period	$ 104,389	$ 2,110	$ 104,389

Supplementary information (note 17)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $11,253,669, has accumulated a deficit of $42,681,111 as at December 31, 2013, and has incurred a loss of $3,349,497 and negative cash flow from operations of $635,234 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2013, resulting in a condition of default for all of the 10% senior convertible notes and $36,250 of the promissory notes; a significant portion of these notes remain in default as at December 31, 2013.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $725,000 for the year ending December 31, 2014. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2013 and 2012

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

Years ended December 31, 2013 and 2012

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

Years ended December 31, 2013 and 2012

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2013, the Corporation had approximately $9,950,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

3.

Property and equipment:

2013
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 31,235	$ 3,355
	$ 34,590	$ 31,235	$ 3,355

2012
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 32,900	$ 28,163	$ 4,737
	$ 32,900	$ 28,163	$ 4,737

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of year	$ 93,008	$ 117,897
Notes issued during the year	23,156	32,201
Accretion recorded as a charge to interest and financing costs	--	--
Principal repaid	(58,630)	(58,571)
Principal settled through the issuance of the Corporation’s
10% senior convertible notes (note 5)	--	--
Adjustment for foreign currency translation	(195)	1,481

Balance at end of year	$ 57,339	$ 93,008

Due on demand, interest at 12%, unsecured, repayable in
Canadian dollars	$ --	$ 32,158
Due on demand, interest at 12%, unsecured, repayable in
United States dollars	57,339	60,850
	57,339	93,008
Payable to related parties (note 13)	(5,989)	(43,158)
	$ 51,350	$ 49,850

Included in interest and financing costs for the year ended December 31, 2013 is $9,270 (2012: $12,302) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the year ended December 31, 2013 was $3,531 (2012:  $22,487).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of year	$ 6,896,749	$ 6,466,265

Note principal on issuance	1,965,090	838,536
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(7,990)	(2,123)
Allocated to additional paid-in capital	(211,789)	(55,268)
	(219,779)	(57,392)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(765,217)	(86,635)
Proceeds allocated to 10% senior convertible notes on issuance	980,094	694,509

Accretion recorded as a charge to interest and financing costs	984,996	144,027
Principal repayments in cash	(49,628)	(37,000)
Principal converted pursuant to the terms of the note	(446,667)	--
Principal matured and settled through the issuance of new notes	(1,140,549)	(371,052)
Principal matured and settled through the issuance of 12%
convertible notes	--	--
Balance at end of year	7,224,995	6,896,749
Payable to related parties (note 13)	(631,945)	(659,445)
	$ 6,593,050	$ 6,237,304

During the year ended December 31, 2013, the Corporation issued an aggregate of $1,965,090 of its 10% senior convertible notes, and settled an aggregate of $1,636,844 of these notes.  $732,500 of the notes issued during the year, were issued for cash; $26,000 of the notes were issued in settlement of $26,000 in accounts payable; and $1,206,590 of the notes were issued as consideration for the repayment of $1,140,549 in previously issued 10% senior convertible notes, and $66,041 in accrued interest thereon. During this period the Company settled $45,360 in accrued interest on the 10% senior convertible notes through the issuance of 1,511,997 shares of the Company’s common stock; holders of the notes exercised the conversion feature and converted $446,667 in principal, plus $340,684 in accrued interest thereon, into 26,245,039 common shares of the Company’s common stock; and $49,628 in principal of the notes was repaid in cash.

Under the terms of the notes issued during the year ended December 31, 2013, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $637,900 of the notes are payable on demand; $1,327,190 of the notes mature on December 31, 2014.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2013 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2013 were granted 7,989,993 common shares of the Corporation upon issuance of the notes; $219,779, representing the relative fair value of the common

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of $1,060,158 of the notes was in-the-money.  $765,217, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2013.  At December 31, 2013, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2013, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

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

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2012 are payable on demand, pursuant to the default provisions of the notes.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2013:

Note	Conversion
Principal	Rate
$ 6,213,489	$ 0.030
511,506	0.038
500,000	0.100
$ 7,224,995

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2013 was 225,576,968.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

At December 31, 2013, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $4,389,970 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

Included in interest and financing costs for the year ended December 31, 2013 is $716,392 (2012: $683,676) in coupon rate interest accrued on the 10% senior convertible notes, and $984,994, (2012: $144,027) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2013, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $18,925,908, which is exceeds the principal amount of the notes by $11,700,913.

6.  Convertible promissory notes:

During the year ended December 31, 2013, the Corporation issued $234,000 of its convertible promissory notes for cash.

$32,500 of the notes issued during the year ended December 31, 2013 had a maturity date of November 6, 2013, and could be prepaid during the period from issuance to August 3, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 3, 2013 or thereafter, into common stock of the Corporation.  The Corporation exercised the prepayment option and issued a cash payment of $49,884 in settlement of principal, accrued interest and prepayment bonus.

$32,500 of the notes issued during the year ended December 31, 2013 had a maturity date of February 3, 2014, and could be prepaid during the period from issuance to October 27, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at October 27, 2013 or thereafter, into common stock of the Corporation.  The Corporation exercised the prepayment option and issued a cash payment of $48,080 in settlement of principal, accrued interest and prepayment bonus.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$63,000 of the notes issued during the year ended December 31, 2013 had a maturity date of June 5, 2014, and could be prepaid during the period from issuance to January 5, 2014, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at January 5, 2014 or thereafter, into common stock of the Corporation. The Corporation exercised the prepayment option and issued a cash payment of $93,750 in settlement of principal, accrued interest and prepayment bonus.

$53,000 of the notes issued during the year ended December 31, 2013 mature on April 11, 2014, and may be prepaid during the period from issuance to March 2, 2014, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at March 2, 2014 or thereafter, into common stock of the Corporation.

$53,000 of the notes issued during the year ended December 31, 2013 mature on July 28, 2014, and may be prepaid during the period from issuance to April 22, 2014, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 22, 2014 or thereafter, into common stock of the Corporation.

The rate of conversion for $65,000 in notes issued by the Corporation during the year ended December 31, 2013 was calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.  The rate of conversion for $169,000 in notes issued during the year ended December 31, 2013 is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$151,106, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$14,000 in finance fees were incurred in relation to the convertible promissory notes issued during 2013, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the year ended December 31, 2013, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $70,000 of note principal, and $2,800 of accrued interest on the notes, into 13,160,041 common shares of the Corporation.  The notes converted were issued during 2012.

During the year ended December 31, 2012, the Corporation issued $102,500 of its convertible promissory notes for cash.

$32,500 of the convertible promissory notes issued during the year ended December 31, 2012 had a maturity date of February 25, 2013, and could be prepaid during the period from issuance to November 18, 2012, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at November 18, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 48%.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$32,500 of the convertible promissory notes issued during the year ended December 31, 2012 had a maturity date of June 21, 2013, and could be prepaid during the period from issuance to December 28, 2012, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at December 28, 2012 or thereafter, into common stock of the Corporation.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 59%.

$37,500 of the convertible promissory notes issued during the year ended December 31, 2012 had a maturity date of September 17, 2013, and could be prepaid during the period from issuance to June 12, 2013, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at June 12, 2013 or thereafter, into common stock of the Corporation. The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the thirty trading days immediately preceding such conversion, discounted by 55%.

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

$144,618, representing the relative fair value of the beneficial conversion feature of the convertible promissory notes issued during 2012 was allocated to additional paid in capital.

$13,000 in finance fees were incurred in relation to the convertible promissory notes issued during 2012, and were charged to interest and financing costs over the term of the notes, using the effective interest rate method.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

6.  Convertible promissory notes (continued):

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2013 was 3,094,232, which represents approximately .7% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2013 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2013, the fair value of the stock issuable to fully convert the convertible promissory note principal was $254,393, which exceeds the principal amount by $148,393.

7.  Capital lease obligation:

In May 2012, the Corporation repaid in full its obligations under a long term capital lease for office equipment.

8.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2013, the Corporation issued 7,989,993 shares of its common stock, with a relative fair value of $219,779, to the holders of the notes (note 5).

During the year ended December 31, 2013, the Corporation issued an aggregate of 14,251,380 shares of its common stock to consultants as partial consideration for services rendered and to be rendered. $750,290, representing the fair value of the stock at issuance, was allocated to shares and to additional paid in capital, and was charged to expense.  Included was a settlement of stock-based remuneration for 2,081,953 shares less than the number of shares issuable pursuant to the contract terms; a gain of $174,676 was recognized on this settlement.

During the year ended December 31, 2013, the Corporation issued an aggregate of 3,465,287 shares of its common stock in settlement of $123,500 in accounts payable and accrued liabilities.  An aggregate loss of $67,544 was recognized on these transactions.

On various dates during the year ended December 31, 2013, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $446,667 in principal and $340,684 in accrued interest, in exchange for 26,245,039 common shares of the Corporation (note 5).

During the year ended December 31, 2013, the Corporation issued an aggregate of 1,511,997 of its common shares in settlement of $45,360 in accrued interest on the 10% senior convertible notes.

On various dates during the year ended December 31, 2013, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted an aggregate of $70,000 in principal and $2,800 in accrued interest, in exchange for 13,160,041 common shares of the Corporation (note 6).

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2012, the Corporation issued 2,123,515 shares of its common stock, with a relative fair value of $57,391, to the holders of the notes (note 5).

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

 8.

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

(b)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   As of December 31, 2012, a total of 4,425,000 options were granted under these plans, all with an exercise price of $0.04.  The options, which were fully vested, expired on dates between May 12, 2013 and December 31, 2013, leaving 10,000,000 options available for grant under these plans as of December 31, 2013.

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

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

8.

Stockholders’ deficiency (continued):

(b)

Transactions involving stock options (continued):

Following is a summary of stock options outstanding at December 31, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Options	price	# of Options	price
Options outstanding, beginning of year	4,425,000	$ 0.04	7,700,000	$ 0.04
Granted	--	--	--	--
Expired	4,425,000	0.04	2,975,000	0.04
Forfeited	--	--	300,000	0.04
Options outstanding, end of year	--	$ 0.04	4,425,000	$ 0.04

Options exercisable, end of year	--	$ --	4,425,000	$ 0.04

There were no stock options outstanding and exercisable at December 31, 2013.

(c)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2013 and 2012:

	2013	2012
Selling, general and administrative	$ 924,967	$ 229,680

Total stock-based compensation included in expenses	$ 924,967	$ 229,680

9.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs relating to the 10% senior convertible notes; accrued interest and accretion on the promissory notes; accrued interest and accretion on the convertible promissory notes; and the interest portion of capital lease payments.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

10.

Gain on extinguishment of debt and accrued liabilities:

During the year ended December 31, 2013, the Corporation issued an aggregate of 3,465,287 shares of its common stock, valued at $191,044, in settlement of $123,500 in accounts payable and accrued liabilities.  An aggregate loss of $67,544 was recognized.  Also during the year ended December 31, 2013, the Corporation settled stock-based remuneration for 2,081,953 shares less than the number of shares issuable pursuant to the contract terms; a gain of $174,676 was recognized on this settlement.

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

11.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2013 and 2012, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2013	2012
Stock issuable on conversion of the 10% senior
convertible notes	225,576,968	214,635,446
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	3,094,232	28,538,961
Stock options	--	4,425,000
	228,671,200	247,599,407

12.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $584,387 (2012 - $611,887) payable to the director and to a company controlled by the director, and $47,558 (2012 - $47,558) payable to an individual related to the director and a company controlled by an individual related to the director.

Included in promissory notes payable (note 4) is $5,989 (2012 - $43,158) payable to the director.

$244,252 (2012 - $189,986) in accrued interest charges relating to these notes is included in accrued liabilities; $69,184 (2012 - $72,778) in coupon-rate interest on these notes is included in interest and finance costs.

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

Years ended December 31, 2013 and 2012

(In U.S. dollars)

13.

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

14.  Fair value measurements:

The carrying value of cash and cash equivalents, value added taxes recoverable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance subsequent to December 31, 2013 of new debt instruments having similar terms and conditions.

15.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$ 8,900,000	$ 8,400,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	9,950,000	9,450,000

Valuation allowance	(9,950,000)	(9,450,000)

Net deferred taxes	$ --	$ --

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

15.

Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2012 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2012 - 34%) to the net loss as a result of the following:

	2013	2012
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,138,830)	$ (579,470)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	400,000	400,000
Compensation expense	314,000	78,000
Interest and financing costs	387,000	85,000
Other	(37,830)	(16,470)

	$ --	$ --

The Corporation has net operating losses of $26,412,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
2033	1,475,000
$ 26,412,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

16.

Change in non-cash operating working capital:

	2013	2012

Value added taxes recoverable	$ (6,144)	$ 5,928
Accounts payable	(29,751)	136,464
Accrued liabilities	52,807	145,499
	$ 16,912	$ 287,891

17.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2013, nor during the year ended December 31, 2012.  Interest paid in cash during the years ended December 31, 2013 and December 31, 2012 were $67,245 and $22,537, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2013	2012
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	$ 1,206,590	$ 395,670
Issuance of the Corporation’s common stock in settlement of
accrued interest on the 10% senior convertible notes	45,360	--
Issuance of the Corporation’s 10% senior convertible notes in settlement
of accounts payable	26,000	--
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	123,500	25,000
Issuance of the Corporation’s common stock as partial consideration for
Services rendered	750,290	42,180
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	787,351	3,020
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	72,800	151,320
Issuance of the Corporation’s 10% senior convertible notes in
settlement of 12% convertible notes, and accrued interest thereon	--	193,366
Issuance of the Corporation’s common stock as incentives under
consulting services contracts	--	187,500
Total	$ 3,011,891	$ 998,056

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

18.

Subsequent events:

During the period from January 1 to April 7, 2014, the Corporation issued an aggregate of $23,000 of its 10% senior convertible notes, for cash.  The notes mature on December 31, 2014; the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued an aggregate of 69,000 shares of its common stock to the holders pursuant to the terms of these notes.

On January 27, 2014, the Corporation issued $63,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on October 29, 2014, and may be prepaid in full during the period from issuance to July 26, 2014, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 26, 2014 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

On February 10, 2014, the Corporation remitted $20,000 as final instalment pursuant to a settlement agreement with Mobile Secure Inc. which was reached by the parties in January 2013. The settlement agreement required the Corporation to make payments totaling $47,500 in scheduled instalments over the period from January 2013 to February 2014, in full settlement of the claim, for which the claimant was originally seeking approximately $172,000, and allowed the Corporation to reacquire certain contractual rights that it may otherwise have transferred under the prior contractual agreement.   A Stipulation of Dismissal of Claim was issued by Mobile Secure Inc. on February 10, 2014.  $23,500 of the expense related to this settlement was included in the Corporation’s accounts for the year ended December 31, 2012; $24,000 was included in the Corporation’s accounts during prior periods.

On March 10, 2014, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $20,000 in principal in exchange for 769,231 shares of the Corporation’s common stock.

On March 14, 2014, the Corporation issued $53,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on December 18, 2014, and may be prepaid in full during the period from issuance to September 10, 2014, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 10, 2014 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

VALIDIAN CORPORATION

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

(In U.S. dollars)

18.

Subsequent events (continued):

Except for the foregoing, we have evaluated subsequent events through the date the financial statements were issued.  All material events have been disclosed.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no disagreements with accountants with respect to accounting and/or financial statements.

A change in our Independent Auditor firms took place in a prior period; details of the change were disclosed in our report on Form 10K for the period ended December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by Seale & Beers, CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2013, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2013:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of timely preparation of back up schedules.  Throughout 2013 and 2012, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and external advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2013, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2013:

Name	Age	Position
Bruce I. Benn	60	Director, President, Chief Executive Officer,
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

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2013.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2013	116,544	0	0	0	0	0	0	116,544
(1)(4)	2012	119,818	0	0	0	0	0	0	119,818
	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146
Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2013 has been accrued but not paid.

(5) Reported salary for August 2006 to July 2008 has been accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	0	0	0	0	0	0	0	0	0
Benn, Ronald	0	0	0	0	0	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2013.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2014, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Leonid Frenkel (2)	22,546,559	9.0%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (3)	4,220,454	1.7%

All Executive Officers and Directors
As a Group	4,220,454	1.7%

*Executive Officer and/or a Director.

(1)  Based upon 251,861,533 shares of common stock issued and outstanding as of March 31, 2014 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 14, 2014.

(3)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc..

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	10,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	0	0	10,000,000

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

Of the 5,117,302 options granted from time to time under this plan, none were exercised.  1,212,302 expired during periods prior to January 1, 2010, and 2,700,000 expired on June 19, 2012; and 1,205,000 expired during the year ended December 31, 2013, leaving nil currently outstanding.

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

 Of the 6,212,698 options originally granted from time to time under this plan, none were exercised. 2,267,698 expired and 150,000 were forfeited during periods prior to January 1, 2010; 275,000 expired and 300,000 were forfeited during the year ended December 31, 2012; and 3,220,000 expired during the year ended December 31, 2013, leaving nil currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2013 is $584,387 payable to the director and to a company controlled by the director, and $47,558 payable to an individual related to the director and to a company controlled by an individual related to the director.

Included in promissory notes payable at December 31, 2013 is $5,989 payable to the director.

$244,252 in accrued interest charges relating to these notes is included in accrued liabilities; $69,184 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2013 fiscal year	Fees billed for 2012 fiscal year
Audit fees	$62,500	$62,500

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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

Dated:  April 14, 2014

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 14, 2014

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