Form 10-Q
period 2014-06-30
VALIDIAN CORP
filed 2014-08-19
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 12, 2014, 269,930,362 shares of the registrant’s common stock were outstanding.

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
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$ 56,517	$ 104,389
Value added taxes recoverable	20,746	8,638
Prepaid expenses	106,748	--
Total Current assets	184,011	113,027
Property and equipment, net of accumulated depreciation of $32,333
(December 31, 2013 - $31,235)	1,757	3,355

Total assets	$ 185,768	$ 116,382
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 3,788,630	$ 3,473,100
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 8)	275,946	244,252
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	46,250	51,350
Promissory notes payable to related parties (notes 2,8)	5,989	5,989
10% Senior convertible notes (notes 3, 8)	6,352,705	6,593,050
10% Senior convertible notes payable to related parties (notes 3, 8)	631,945	631,945
Convertible promissory notes (note 4)	6,165	47,010
Total current liabilities	11,427,630	11,366,696

Total liabilities	11,427,630	11,366,696

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at June 30, 2014 and at December 31, 2013)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 269,930,362 and 251,023,302 shares at June 30, 2014 and December 31, 2013, respectively.)	269,930	251,023
Additional paid in capital	32,139,432	31,208,208
Deficit accumulated during the development stage	(43,622,790)	(42,681,111)
Retained earnings prior to entering development stage	21,304	21,304
Treasury stock (7,000 shares at June 30, 2014 and December 31, 2013, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(11,241,862)	(11,250,314)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 185,768	$ 116,382

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed Statements of Operations

For the three and six months ended June 30, 2014 and 2013

And for the Period from August 3, 1999 to June 30, 2014

(In United States dollars)

					Period from
	Three Months Ended		Six Months Ended		August 3, 1999
	June 30,		June 30,		To June
	2014	2013	2014	2013	3 0 , 2014
Expenses:
Selling, general and administrative	$ 144,487	$ 356,305	$ 235,512	$ 481,327	$18,323,239
Research and development	78,190	30,627	117,273	30,627	10,468,572
Depreciation of property and equipment	799	710	1,598	1,421	457,615
Gain on sale of property and equipment	--	--	--	--	(7,442)
Write-off of prepaid services	--	--	--	--	496,869
Write-off of deferred consulting services	--	--	--	--	1,048,100
Write-off of accounts receivable	--	--	--	--	16,715
Write-off of due from related party	--	--	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	--	--	21,926
Write-down of property and equipment	--	--	--	--	14,750
	223,476	387,642	354,383	513,375	30,852,919

Loss before the undernoted	(223,476)	(387,642)	(354,383)	(513,375)	(30,852,919)

Other income (expenses):
Interest income	--	--	--	--	61,728
Gain (loss) on extinguishment of debt, accounts
payable and accrued liabilities	--	(1,600)	--	925	466,207
Interest and financing costs (notes 6 and 8)	(350,537)	(467,190)	(580,022)	(756,498)	(13,209,334)
Foreign exchange gain (loss)	(47,508)	40,517	(7,274)	69,237	(88,472)
	(398,045)	(428,273)	(587,296)	(686,336)	(12,769,871)

Net loss	$(621,521)	$(815,915)	$ (941,679)	$ (1,199,711)	$(43,622,790)

Loss per common share – basic and diluted (note 8)	$(0. 00)	$(0. 00)	$(0. 00)	$(0. 01)

Weighted average number of common shares outstanding during period	263,821,735	202,314,731	258,195,797	195,857,785

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Unaudited Interim Consolidated, Condensed, Statements of Cash Flow

For the six months ended June 30, 2014 and 2013

And for the Period from August 3, 1999 to June 30, 2014

(In United States dollars)

	Six Months Ended June 30,		Period from August 3, 1999 to
	2014	2013	June 30, 2014
Cash flows from operating activities:
Net loss	$ (941,679)	$ (1,199,711)	$ (43,622,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,598	1,421	457,615
Stock-based compensation	97,952	125,400	4,963,772
Non-cash interest and financing expense	530,300	755,534	13,032,872
Loss (gain) on extinguishment of debt and accrued liabilities	--	(925)	(466,207)
Non-cash penalties	--	--	166,900
Write-off of prepaid services	--	--	496,869
Write-off of deferred consulting services	--	--	1,048,100
Currency translation adjustment on liquidation of investment in foreign subsidiary	--	--	(26,212)
Gain on sale of property and equipment	--	--	(7,442)
Write-off of accounts receivable	--	--	16,715
Write-off of due to related party	--	--	12,575
Loss on cash pledged as collateral for operating lease	--	--	21,926
Write-down of property and equipment	--	--	14,750
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(12,108)	(8,351)	5,056
Prepaid expenses	--	(6,500)	(61,557)
Accounts payable and accrued liabilities	18,843	94,687	4,891,297
Deferred revenue	--	--	320,000
Due to a related party	--	--	(5,178)
Net cash used in operating activities	(305,094)	(238,445)	(18,740,937)
Cash flows from investing activities:
Additions to property and equipment	--	(1,690)	(548,633)
Proceeds on sale of property and equipment	--	--	176,890
Cash pledged as collateral for operating lease	--	--	(21,926)
Net cash used in investing activities	--	(1,690)	(393,669)
Cash flows from financing activities:
Capital lease repayments	--	--	(30,489)
Issuance of promissory notes	--	20,156	4,926,129
Issuance of 10% senior convertible notes	133,000	399,500	4,750,500
Issuance of convertible promissory notes	211,500	65,000	733,500
Debt and equity issuance costs	(11,500)	(5,000)	(978,983)
Repayment of promissory notes	(5,100)	(35,963)	(381,015)
Repayment of 10% senior convertible notes	(17,678)	31,000	(104,306)
Repayment of convertible promissory notes	(53,000)	--	(181,000)
Proceeds from exercise of stock purchase warrants	--	--	412,500
Increase in due from related party	--	--	12,575
Issuance of common shares	--	--	8,030,000
Redemption of common stock	--	--	(49,738)
Issuance of 4% senior subordinated convertible debentures	--	--	2,000,000
Net cash provided by financing activities	257,222	412,693	19,139,673

Effects of exchange rates on cash and cash equivalents	--	(188)	16,651
Net increase (decrease) in cash and cash equivalents	(47,872)	172,370	21,718
Cash and cash equivalents:
Beginning of period	104,389	2,110	34,799
End of period	$ 56,517	$ 174,480	$ 56,517

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

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

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $11,243,619, and stockholders’ deficiency of $11,241,862 as at June 30, 2014, and has incurred a loss of $941,679 and negative cash flow from operations of $305,094 for the six months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2013.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2014, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended June 30, 2014 and December 31, 2013:

	Six months	Year ended
	ended June 30, 2014	December 31, 2013
	(unaudited)
Balance beginning of period	$ 57,339	$ 93,008

Notes issued	--	23,156

Principal repaid	(5,100)	(58,630)

Adjustment for foreign currency translation	--	(195)

	52,239	57,339

Payable to related parties (note 11)	(5,989)	(5,989)

	$ 46,250	$ 51,350

Included in interest and financing costs for the three and six months ended June 30, 2014 is $1,656 (2013: $2,310) and $3,325 (2013: $5,281), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and six months ended June 30, 2014 was $709 (2013: $nil) and $927 (2013:  $963), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2014 and December 31, 2013:

	Six months	Year
	Ended	Ended
	June 30, 2014	December 31, 2013
	(unaudited)
Balance beginning of period	$ 7,224,995	$ 6,896,749

Note proceeds on issuance	133,000	1,965,090
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(398)	(7,990)
Allocated to additional paid-in capital	(17,493)	(211,789)
	(17,891)	(219,779)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(104,335)	(765,217)
Proceeds allocated to 10% senior convertible notes on issuance	10,774	980,094

Accretion recorded as a charge to interest and financing costs	122,226	984,996
Principal repaid in cash	(17,678)	(49,628)
Principal converted in accordance with the terms of the notes	(355,667)	(446,667)
Principal matured and repaid through the issuance of new 10%
senior convertible notes	--	(1,140,549)

	6,984,650	7,224,995
Payable to related parties (note 11)	(631,945)	(631,945)
	$ 6,352,705	$ 6,593,050

During the six months ended June 30, 2014, the Company issued an aggregate of $133,000 of its 10% senior convertible notes, for cash, and repaid $17,678 in principal, and $22,794 in accrued interest thereon.  As well during this period, holders of the notes exercised the conversion feature of the notes and converted $355,667 in principal and $4,333 in accrued interest, into 12,000,000 shares of the Company’s common stock.

Under the terms of the notes issued during the six months ended June 30, 2014, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $23,000 of the notes mature on December 31, 2014; $110,000 of the notes are payable on demand.

Notwithstanding the stated maturity date, the notes issued during the six months ended June 30, 2014 are payable on demand, pursuant to the default provisions of the notes, as described below.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the six months ended June 30, 2014 were granted 399,000 common shares of the Company upon issuance of the notes; $17,891, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was in-the-money.  $104,335, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2013.  At June 30, 2014, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2014, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at June 30, 2014:

Note	Conversion
Principal	Rate
$ 5,973,143	$0.03
511,507	0.038
500,000	0.10
$ 6,984,650

At June 30, 2014, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $4,149,625 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three and six months ended June 30, 2014 is $176,358 (2013:  $178,128) and $350,625  (2013:  $349,374), respectively,  in coupon rate interest accrued on the 10% senior convertible notes, and $99,226 (2013: $100,804) and $122,226 (2013:  $345,441), respectively,  in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At June 30, 2014, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $9,333,559, which is $2,348,908 greater than the principal outstanding on that date.

4.  Convertible promissory notes

During the six months ended June 30, 2014, the Company issued $211,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$63,000 of the notes issued during the six months ended June 30, 2014 mature on October 29, 2014, and may be prepaid during the period from issuance to July 25, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 25, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $63,000, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

4.  Convertible promissory notes (continued)

$53,000 of the notes of the notes issued during the six months ended June 30, 2014 mature on December 18, 2014, and may be prepaid during the period from issuance to September 9, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 9, 2014, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $50,691, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$53,000 of the notes of the notes issued during the six months ended June 30, 2014 mature on January 22, 2015 and may be prepaid during the period from issuance to October 15, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at October 15, 2014, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,000, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$42,500 of the notes of the notes issued during the six months ended June 30, 2014 mature on February 19, 2015, and may be prepaid during the period from issuance to November 11, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at November 11, 2014, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $41,394, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

During the six months ended June 30, 2014, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $53,000 of note principal, plus $2,120 of accrued interest thereon, into 2,508,060 shares of the Company’s common stock.

$53,000 of the convertible promissory notes payable at June 30, 2014 were issued during 2013.  These notes had a maturity date of July 28, 2014, and could be converted by the holder, using a conversion rate calculated as the average of the lowest three trading prices during the ten trading days immediately preceding a conversion, discounted by 49%, and had an interest rate of 8% until the date of maturity, or until an event of default.  The Company prepaid these notes on April 28, 2014, in accordance with the prepayment terms of the notes.

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

June 30, 2014

 (In United States dollars)

4.  Convertible promissory notes (continued)

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at June 30, 2014 was 16,719,224, which represents less than 4% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at June 30, 2014 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three and six months ended June 30, 2014, accretion of $42,120 (2013:  $36,866) and $66,264 (2013:  $48,359), respectively, was included in interest and financing costs.

Also included in interest and financing costs for the three and six months ended June 30, 2014 is $27,755 (2013:  $1,747) and $30,606 (2013:  $3,536), respectively, relating to accrued coupon-rate interest on the convertible promissory notes; and $3,422 (2013:  $3,502) and $6,976 (2013:  $4,507), respectively, relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At June 30, 2014, the fair value of the stock issuable to fully convert the convertible promissory note principal was $701,801, which exceeded the principal amount outstanding on that date by $490,301.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2014, the Company issued an aggregate of 4,000,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.  $204,700, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital; $97,952 was charged to expense during the period; $106,748 was allocated to prepaid expense, and will be charged to expense over the remaining service period.

During the six months ended June 30, 2014, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $355,667of note principal and $4,333 of accrued interest thereon, into 12,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2014, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $53,000 of note principal and $2,120 in accrued interest thereon, into 2,508,060 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2014, the Company issued 399,000 shares of its common stock, with a relative fair value of $17,891, to the holders of the notes.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Selling, general and administrative	$ 74,618	$ 30,900	$ 97,952	$ 125,400
Total stock-based compensation included in expenses	$ 74,618	$ 30,900	$ 97,952	$ 125,400

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes and convertible promissory notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

7.  Loss per share

As the Company incurred a net loss during the three and six months ended June 30, 2014, and during the three and six months ended June 30, 2013, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	217,565,469	228,469,136
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	16,719,244	8,474,859
Stock options	--	600,000
	234,284,713	237,543,995

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

$275,946 (December 31, 2013 – $244,252) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at June 30, 2014.  $15,757 (2013:  $15,851) and $31,517 (2013:  $33,568), is included in interest and financing costs for the three and six months ended June 30, 2014, respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2014

 (In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2014, nor during the six months ended June 30, 2013.  Interest paid in cash during the six months ended June 30, 2014 was $49,722 (2013:  $963).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2014 and 2013:

	2014	2013

Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	$ 360,000	$ 30,616
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	55,120	53,800
Issuance of the Company’s common stock as compensation to consultants	204,700	125,400
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	--	773,932
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	39,500
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	--	26,000
	$ 619,820	$ 1,049,248

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended June 30, 2014, under conditions substantially identical to those existing at June 30, 2014.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

We have evaluated subsequent events through the date the financial statements were issued; there were no material events to disclose.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2013 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2014 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue: We had no revenue during the three months ended June 30, 2014, nor during the three months ended June 30, 2013.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2014, we incurred a total of $144,487, as compared to $356,305 during the three months ended June 30, 2013.  There was an overall decrease in selling, general and administrative expenses of $211,818 (59%) during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

The decrease in selling, general and administrative expense occurred primarily as a result of a reduction in investor relations consultant fees incurred during the period ended June 30, 2014 as compared to the period ended June 30, 2013.  The majority of the investor relations consulting fees expensed during the three months ended June 30, 2013 were incurred pursuant to a contract which was terminated in December 2013.  Additionally, we issued 1,000,000 shares of our common stock, with a fair value of $31,500, as a bonus to a consultant during the three months ended June 30, 2013, for which there was no comparable transaction during the three months ended June 30, 2014.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2014, we incurred a total of $78,190, as compared to $30,627 during the three months ended June 30, 2013 on research and development activities. There was an overall increase in research and development expenses of $47,563 (155%) during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

During the first part of the three month period ended June 30, 2013, we did not conduct any development activity, while we evaluated the development options required to position our software competitively given the recent changes in the way in which non-mobile and mobile applications interface.  During this time we identified the methodology and skill set required to enable development of the next version of our software server component to support web applications, and to enable the next version of the client component of our software to function on each of the four major mobile operating systems.  We determined that we would need to engage additional consultants in order to have the breadth of skill sets required for this next level of our software development, and we succeeded in engaging a qualified consulting development team in mid-May 2013.

During the three months ended June 30, 2014, the primary focus of our development activity was the debugging of our ValidianProtect application pursuant to feedback received from our channel partners, based on their use of our trial version during Q4 2013 and Q1 2014.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2014 and during the three months ended June 30, 2013 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended June 30, 2014, we incurred $350,537 in interest and financing costs, a decrease of $116,653 (25%) from the $467,190 in interest and financing costs incurred during the three months ended June 30, 2013.

The $350,537 in interest and financing costs we incurred during the three months ended June 30, 2014 is comprised of $205,769 of interest paid and payable to the holders of our debt; $99,226 of accretion of our 10% senior convertible notes; $42,120 of accretion of our convertible promissory notes; and $3,422 of amortized deferred finance fees relating to the convertible promissory notes.  The $467,190 in interest and financing costs we incurred during the three months ended June 30, 2013 is comprised of $182,186 of interest paid and payable to the holders of our debt; $244,637 of accretion of our 10% senior convertible notes; $36,865 of accretion of our convertible promissory notes; and $3,502 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2013; a significant portion of these notes remain in default as at June 30, 2014.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended June 30, 2014, and for the three months ended June 30, 2013 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the three months ended June 30, 2014 was less than the fair value of equity components relating to similar notes issued during the three months ended June 30, 2013, which resulted in a decrease of $145,411 (59%) in accretion related to this class of notes.

Accretion of our convertible promissory notes increased by $5,255 (14%) as a result of a net increase of $146,500 (225%) in the principal outstanding on these notes at June 30, 2014 as compared to June 30, 2013, and the related increase in the fair value of the beneficial conversion options being accreted.

Interest paid and payable to the holders of our debt increased by $23,583 (2%).  Although there was a net decrease of $270,384 (4%) in principal outstanding on our interest-bearing debt during the period from June 30, 2013 to June 30, 2014, there was not a significant difference in the average principal outstanding during these two periods.  A prepayment bonus of $23,840 on the partial settlement of our convertible promissory notes during the three months ended June 30, 2014, for which there was no comparable transaction during the three months ended June 30, 2013, was the primary reason for the increase in interest paid and payable to the holders of our debt.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended June 30, 2014, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss of $47,508 on foreign currency translations; during the three months ended June 30, 2013, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain of $40,517 on foreign currency translations.

Net loss: We incurred a loss of $621,521 (rounded to $0.00 per share) for the three months ended June 30, 2014, compared to a loss of $815,915 (rounded to $0.00 per share) for the three months ended June 30, 2013.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenue: We had no revenue during the six months ended June 30, 2014, nor during the six months ended June 30, 2013.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2014, we incurred a total of $235,512, as compared to $481,327 during the six months ended June 30, 2013.  There was an overall decrease in selling, general and administrative expenses of $245,815 (51%) during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

The decrease in selling, general and administrative expense occurred primarily as a result of a reduction in investor relations consultant fees incurred during the period ended June 30, 2014 as compared to the period ended June 30, 2013.  The majority of the investor relations consulting fees expensed during the six months ended June 30, 2013 were incurred pursuant to a contract which was terminated in December 2013.  Additionally, we issued 1,000,000 shares of our common stock, with a fair value of $31,500, as a bonus to a consultant during the six months ended June 30, 2013, for which there was no comparable transaction during the six months ended June 30, 2014.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2014, we incurred a total of $117,273, as compared to $30,627 during the six months ended June 30, 2013, on research and development activities. There was an overall increase in research and development expenses of $86,646 (283%) during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

During the first 4.5 months of the six month period ended June 30, 2013, we did not conduct any development activity, while we evaluated the development options required to position our software competitively given the recent changes in the way in which non-mobile and mobile applications interface.  During this time we identified the methodology and skill set required to enable development of the next version of our software server component to support web applications, and to enable the next version of the client component of our software to function on each of the four major mobile operating systems.  We determined that we would need to engage additional consultants in order to have the breadth of skill sets required for this next level of our software development, and we succeeded in engaging a qualified consulting development team in mid-May 2013.

During the three months ended June 30, 2014, the primary focus of our development activity was the debugging of our ValidianProtect application pursuant to feedback received from our channel partners, based on their use of our trial version during Q4 2013 and Q1 2014; and the creation of a prototype to enable testing of our software on mobile applications.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2014 and during the six months ended June 30, 2013 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the six months ended June 30, 2014, we incurred $580,022 in interest and financing costs, a decrease of $176,476 (23%) from the $756,498 in interest and financing costs incurred during the six months ended June 30, 2013.

The $580,022 in interest and financing costs we incurred during the six months ended June 30, 2014 is comprised of $384,556 of interest paid and payable to the holders of our debt; $122,226 of accretion of our 10% senior convertible notes; $66,264 of accretion of our convertible promissory notes; and $6,976 of amortized deferred finance fees relating to the convertible promissory notes.  The $756,498 in interest and financing costs we incurred during the six months ended June 30, 2013 is comprised of $358,191 of interest paid and payable to the holders of our debt; $345,441 of accretion of our 10% senior convertible notes; $48,359 of accretion of our convertible promissory notes; and $4,507 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2013; a significant portion of these notes remain in default as at June 30, 2014.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the six months ended June 30, 2014, and for the six months ended June 30, 2013 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the six months ended June 30, 2014 was less than the fair value of equity components relating to similar notes issued during the six months ended June 30, 2013, which resulted in a decrease of $223,215 (65%) in accretion related to this class of notes.

Accretion of our convertible promissory notes increased by $17,905 (37%) as a result of a net increase of $146,500 (225%) in the principal outstanding on these notes at June 30, 2014 as compared to June 30, 2013, and the related increase in the fair value of the beneficial conversion options being accreted.

Interest paid and payable to the holders of our debt increased by $26,365 (7%).  Although there was a net decrease of $270,384 (4%) in principal outstanding on our interest-bearing debt during the period from June 30, 2013 to June 30, 2014, there was a slight increase in the average principal outstanding during these two periods.  A prepayment bonus of $23,840 on the partial settlement of our convertible promissory notes during the six months ended June 30, 2014, for which there was no comparable transaction during the six months ended June 30, 2013, was the primary reason for the increase in interest paid and payable to the holders of our debt.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the six months ended June 30, 2014 the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss of $7,274 on foreign currency translations.  During the six months ended June 30, 2013, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain of $69,237 on foreign currency translations.

Net loss: We incurred a loss of $941,679 (rounded to $0.00 per share) for the six months ended June 30, 2014, compared to a loss of $686,336 (rounded to $0.01 per share) for the six months ended June 30, 2013.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $47,872 during the six months ended June 30, 2014, from a balance of $104,389 at December 31, 2013, to $56,517 at June 30, 2014.  Our net loss of $941,679 during the period, and resulting cash used in operations of $305,094, and the repayment of $5,100 of our promissory notes, were offset by an increase in cash resulting from the issuance of $115,322, net of repayments of $17,678, of our 10% senior convertible notes; and proceeds, net of repayments of $53,000 and issuance costs of $11,500, of $147,000, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the six months ended June 30, 2014.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2014, we had negative working capital of $11,243,619 and an accumulated deficit during the development stage of $43,622,790; for the six months then ended we had a net loss of $941,679, and negative cash flow from operations of $305,094.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2013.  A substantial amount of these notes remain unpaid as of June 30, 2014.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at June 30, 2014 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the fourth quarter of 2014, however we cannot be assured that this will be the case.  During the six months ended June 30, 2014, we engaged four new consultants.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2014, we issued $115,322, net of repayments of $17,678, of our 10% senior convertible notes; and $147,000, net of repayments of $53,000 and issuance costs of $11,500 of our convertible promissory notes, which generated cash to fund operations.  During this period, we also issued 12,000,000 shares of our common stock in settlement of $355,667 of our 10% senior convertible notes, plus $4,333 in accrued interest thereon; and 2,508,060 shares of our common stock in settlement of $53,000 of our convertible promissory notes plus $2,120 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 3,000,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes to these risk factors during the six months ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2013.  A significant amount of these notes remained unpaid as of June 30, 2014, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  August 19, 2014

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  August 19, 2014