Form 10-Q
period 2015-03-31
VALIDIAN CORP
filed 2015-05-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: June 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2015, 334,539,643 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$ 137,799	$ 97,403
Value added taxes recoverable	45,825	34,955
Prepaid expenses	245,533	55,000
Total Current assets	429,157	187,358
Property and equipment, net of accumulated depreciation of $33,884
(December 31, 2014 - $33,743)	706	847

Total assets	$ 429,863	$ 188,205
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 3,730,614	$ 3,979,699
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 8)	321,876	306,564
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	46,250	46,250
10% Senior convertible notes (notes 3, 8)	6,346,155	6,182,441
10% Senior convertible notes payable to related parties (notes 3, 8)	616,320	623,445
Convertible promissory notes (note 4)	9,580	12,285
Total current liabilities	11,390,795	11,470,684

Total liabilities	11,390,795	11,470,684

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2015 and at December 31, 2014)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 332,572,976 and 308,915,682 shares at March 31, 2015 and December 31, 2014, respectively.)	332,573	308,916
Additional paid in capital	34,701,691	33,433,153
Deficit	(45,945,458)	(44,974,810)
Treasury stock (7,000 shares at March 31, 2015 and December 31, 2014, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(10,960,932)	(11,282,479)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 429,863	$ 188,205

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three months ended March 31, 2015 and 2014 (In United States dollars)

	Three Months Ended
	March 31,
	2015	2014
Expenses:
Selling, general and administrative	$ 122,168	$ 91,025
Research and development	68,563	39,083
Depreciation of property and equipment	141	799
	190,872	130,907

Loss before the undernoted	(190,872)	(130,907)

Other income (expenses):
Interest and financing costs (notes 6 and 8)	(873,634)	(229,485)
Foreign exchange gain (loss)	93,858	40,234
	(779,776)	(189,251)

Net loss	$(970,648)	$(320,158)

Loss per common share – basic and diluted (note 7)	$(0. 00)	$(0. 00)

Weighted average number of common shares outstanding during period	321,408,754	252,507,348

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the three months ended March 31, 2015 and 2014 (In United States dollars)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (970,648)	$ (320,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	141	799
Stock-based compensation	38,967	23,334
Non-cash interest and financing expense	826,764	216,664
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(10,870)	1,816
Prepaid expenses	(5,000)	--
Accounts payable and accrued liabilities	(118,140)	(63,610)
Net cash used in operating activities	(238,776)	(141,155)
Cash flows from investing activities:
Net cash used in investing activities	--	--
Cash flows from financing activities:
Issuance of 10% senior convertible notes	495,000	23,000
Issuance of convertible promissory notes	107,000	116,000
Debt issuance costs	(7,000)	(6,000)
Repayment of promissory notes	--	(1,500)
Repayment of 10% senior convertible notes	(219,828)	(17,178)
Repayment of convertible promissory notes	(96,000)	--
Net cash provided by financing activities	279,172	114,322

Net increase (decrease) in cash and cash equivalents	40,936	(26,833)
Cash and cash equivalents:
Beginning of period	97,403	104,389
End of period	$ 137,799	$ 77,556

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2015.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2014.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $10,961,638, and stockholders’ deficiency of $10,960,932 as at March 31, 2015, and has incurred a loss of $970,648 and negative cash flow from operations of $238,776 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2014.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2015, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $720,000 for the year ending December 31, 2015, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2015 and December 31, 2014:

	Three months	Year ended
	ended March 31, 2015	December 31, 2014
(unaudited)
Balance beginning of period	$ 46,250	$ 57,339

Principal repaid	--	(11,089)

	$ 46,250	$ 46,250

Included in interest and financing costs for the three months ended March 31, 2015 is $1,368 (2014: $1,669) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three months ended March 31, 2015 was $nil (2014:  $218).

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2015 and December 31, 2014:

	Three months	Year
	Ended	Ended
	March 31, 2015	December 31, 2014
	(unaudited)
Balance beginning of period	$ 6,805,886	$ 7,224,995

Note proceeds on issuance	783,307	302,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(1,486)	(907)
Allocated to additional paid-in capital	(56,006)	(35,865)
	(57,492)	(36,772)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(443,852)	(190,144)
Proceeds allocated to 10% senior convertible notes on issuance	281,963	75,584

Accretion recorded as a charge to interest and financing costs	501,344	226,916
Principal repaid in cash	(219,828)	(26,178)
Principal converted in accordance with the terms of the notes	(150,000)	(695,431)
Principal repaid through the issuance of new 10% senior convertible
notes	(256,890)	--

	6,962,475	6,805,886
Payable to related parties (note 11)	(616,320)	(623,445)
	$ 6,346,155	$ 6,182,441

During the three months ended March 31, 2015, the Company issued an aggregate of $783,307 of its 10% senior convertible notes.  $495,000 of the notes were issued for cash; $288,307 were issued in settlement of $256,890 of previously issued 10% senior convertible notes and $31,417 in principal thereon.  The Company settled an aggregate of $626,718 in principal and $285,649 in accrued interest thereon.   $219,828 in principal was repaid in cash; $256,890 in principal, plus $31,417 in accrued interest thereon was settled through issuance of new 10% senior convertible notes; holders of the notes exercise the conversion feature and converted $150,000 in principal, plus $200,000 in accrued interest into 11,666,669 common shares of the Company; and $54,230 in accrued interest on the notes was settled through the issuance of 1,807,685 of the Company’s common shares .

Under the terms of the notes issued during the three months ended March 31, 2015, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $638,307 of the notes are payable on demand; $145,000 of the notes mature on December 31, 2015.

Notwithstanding the stated maturity date, all of the notes issued during the three months ended March 31, 2015 are payable on demand, pursuant to the default provisions of the notes, as described below.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the three months ended March 31, 2015 were granted 1,485,500 common shares of the Company upon issuance of the notes; $57,492, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was in-the-money.  $443,852, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2014.  At March 31, 2015, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2015, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2015:

Note	Conversion
Principal	Rate
$ 5,950,968	$0.03
511,507	0.038
500,000	0.10
$ 6,962,475

At March 31, 2015, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $4,127,450 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended March 31, 2015 is $169,814 (2014:  $174,267) in coupon rate interest accrued on the 10% senior convertible notes, and $501,344 (2014: $23,000) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At March 31, 2015, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $7,610,603, which is $648,128 greater than the principal outstanding on that date.

4.  Convertible promissory notes

During the three months ended March 31, 2015, the Company issued $107,000 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$53,500 of the notes issued during the three months ended March 31, 2015 mature on October 12, 2015, and may be prepaid during the period from issuance to April 9, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 9, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

4.  Convertible promissory notes (continued)

$53,500 of the notes of the notes issued during the three months ended March 31, 2015 mature on December 4, 2015, and may be prepaid during the period from issuance to August 28, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 28, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

Also during the three months ended March 31, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $53,000 of note principal, plus $2,120 of accrued interest thereon, into 2,697,440 shares of the Company’s common stock.

The Company exercised the prepayment option of the notes during the three months ended March 31, 2015, and settled in cash $96,000 of the notes plus $46,860 of accrued interest and bonus interest thereon.

$76,000 of the convertible promissory notes payable at March 31, 2015 were issued during 2014.  $38,000 of these notes had a maturity date of July 24, 2015, and were prepaid the Company on April 8, 2015 in accordance with the prepayment terms of the notes.  The remaining 38,000 mature on August 28, 2015.  These notes can be converted by the holder, using a conversion rate calculated as the average of the lowest three trading prices during the ten trading days immediately preceding a conversion, discounted by 49%, and had an interest rate of 8% until the date of maturity, or until an event of default.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at March 31, 2015 was 12,742,329, which represents less than 3.5% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at March 31, 2015 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three months ended March 31, 2015, accretion of $144,420 (2014:  $24,144) was included in interest and financing costs.

Also included in interest and financing costs for the three months ended March 31, 2015 is $47,811 (2014:  $2,851), relating to accrued coupon-rate interest on the convertible promissory notes; and $8,875 (2014:  $3,554), relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At March 31, 2015, the fair value of the stock issuable to fully convert the convertible promissory note principal was $438,336, which exceeded the principal amount outstanding on that date by $251,653.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2015, the Company issued an aggregate of 6,000,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.  $224,500, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital; $22,467 was charged to expense during the period; $202,033 was allocated to prepaid expense, and will be charged to expense over the remaining service period.

During the three months ended March 31, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $150,000 of note principal and $200,000 of accrued interest thereon, into 11,666,669 shares of the Company’s common stock.

During the three months ended March 31, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $53,000 of note principal and $2,120 in accrued interest thereon, into 2,697,440 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2015, the Company issued 1,485,000 shares of its common stock, with a relative fair value of $57,487, to the holders of the notes.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Selling, general and administrative	$ 38,967	$ 23,334
Total stock-based compensation included in expenses	$ 38,967	$ 23,334

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes and convertible promissory notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

7.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2015, and during the three months ended March 31, 2014, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	216,826,310	222,471,024
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	12,742,329	10,184,820
Stock options	--	--
	229,568,639	232,655,844

8.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $568,762 (December 31, 2014 – $575,887) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2014 – $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

$321,876 (December 31, 2014 – $306,564) in accrued interest charges relating to the 10% senior convertible notes and promissory notes is included in accrued liabilities at March 31, 2015.  $15,312 (2014:  $15,759) is included in interest and financing costs for the three months ended March 31, 2015.

9.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2015, nor during the three months ended March 31, 2014.  Interest paid in cash during the three months ended March 31, 2015 was $46,860 (2014:  $12,822).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2015 and 2014:

	2015	2014

Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	$ 350,000	$ 100,000
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	55,120	55,120
Issuance of the Company’s common stock as compensation to consultants	224,500	70,000
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	288,308	--
Issuance of the Company’s common stock in settlement of accrued interest
on the 10% senior convertible notes	54,231	--
	$ 972,159	$ 225,120

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2015

 (In United States dollars)

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended March 31, 2015, under conditions substantially identical to those existing at March 31, 2015.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

On April 16, 2015, the Corporation paid $56,570 in settlement of a convertible promissory note.

On April 23, 2015, the Corporation issued an aggregate of 300,000 shares as consideration for consulting services rendered and to be rendered.

On May 8, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $3,500 in principal and $46,500 in accrued interest, in exchange for 1,666,667 shares of the Corporation’s common stock.

On May 12, 2015 the Corporation issued an aggregate of 6,500,000 options, with an exercise price of $0.04 per share expiring May 12, 2020.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2013 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2015 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue: We had no revenue during the three months ended March 31, 2015, nor during the three months ended March 31, 2014.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2015, we incurred a total of $122,168, as compared to $91,025 during the three months ended March 31, 2014.  There was an overall increase in selling, general and administrative expenses of $31,143 (34.2%) during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The increase in selling, general and administrative expense occurred primarily as a result of an increase in regulatory fees, and an increase in stock-based investor relations consultant fees incurred during the period ended March 31, 2015 as compared to the period ended March 31, 2014.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2015, we incurred a total of $68,563, as compared to $39,083 during the three months ended March 31, 2014 on research and development activities. There was an overall increase in research and development expenses of $29,480 (75%) during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

During the three months ended March 31, 2015, the primary focus of our development activity was to increase the number of encryption algorithms working on our mobile client component from 8 to 26; the development of three individual modules integrated with our technology for transferring data by instant messaging, by data transfers and by file transfers, which could be integrated by software developers into their mobile applications; and supporting certain channel partners in their integration of our technology into their mobile and non-mobile applications.

During the three months ended March 31, 2014, the primary focus of our development activity was the creation of a prototype to enable testing of our software on mobile applications, which entailed fewer resources than the research and development activities undertaken during the three months ended March 31, 2015.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2015 and during the three months ended March 31, 2014 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended March 31, 2015, we incurred $873,634 in interest and financing costs, an increase of $644,149 (281%) from the $229,485 in interest and financing costs incurred during the three months ended March 31, 2014.

The $873,634 in interest and financing costs we incurred during the three months ended March 31, 2015 is comprised of $218,995 of interest paid and payable to the holders of our debt; $501,344 of accretion of our 10% senior convertible notes; $144,420 of accretion of our convertible promissory notes; and $8,875 of amortized deferred finance fees relating to the convertible promissory notes.  The $229,485 in interest and financing costs we incurred during the three months ended March 31, 2014 is comprised of $178,787 of interest paid and payable to the holders of our debt; $23,000 of accretion of our 10% senior convertible notes; $24,144 of accretion of our convertible promissory notes; and $3,554 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2014; a significant portion of these notes remain in default as at March 31, 2015.  In accordance with the default provision of the 10% senior convertible notes, and certain of the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended March 31, 2015, and for the three months ended March 31, 2014 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended March 31, 2015 was greater than the fair value of equity components relating to similar notes issued during the three months ended March 31, 2014, which resulted in an increase of $478,344 (2,079%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes increased by $120,276 (498%) primarily as a result of the settlement of $149,000 of these notes through conversion and prepayment, which resulted in an acceleration of the accretion which would otherwise occur over a longer time period.

Interest paid and payable to the holders of our debt increased by $40,208 (22%), as a result of a net increase of $177,714 in principal outstanding on our interest-bearing debt during the period from March 31, 2014 to March 31, 2015.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities, and obligations under our promissory notes, denominated in Canadian dollars.  During the three months ended March 31, 2015, and during the three months ended March 31, 2014, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $93,858 and $40,234, respectively.

Net loss: We incurred a loss of $970,648 (rounded to $0.00 per share) for the three months ended March 31, 2015, compared to a loss of $320,158 (rounded to $0.00 per share) for the three months ended March 31, 2014.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $40,936 during the three months ended March 31, 2015, from a balance of $97,403 at December 31, 2014, to $137,799 at March 31, 2015.  The increase in cash resulting from the issuance of $275,172, net of repayments of $219,828, of our 10% senior convertible notes; and proceeds, net of issuance costs and repayments, of $4,000, on the issuance of convertible promissory notes, were partially offset by our net loss of $970,648 during the period, and resulting cash used in operations of $238,776.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2015.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2015, we had negative working capital of $10,961,638 and an accumulated deficit of $45,945,458; for the three months then ended we had a net loss of $970,648, and negative cash flow from operations of $238,776.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2014.  A substantial amount of these notes remain unpaid as of March 31, 2015.  All of the 10% senior convertible notes, as well as $36,250 of the promissory notes were in default at March 31, 2015 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2015, however we cannot be assured that this will be the case.  During the three months ended March 31, 2015, we entered into contracts with three new consultants.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2015, we issued $275,172, net of repayments, of our 10% senior convertible notes, and $4,000 in convertible promissory notes, net of finance fees and repayments, which generated cash to fund operations.  During this period, we also issued an aggregate of 13,474,354 shares of our common stock in settlement of $150,000 of our 10% senior convertible notes, plus $254,231 in accrued interest thereon; and 2,697,440 shares of our common stock in settlement of $53,000 of our convertible promissory notes plus $2,120 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 6,000,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2014, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2014 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2014, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2014:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes to these risk factors during the three months ended March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2014.  A significant amount of these notes remained unpaid as of March 31, 2015, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  May 20, 2015

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 20, 2015