Form 10-Q
period 2015-09-30
VALIDIAN CORP
filed 2015-11-23
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 16, 2015, 378,753,664 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$ 37,135	$ 97,403
Value added taxes recoverable	50,464	34,955
Prepaid expenses	116,283	55,000
Total Current assets	203,882	187,358
Property and equipment, net of accumulated depreciation of $34,166
(December 31, 2014 - $33,743)	424	847

Total assets	$ 204,306	$ 188,205
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 3,472,901	$ 3,979,699
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 8)	352,291	306,564
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	36,250	46,250
10% Senior convertible notes (notes 3, 8)	6,192,634	6,182,441
10% Senior convertible notes payable to related parties (notes 3, 8)	585,578	623,445
Convertible promissory notes (note 4)	17,783	12,285
Total current liabilities	10,977,437	11,470,684

Total liabilities	10,977,437	11,470,684

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at September 30, 2015 and at December 31, 2014)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 372,241,997 and 308,915,682 shares at September 30, 2015 and December 31, 2014, respectively.)	372,242	308,916
Additional paid in capital	36,341,515	33,433,153
Deficit	(47,437,150)	(44,974,810)
Treasury stock (7,000 shares at September 30, 2015 and December 31, 2014, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(10,773,131)	(11,282,479)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 204,306	$ 188,205

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three and nine months ended September 30, 2015 and 2014 (In United States dollars)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Expenses:
Selling, general and administrative	$ 169,239	$ 238,316	$ 562,779	$ 473,827
Research and development	138,362	53,854	411,109	171,127
Depreciation of property and equipment	141	768	423	2,367
	307,742	292,938	974,311	647,321

Loss before the undernoted	(307,742)	(292,938)	(974,311)	(647,321)

Other income (expenses):
Interest and financing costs (notes 6 and 8)	(479,128)	(330,981)	(1,648,151)	(911,003)
Foreign exchange gain (loss)	92,182	59,399	160,122	52,125
	(386,946)	(271,582)	(1,488,029)	(858,878)

Net loss	$(694,688)	$(564,520)	$(2,462,340)	$(1,506,199)

Loss per common share – basic and diluted (note 7)	$(0. 00)	$(0. 00)	$(0. 01)	$(0. 01)

Weighted average number of common shares outstanding during period	365,514,690	275,427,316	342,937,214	264,002,756

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the nine months ended September 30, 2015 and 2014 (In United States dollars)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (2,462,340)	$ (1,506,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	423	2,367
Stock-based compensation	420,011	258,309
Non-cash interest and financing expense	1,540,631	859,932
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(15,508)	(21,733)
Prepaid expenses	(5,000)	(5,000)
Accounts payable and accrued liabilities	(135,394)	(22,602)
Net cash used in operating activities	(657,177)	(434,926)
Cash flows from investing activities:
Net cash used in investing activities	--	--
Cash flows from financing activities:
Issuance of 10% senior convertible notes	750,000	189,000
Issuance of convertible promissory notes	321,500	307,000
Debt issuance costs	(21,500)	(17,000)
Repayment of promissory notes	(10,000)	(8,171)
Repayment of 10% senior convertible notes	(255,591)	(17,678)
Repayment of convertible promissory notes	(187,500)	(53,000)
Net cash provided by financing activities	596,909	400,151

Net increase (decrease) in cash and cash equivalents	(60,268)	(34,775)
Cash and cash equivalents:
Beginning of period	97,403	104,389
End of period	$ 37,135	$ 69,614

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2015.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2014.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $10,773,555, and stockholders’ deficiency of $10,773,131 as at September 30, 2015, and has incurred a loss of $2,462,340 and negative cash flow from operations of $657,177 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2014.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at September 30, 2015, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,285,000 for the year ending December 31, 2015, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2015 and December 31, 2014:

	Nine months	Year ended
	ended September 30, 2015	December 31, 2014
(unaudited)
Balance beginning of period	$ 46,250	$ 57,339

Principal repaid	(10,000)	(11,089)

	$ 36,250	$ 46,250

Included in interest and financing costs for the three and nine months ended September 30, 2015 is $1,344 (2014: $1,580) and $4,096 (2014: $4,905), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2015 was $5,100 (2014:  $1,350) and $5,100 (2014: $2,277), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2015 and December 31, 2014:

	Nine months	Year
	Ended	Ended
	September 30, 2015	December 31, 2014
	(unaudited)
Balance beginning of period	$ 6,805,886	$ 7,224,995

Note proceeds on issuance	1,038,307	302,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(2,251)	(907)
Allocated to additional paid-in capital	(85,378)	(35,865)
	(87,629)	(36,772)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(599,218)	(190,144)
Proceeds allocated to 10% senior convertible notes on issuance	351,460	75,584

Accretion recorded as a charge to interest and financing costs	686,847	226,916
Principal repaid in cash	(255,591)	(26,178)
Principal converted in accordance with the terms of the notes	(553,500)	(695,431)
Principal repaid through the issuance of new 10% senior convertible
notes	(256,890)	--

	6,778,212	6,805,886
Payable to related parties (note 11)	(585,578)	(623,445)
	$ 6,192,634	$ 6,182,441

During the nine months ended September 30, 2015, the Company issued an aggregate of $1,038,307 of its 10% senior convertible notes.  $750,000 of the notes were issued for cash; $288,307 were issued in settlement of $256,890 of previously issued 10% senior convertible notes and $31,417 in accrued interest thereon.  The Company settled an aggregate of $1,065,981 in principal and $838,544 in accrued interest thereon.   $255,591 in principal was repaid in cash; $256,890 in principal, plus $31,417 in accrued interest thereon was settled through issuance of new 10% senior convertible notes; holders of the notes exercise the conversion feature and converted $553,500 in principal, plus $742,116 in accrued interest into 43,187,213 common shares of the Company; and $54,230 in accrued interest on the notes was settled through the issuance of 1,807,685 of the Company’s common shares .

Under the terms of the notes issued during the nine months ended September 30, 2015, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $883,307 of the notes are payable on demand; $145,000 of the notes mature on December 31, 2015, and $10,000 of the notes mature on December 31, 2016.

Notwithstanding the stated maturity date, all of the notes issued during the nine months ended September 30, 2015 are payable on demand, pursuant to the default provisions of the notes, as described below.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

3.  10% Senior convertible notes (continued)

Holders of the notes issued during the nine months ended September 30, 2015 were granted 2,250,500 common shares of the Company upon issuance of the notes; $87,629, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was in-the-money.  $599,218, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2014.  At September 30, 2015, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2015, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at September 30, 2015:

Note	Conversion
Principal	Rate
$ 5,766,705	$0.03
511,507	0.038
500,000	0.10
$ 6,778,212

At September 30, 2015, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,943,187 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three and nine months ended September 30, 2015 is $172,895 (2014:  $175,595) and $514,333 ($2014:  $526,220), respectively, in coupon rate interest accrued on the 10% senior convertible notes, and $151,459 (2014: $30,689) and $686,847 (2014: $152,915), respectively, in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At September 30, 2015, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $8,427,369, which is $1,649,157 greater than the principal outstanding on that date.

4.  Convertible promissory notes

During the nine months ended September 30, 2015, the Company issued $321,500 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$53,500 of the notes issued during the nine months ended September 30, 2015 mature on October 12, 2015, and could be prepaid during the period from issuance to July 7, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at July 7, 2015, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

4.  Convertible promissory notes (continued)

$53,500 of the notes of the notes issued during the nine months ended September 30, 2015 mature on December 4, 2015, and could be prepaid during the period from issuance to August 28, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at August 28, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$53,500 of the notes of the notes issued during the nine months ended September 30, 2015 mature on December 31, 2015, and could be prepaid during the period from issuance to September 23, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 23, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $53,500, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$43,000 of the notes of the notes issued during the nine months ended September 30, 2015 mature on March 9, 2016, and may be prepaid during the period from issuance to November 30, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at November 30, 2015 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $35,584, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$64,000 of the notes issued during the nine months ended September 30, 2015 mature on April 27, 2016, and may be prepaid during the period from issuance to January 19, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at January 19, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $58,341, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

$54,000 of the notes issued during the nine months ended September 30, 2015 mature on June 4, 2016, and may be prepaid during the period from issuance to February 28, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 28, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.  $54,000, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital.

During the nine months ended September 30, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $144,500 of note principal, plus $5,775 of accrued interest thereon, into 8,780,917 shares of the Company’s common stock.

The Company exercised the prepayment option of the notes during the nine months ended September 30, 2015, and settled in cash $187,500 of the notes plus $91,642 of accrued interest and bonus interest thereon.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at September 30, 2015 was 13,915,064, which represents less than 5% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at September 30, 2015 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense, using the effective interest rate method.  During the three and nine months ended September 30, 2015, accretion of $118,121 (2014:  $112,804) and $323,978 (2014:  $179,068), respectively, was included in interest and financing costs.

Also included in interest and financing costs for the three and nine months ended September 30, 2015 is $28,193 (2014:  $4,220) and $96,952 (2014:  $34,826), respectively, relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $7,116 (2014:  $6,093) and $21,945 (2014:  $13,069), respectively, relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes.

At September 30, 2015, the fair value of the stock issuable to fully convert the convertible promissory note principal was $545,443, which exceeded the principal amount outstanding on that date by $330,943.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2015, the Company issued an aggregate of 7,300,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.  $268,500, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital; $162,718 was charged to expense during the period; $105,783 was allocated to prepaid expense, and will be charged to expense over the remaining service period.

During the nine months ended September 30, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $553,500 of note principal and $742,116 of accrued interest thereon, into 43,187,213 shares of the Company’s common stock.

During the nine months ended September 30, 2015, the Company settled $54,230 in accrued interest on the 10% senior convertible notes through the issuance of 1,807,685 of the Company’s common shares

During the nine months ended September 30, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $144,500of note principal and $5,775 in accrued interest thereon, into 8,780,917 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

5.  Stockholders’ deficiency (continued)

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2015, the Company issued 2,250,500 shares of its common stock, with a relative fair value of $87,629, to the holders of the notes.

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

(c)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Selling, general and administrative	$ 89,558	$ 160,357	$ 324,106	$ 258,309
Research and development	--	--	95,905	--
Total stock-based compensation included in expenses	$ 89,558	$ 160,357	$ 420,011	$ 258,309

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2015, and during the nine months ended September 30, 2014, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	210,684,216	215,219,936
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	13,915,064	13,964,478
Stock options	6,500,000	--
	231,099,280	229,184,414

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

8.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $538,020 (December 31, 2014 – $575,887) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2014 – $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

$352,291 (December 31, 2014 – $306,564) in accrued interest charges relating to the 10% senior convertible notes is included in accrued liabilities at September 30, 2015.  $15,049 (2014:  $16,287) and $45,727 (2014 $47,804) is included in interest and financing costs for the three and nine months ended September 30, 2015, respectively.

9.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2015, nor during the nine months ended September 30, 2014.  Interest paid in cash during the nine months ended September 30, 2015 was $107,521 (2014:  $51,071).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2015 and 2014:

	2015	2014

Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	$ 1,295,616	$ 503,027
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	150,275	175,760
Issuance of the Company’s common stock as compensation to consultants	268,500	305,850
Issuance of the Company’s stock purchase options as compensation to
consultants	207,794	--
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	288,308	--
Issuance of the Company’s common stock in settlement of accrued interest
on the 10% senior convertible notes	54,231	--
	$ 2,264,724	$ 984,637

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended September 30, 2015, under conditions substantially identical to those existing at September 30, 2015.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2015

 (In United States dollars)

12.  Subsequent events

On October 5, 2015, the Corporation issued 2,000,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.

On October 8, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $50,000 in principal, in exchange for 1,666,667 shares of the Corporation’s common stock.

On October 13 and November 10, 2015, the Corporation issued an aggregate of $115,000 of its 10% senior convertible notes, for cash.  The notes are payable on demand; the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued an aggregate of 345,000 shares of its common stock to the holders pursuant to the terms of these notes.

On October 14, 2015, the Corporation exercised the prepayment option of the convertible promissory notes, and settled in cash $53,500 of the notes plus $26,186 of accrued interest and bonus interest thereon.

On October 21, 2015, the Corporation issued $54,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on July 23, 2016, and may be prepaid in full during the period from issuance to April 19, 2016, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 19, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

On November 3, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $75,000 in principal and accrued interest, in exchange for 2,500,000 shares of the Corporation’s common stock.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2014 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2015 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue: We had no revenue during the three months ended September 30, 2015, nor during the three months ended September 30, 2014.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2015, we incurred a total of $169,239, as compared to $238,316 during the three months ended September 30, 2014.  There was an overall decrease in selling, general and administrative expenses of $69,077 (29%) during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The decrease in selling, general and administrative expense occurred primarily as a result of additional stock-based consulting fees incurred during the three months ended September 30, 2014 as compared to the three months ended September 30, 2015, which were not required during the three months ended September 30 2015.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended September 30, 2015, we incurred a total of $138,362, as compared to $53,854 during the three months ended September 30, 2014 on research and development activities. There was an overall increase in research and development expenses of $84,508 (157%) during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the three months ended September 30, 2015 as compared with the three months ended September 30, 2014, due to a higher level of development activity undertaken.

During the three months ended September 30, 2015, the primary focus of our development activity was supporting the integration of Validian's technology into a customer's mobile communications application; the extension of the client component of Validian's core technology to Android 5.0 and to some additional Microsoft Windows Platforms; the addition of several different roaming configurations to Validian's core technology; and supporting the testing of Validian's core technology by certain channel partners as well as the technical review of the source code of Validian's core technology.

During the three months ended September 30, 2014, we completed development of the server component and of the mobile component of Version 3.0 of the Validian Core Technology Platform, which was a required upgrade to extend our platform to secure mobile applications on the Google Android mobile operating systems.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2015 and during the three months ended September 30, 2014 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended September 30, 2015, we incurred $479,128 in interest and financing costs, an increase of $148,147 (45%) from the $330,981 in interest and financing costs incurred during the three months ended September 30, 2014.

The $479,128 in interest and financing costs we incurred during the three months ended September 30, 2015 is comprised of $202,432 of interest paid and payable to the holders of our debt; $151,459 of accretion of our 10% senior convertible notes; $118,121 of accretion of our convertible promissory notes; and $7,116 of amortized deferred finance fees relating to the convertible promissory notes.  The $330,981 in interest and financing costs we incurred during the three months ended September 30, 2014 is comprised of $181,395 of interest paid and payable to the holders of our debt; $30,689 of accretion of our 10% senior convertible notes; $112,804 of accretion of our convertible promissory notes; and $6,093 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2014; a significant portion of these notes remain in default as at September 30, 2015.  In accordance with the default provision of the 10% senior convertible notes, and the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended September 30, 2015, and for the three months ended September 30, 2014 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the three months ended September 30, 2015 was greater than the fair value of equity components relating to similar notes issued during the three months ended September 30, 2014, which resulted in an increase of $120,770 (394%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes increased by $5,314 (5%) as a result of the equity component of this class of notes outstanding during the three months ended September 30, 2015 being higher than the equity component of these notes outstanding during the three months ended September 30, 2014..

Interest paid and payable to the holders of our debt increased by $21,037 (12%), primarily as a result of $24,075 in bonus interest on prepayment of our convertible promissory notes during the three months ended September 30, 2015, for which there was no comparable transaction during the three months ended September 30, 2014.  This payment was partially offset by a decrease in coupon interest charges due to an overall reduction of $125,492 in the principal balance of our interest-bearing debt during the period from September 30, 2014 to September 30, 2015.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended September 30, 2015, and during the three months ended September 30, 2014, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $92,182 and $59,399, respectively.

Net loss: We incurred a loss of $694,688 (rounded to $0.00 per share) for the three months ended September 30, 2015, compared to a loss of $564,520 (rounded to $0.00 per share) for the three months ended September 30, 2014.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue: We had no revenue during the nine months ended September 30, 2015, nor during the nine months ended September 30, 2014.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2015, we incurred a total of $562,779, as compared to $473,827 during the nine months ended September 30, 2014.  There was an overall increase in selling, general and administrative expenses of $88,952 (19%) during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The increase in selling, general and administrative expense occurred primarily as a result of stock options granted to consultants during the period.  $111,889, representing the fair value of options granted to consultants engaged in selling, general and administrative is included in expenses for the nine months ended September 30, 2015; there was no comparable transaction during the nine months ended September 30, 2014.  This increase was partially offset by a reduction in the value of stock-based fees paid to consultants for investor relations and related services, and in regulatory fees, during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2015, we incurred a total of $411,109, as compared to $171,127 during the nine months ended September 30, 2014 on research and development activities. There was an overall increase in research and development expenses of $239,982 (140%) during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The primary reasons for this increase are:  $95,905, representing the fair value of stock options granted to consultants engaged in our research and development, was included in expense during the nine months ended September 30, 2015; there was no comparable transaction during the nine months ended September 30, 2014; there was also an increase in cash-based consulting fees as a result of additional resources being required to complete our objectives for the period.

During the nine months ended September 30, 2015, the primary focus of our development activity was the creation of a prototype to enable testing of our software on mobile applications; and the testing and integration of Validian's core technology.

During the nine months ended September 30, 2014, the primary focus of our development activity was the debugging of our ValidianProtect application pursuant to feedback received from our channel partners, based on their prior use of our trial version.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2015 and during the nine months ended September 30, 2014 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the nine months ended September 30, 2015, we incurred $1,648,151 in interest and financing costs, an increase of $737,148 (81%) from the $911,003 in interest and financing costs incurred during the nine months ended September 30, 2014.

The $1,648,151 in interest and financing costs we incurred during the nine months ended September 30, 2015 is comprised of $615,381 of interest paid and payable to the holders of our debt; $686,847 of accretion of our 10% senior convertible notes; $323,978 of accretion of our convertible promissory notes; and $21,945 of amortized deferred finance fees relating to the convertible promissory notes.  The $911,003 in interest and financing costs we incurred during the nine months ended September 30, 2014 is comprised of $565,951 of interest paid and payable to the holders of our debt; $152,915 of accretion of our 10% senior convertible notes; $179,068 of accretion of our convertible promissory notes; and $13,069 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2014; a significant portion of these notes remain in default as at September 30, 2015.  In accordance with the default provision of the 10% senior convertible notes, and the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the nine months ended September 30, 2015, and for the nine months ended September 30, 2014 relate only to notes issued during these periods. The fair value of the equity components relating to these classes of notes issued during the nine months ended September 30, 2015 was greater than the fair value of equity components relating to similar notes issued during the nine months ended September 30, 2014, which resulted in an increase of $533,932 (349%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes increased by $144,910 (81%) primarily as a result of the settlement of $332,000 of these notes through conversion and prepayment, which resulted in an acceleration of the accretion which would otherwise occur over a longer time period.

Interest paid and payable to the holders of our debt increased by $49,430 (9%), notwithstanding a net decrease of $125,492 in principal outstanding on our interest-bearing debt during the period from September 30, 2014 to September 30, 2015, as a result of bonus interest of $84,375 paid to the holders of our 10% convertible promissory notes on prepayment of the notes.

Foreign exchange gain:  Foreign exchange gain is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the nine months ended September 30, 2015, and during the nine months ended September 30, 2014, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $160,122 and $52,125, respectively.

Net loss: We incurred a loss of $2,462,340 (rounded to $0.01 per share) for the nine months ended September 30, 2015, compared to a loss of $1,506,199 (rounded to $0.01 per share) for the nine months ended September 30, 2014.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $60,268 during the nine months ended September 30, 2015, from a balance of $97,403 at December 31, 2014, to $37,135 at September 30, 2015.  The decrease in cash resulting from our net loss of $2,462,340 during the period, and resulting cash used in operations of $657,177, as well as our repayment of $10,000 of promissory notes, were substantially offset by the issuance of $494,409, net of repayments of $255,591, of our 10% senior convertible notes; and proceeds, net of issuance costs and repayments, of $112,500, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the nine months ended September 30, 2015.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2015, we had negative working capital of $10,773,555 and an accumulated deficit of $47,437,150; for the Nine months then ended we had a net loss of $2,462,340, and negative cash flow from operations of $657,177.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2014.  A substantial amount of these notes remain unpaid as of September 30, 2015.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at September 30, 2015 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the first or second quarter of 2016, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2015, we entered into contracts with four new consultants.  During the next Nine months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2015, we issued $494,409, net of repayments, of our 10% senior convertible notes, and $112,500 in convertible promissory notes, net of finance fees and repayments, which generated cash to fund operations.  During this period, we also issued an aggregate of 44,994,898 shares of our common stock in settlement of $553,500 of our 10% senior convertible notes, plus $796,346 in accrued interest thereon; and 8,780,917 shares of our common stock in settlement of $144,500 of our convertible promissory notes plus $5,775 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.  We also issued 7,300,000 shares as compensation to consultants, which also reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes to these risk factors during the nine months ended September 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2014.  A significant amount of these notes remained unpaid as of September 30, 2015, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes, and the promissory notes will remain in default.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  November 23, 2015

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 23, 2015