Form 10-K
period 2015-12-31
VALIDIAN CORP
filed 2016-04-14
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2018
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

VALIDIAN CORPORATION

(Name of registrant as specified in its charter)

NEVADA	000-28423	58-2541997
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

6 Gurdwara Rd., Suite 205, Ottawa, Ontario, Canada	K2E 8A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  613-224-3535

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

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.032) and asked ($0.0325) price of the registrant’s Common Stock as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,796,130, based upon the average between the closing bid and asked price ($0.032250) multiplied by the 303,755,964 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 7, 2015: 405,041,496.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 1673 (11-14)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2015

PART I

4

Item 1.  Description of Business.

4

Item 1A.  Risk Factors

10

Item 2.  Description of Properties.

19

Item 3.  Legal Proceedings.

19

Item 4.  Mine Safety Disclosures

19

PART II

19

Item 5.  Market for Common Equity and Related Stockholder Matters.

19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 8.  Financial Statements.

30

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

55

Item 9A(T).  Controls and Procedures.

55

Item 9B.  Other Information.

57

PART III

58

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a)

of the Exchange Act.

58

Item 11. Executive Compensation.

59

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

60

Item 13.  Certain Relationships and Related Transactions.

62

Item 14.  Principal Accountant Fees and Services

62

PART IV

63

Item 15.  Exhibits and Financial Statement Schedules

63

SIGNATURES

64

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding the protection of digital information and application security.  Validian Protect is a software only Dynamic Cyber Security and Information Policy Management system that enables the provision, management and governance of secure storage, access and transfer of digital information with variable compression on wired, wireless, mobile or cloud networks over the Internet, and helps to protect mission-critical applications against hack attacks and unauthorized access, which often occur at the application.  ValidianProtect makes secure data exchange between applications, including distributed applications, straightforward and affordable for any organization, regardless of size and resources.  ValidianProtect facilitates security audit compliance and assurance, whether mandated by government, industry or internal policy; helps to prevent hacking and unauthorized access through application authentication and authorization; delivers confidentiality through application authentication and authorization; and prevents theft or improper access of data in storage on  and access from servers, databases, clouds, computers and mobile devices, and including in the memory on each, as well as in transit through encryption of all exchanges from inside the sending application and decryption inside the receiving application, so that unencrypted data cannot be stolen during transit or just before encryption or just after decryption.  Incorporated in the United States, Validian has offices in the United States and Canada.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties and application end points to a communication, thus offering an authentication model for secure data exchanges. It also includes an encryption function using standard algorithms that encrypts data from within an originating application and decrypts the data within the receiving application. It also enables IT managers on demand to change cyber security and information policies including encryption algorithms, keys, key life time and level of compression and to distribute these automatically, immediately and transparently to all end points without having to re-develop or re-install the software.

Our technology provides benefits, by enabling users:

*

to integrate security and transport in all communication and document exchanges through an integrated approach;

*

to develop and use existing interactive, distributed mobile, cloud, web, non-mobile and network applications (like e-commerce and m-commerce, e-banking and m-banking, e-health and m-health and e-loyalty and m-loyalty as well as mobile messaging, social media applications and network applications in software defined networks) with an integrated security model; and

*

to dynamically change and distribute to all end points encryption algorithms, keys, key life time and level of compression, without having to re-develop or re-install the software.

Based on this technology, we have developed the products described below.

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

IT departments that serve their organization with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the security of communication between applications and over distributed networks; and

*

cloud platform and cloud solution providers, independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges between their customers’ partners, suppliers and other participants.

Potential customer technology sectors include:

*

Distributed Enterprise Environments including access to and communications by and with servers, systems, databases and computers (desktops, laptops and main frames);

*

Distributed Mobile Environments, including access to and communications by and with mobile devices (smartphones, tablets and phablets);

*

Clouds, including distributed cloud services, computing and storage;

*

Software Defined Networking (SDN), which is  an approach to computer networking that allows network administrators to manage network services through abstraction of higher-level functionality, on a software-only basis, instead of the traditional way of relying on more expensive hardware;

*

the internet-of-things (iot), which is the network of physical objects—devices, vehicles, buildings and other items, which are embedded with electronics, software, sensors, and network connectivity that enables these objects to collect and exchange data

*

Supervisory Control and Data Acquisition (SCADA) for Infrastructure (e.g. power grids) via, which is a system for remote monitoring and control that operates with coded signals over communication channels using typically one communication channel per remote station).

Potential customer industrial sectors include, among others:

*

cloud and mobile platform and device providers

*

software vendors and distribution services;

*

mobile messaging and social media;

*

telecommunications and mobile service providers

*

health care providers and suppliers;

*

governments;

*

defense and military solution and service providers;

*

transportation industry;

*

manufacturers in supply management chains;

*

financial institutions and insurance companies; and

*

post-production houses, studios and production companies in the digital media industry.

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

Channel Sales

In order to penetrate the market for our products, we are attempting to engage channel partners, in order to leverage their existing and future partner and customer bases, their development and technical resources and their marketing and sales resources. These channel partners include independent software vendors (“ISVs”), application service providers (“ASPs”), value-added resellers ("VARs"), independent marketing representatives (“IMRs”), system integrators (“SIs”), and original equipment manufacturers ("OEMs").  Potential channel partners are identified based upon their ability to penetrate specific markets more easily than we can. We believe major customers also will act as partners in their sector.

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

Currently, we have agreements with channel partners in the U.S. and Canada.

Marketing Analysis

During the year ended December 31, 2015, we utilized the services of industry specialists in the cloud, mobile messaging and social media, health care, defense, public safety, banking, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

provision, management and governance of cyber security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At April 7, 2016 we had two sales representatives.

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

For more information, please see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our Products

Currently, we offer one main product, ValidianProtect, and a series of ready-built application modules that can be integrated quickly to handle the storage, access, transfer and receipt of data thereby further enabling rapid development of consistently high quality secure applications. Previous products, ShareProtect, MedicalProtect and MediaProtect, have been discontinued as we are now concentrating on supporting rapid development of mobile, cloud, local, web and network applications by our customers and by our channel partners and their customers.

ValidianProtect (previously known as “Application Security Infrastructure (ASI)”)

Our ValidianProtect is an application security middleware for authenticating applications, securing access of applications and data and securing data transport between distributed applications and Web services and dynamically managing cyber security and information policies. ValidianProtect is specifically designed to enable secure access of applications and secure storage, access and transfer of digital information on wired, wireless, mobile and cloud networks over the Internet, including secure communication between distributed applications and distributed networks. It automatically manages all critical security functions for any application, including authentication, encryption, key generation, key distribution, addressing and data transport. ValidianProtect delivers messages and files to, and only to, the target destination, and data never travels unencrypted at any time between applications.

Supplemental to our ValidianProtect product, we offer a Software Development Kit (SDK), for rapidly and simply integrating ValidianProtect with an application, as well as and pre-built application modules.

The SDK includes a complete, integrated and built-in set of control, transport and security features, which are automatically inherited by any applications linked to ValidianProtect through the SDK.  Application developers who use the Validian SDK do not have to learn and master any of the various transport and security products or mechanisms to implement security on their applications.  Our SDK establishes low-level IP addresses and ports, and implements complex security features automatically.  This provides the application with a complete communication security chain, as the Validian Protect protection initiates from within the originating application and transports data to within the destination application.  The SDK is offered free of charge to qualified developers and system integrators.

The pre-built application modules enable developers to select and to integrate rapidly certain features and capabilities into their applications and thereby save time and cost in coding these features and capabilities. These pre-built application modules or components are offered free of charge to qualified developers and system integrators and include:

*

instant messaging or texting;

*

file transfer;

*

data transfer;

*

secure storage;

*

organization of groups for presence, access, file and data transfers and communication; and

*

randomly generated PINs for two factor end user authentication.

Competition

Our ValidianProtect product competes primarily with the products described below, which primarily fit into the category of crypto protocols.

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

This exchange mechanism has been extended to protect more applications but we believe that its implementation on a large scale for distributed environments proves difficult and costly. Furthermore, PKI does not authenticate applications and takes a significant period of time to integrate.

SSL & TLS

Secure Socket Layer (SSL) is a browser level protection offered by a wide range of suppliers and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is an industry standard widely used across a large number of platforms and systems. TLS (Transpost Layer Security) is an extension of SSL. However, we believe that both SSL and TLS rely on a rather weak authentication model, do no authenticate applications, have a number of security gaps and take a significant period of time to integrate.

PGP

Pretty Good Privacy (PGP) is a data encryption and decryption protocol. PGP combines symmetric-key encryption and public-key encryption. The message is encrypted using a symmetric encryption algorithm, which requires a symmetric key. Each symmetric key is used only once and is also called a session key.

The message and its session key are sent to the receiver. The session key must be sent to the receiver so they know how to decrypt the message, but to protect it during transmission, it is encrypted with the receiver's public key. Only the private key belonging to the receiver can decrypt the session key.

Overall, we believe that each of the above have security gaps, including that none of them authenticate applications, all take a significant period of time to integrate, and that all were invented before the smartphone and related mobile communications were invented in 2007 and the subsequent development of cloud computing, services and storage, so they are not well suited for securing mobile or cloud applications, solutions and communications.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2015	2014
$607,780	$313,975

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

Employees

As at April 7, 2016, we had 7 employees and contractual personnel, including one executive officer, two sales and marketing staff, three in research and development and one in administration.  Six are located in

Ottawa, Canada, and one is located in Memphis, TN.  We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $3,253,648 and negative cash flow from operations of $811,029 during the year ended December 31, 2015.  During the year ended December 31, 2014, we incurred a net loss of $2,315,003 and negative cash flow from operations of $615,719.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

As of April 7, 2016, we have 7,500,000 outstanding options or warrants to purchase shares of our common stock.

We have two existing stock option plans, one of which had 412,302 shares remaining for issuance as of April 7, 2016, the second of which had 2,087,698 shares remaining for issuance as of April 7, 2015.  Future options issued under these plans may have dilutive effects.

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

As of April 7, 2016, we had outstanding 405,041,496 shares of our common stock, of which approximately 72,972,682 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of April 7, 2016, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 10.7% of the outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Certain of our 10% senior convertible notes are secured by a general assignment of all of the assets of the Company, and also provide collateral to the note holder.  The security agreements further provide that in the event of a default, the secured party would have the right to take possession of the collateral and operate the Company.  As of April 7, 2016, all of the 10% senior convertible notes are in default.  If the secured parties were to choose to exercise their rights in accordance with the security agreements, we could lose ownership and or control over our assets, which could have a negative effect on our business operations and the trading price of our common stock.

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

Not applicable.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2014
January 1 to March 31	0.0849	0.039
April 1 to June 30	0.06	0.0303
July 1 to September 30	0.0488	0.0242
October 1 to December 31	0.0598	0.029
2015
January 1 to March 31	0.0525	0.0314
April 1 to June 30	0.04	0.0268
July 1 to September 30	0.0691	0.023
October 1 to December 31	0.04	0.026
2016
January 1 to March 31	0.034	0.02

On March 31, 2016, the closing price of our common stock was $0.029 per share.

(b)

Holders -- There were approximately 235 holders of record of our common stock as of April 7, 2016, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of April 7, 2016 was 405,041,496 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2015, we issued the following:

*

An aggregate of 6,166,667 shares of our common stock to accredited investors on October 5, December 4 and December 7, 2015 pursuant to the terms of three advisory agreements, as payment for services;

*

An aggregate of 6,165,611 shares of our common stock to an accredited investor pursuant to the conversions on various dates between October 8 and December 7, 2015 of $149,097 in principal amount and $35,871 of accrued interest on our 10% senior convertible notes issued on August 26, 2011 and December 31, 2011 at an effective conversion rate of $0.03 per share;

*

2,618,791 shares of our common stock to an accredited investor pursuant to the conversions on December 7 and 8 of $43,000 in principal amount and $1,720 in accrued interest on our convertible promissory notes;

During the period from January 1 to April 7, 2016, we issued the following:

*

An aggregate of 180,000 shares of our common stock to accredited investors pursuant to the 10% senior convertible notes at issuance on January 22 and 26, 2016;

*

An aggregate of 9,000,000 shares of our common stock to accredited investors during January and February 2016 pursuant to the terms of three advisory agreements, as consideration for services rendered and to be rendered;

*

An aggregate of 8,223,430 shares of our common stock to accredited investors pursuant to conversions on February 1, and March 7, 2016 of an aggregate of $122,720 in principal amount plus accrued interest on our convertible promissory notes;

*

100,000 shares of our common stock to an accredited investor on February 8, 2016, in settlement of $3,000 in accounts payable.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2015 and 2014 and with respect to the consolidated balance sheets as at December 31, 2015 and 2014, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2015	2014
Operations Data
Selling, general and administrative	$ 825,058	$ 739,680
Research and development	607,780	313,975
Depreciation of property and equipment	847	2,508
Other expenses, net	1,819,963	1,258,840
Net loss	$ 3,253.648	$ 2,315,003

	Year Ended December 31
	2015	2014
Cash Flows Data
Net cash used in operating activities	$ (811,029)	$ (615,719)
Net cash used in investing activities	--	--
Net cash provided by financing activities	752,084	608,733
Effects of exchange rates on cash and cash equivalents	--	--
Net increase (decrease) in cash and cash equivalents	$ (58,945)	$ (6,986)

	December 31
Balance Sheet Data	2015	2014
Cash	$ 38,458	$ 97,403
Total current assets	299,794	187,358
Property and equipment (net)	--	847
Total assets	299,794	188,205
Total current liabilities	11,166,071	11,470,684
Stockholders’ deficiency	$ (10,866,277)	$ (11,282,479)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2015 and December 31, 2014. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2015 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2015.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2015 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2016.  Our major initiatives through December 31, 2016 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $400,000 on our marketing efforts during the year ending December 31, 2016.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $90,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2016.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2016 are expected to total $490,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2016.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2016 will be $600,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $260,000 on general and administrative activities during the year ending December 31, 2016.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,360,000 for all expenses during the year ending December 31, 2016, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014

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

We did not make any commercial sales during the year ended December 31, 2015.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2015 we incurred a total of $825,058, as compared to $739,680, during the year ended December 31, 2014.  There was an overall increase in selling, general and administrative expenses of $85,378 (12%).

The increase in selling, general and administrative expenses occurred primarily as a result of the grant of stock purchase options, with a fair value at issuance of $147,848, to sales, marketing and administrative consultants, for which there was no comparable transaction during 2014.  There were also higher costs for marketing research, as we sought to develop appropriate strategies for introducing our products to the marketplace.  These increases were partially offset by a reduction in stock-based remuneration for investor relation consultants.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2015, we spent $607,780 developing our software applications, compared to $313,975 during the year ended December 31, 2014.  There was an overall increase in research and development expenses of $293,805 (94%).

During the first quarter of the year ended December 31, 2015, the primary focus of our development activity was to increase the number of encryption algorithms working on our mobile client component from 8 to 26; the development of three individual modules integrated with our technology for transferring data by instant messaging, by data transfers and by file transfers, which could be integrated by software developers into their mobile applications; and supporting certain channel partners in their integration of our technology into their mobile and non-mobile applications.

During the second quarter of the year ended December 31, 2015, the primary focus of our development activity was the creation of a prototype to enable testing of our software on mobile applications.

During the third quarter of the year ended December 31, 2015, the primary focus of our development activity was the creation of a prototype to enable testing of our software on mobile applications; and the testing and integration of Validian's core technology.

During the fourth quarter of the year ended December 31, 2015, the primary focus of our development activity was adding the ability and support for a number of roaming aspects and configurations to Validian's core technology, designing the ability of Validian-enabled applications to work on cloud platforms, supporting integration of Validian's core technology into partner and customer applications, and ongoing testing of these applications and Validian's core technology.

We also continued the research, architecture and design of the client component to extend support to 26 encryption algorithms and to all addressing configurations.

The development work undertaken during the year ended December 31, 2014 was focused primarily on extending to web and non-mobile platforms, addressing “bugs” and deficiencies in earlier versions of our software in response to our internal testing and feedback from evaluation installations of our software products, which involved fewer resources than the development initiatives undertaken during the year ended December 31, 2015;  this is the primary reason for the increase in these costs during 2015 as compared with 2014.

Depreciation of property and equipment: Depreciation of property and equipment was $847 during the year ended December 31, 2015, a decrease of $1,661 (66%), from the $2,508 charged to depreciation expense during the year ended December 31, 2014.  All of our capital assets became fully depreciated during the year ended December 31, 2015, which eliminated the periodic depreciation charges associated with those assets, resulting in a reduction in expense year-to-year.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2015 and during the year ended December 31, 2014 consisted of interest and financing costs associated with our 10% senior convertible notes, our convertible promissory notes, and our promissory notes.  During the year ended December 31, 2015, we incurred $2,017,809 in interest and financing costs, an increase of $656,311 (48%) over the $1,361,498 in interest and financing costs incurred during the year ended December 31, 2014.

The $2,017,809 in interest and financing costs we incurred during the year ended December 31, 2015 is comprised of $816,477 of interest paid and payable to the holders of our debt; $1,172,877 of accretion on our 10% senior convertible notes and convertible promissory notes; $122 in amortization of original issue discount on our convertible promissory notes; and $28,333 of financing costs.  The $1,361,498 in interest and financing costs we incurred during the year ended December 31, 2014 is comprised of $746,842 of interest paid and payable to the holders of our debt; $500,665 of accretion on our 10% senior convertible notes and convertible promissory notes; $95,374 in stock-based fees relating to the modification of the terms of the 10% senior convertible notes; and $18,617 of financing costs.

Aggregate interest and financing costs increased by $656,311 (48%) during the year ended December 31, 2015 as compared with the year ended December 31, 2014. There was an increase of $69,635 (9%) in coupon rate interest charges, notwithstanding a net decrease of $74,096 in the principal balance of our interest-bearing notes during the year.  This occurred primarily as a result of $108,450 in prepayment bonus incurred in accordance with the prepayment provision on our convertible promissory notes during 2015, an increase of $84,610 (355%) over the $23,840 in prepayment bonus we incurred during 2014.

Charges to interest as a result of accretion increased by $672,212 (134%), as a result of the equity components of notes issued during 2015 having a higher relative fair value than those issued during 2014.

Financing costs relate to our convertible promissory notes, and are deferred at issuance and amortized over the life of the note.  During the year ended December 31, 2015, we paid $29,000 in finance costs on new notes issued, as compared with $26,500 paid on new notes issued during the year ended December 31, 2014.  Financing costs recognized as expense through periodic amortization charges increased by $9,716 (52%) during the year ended December 31, 2015 as compared with the year ended December 31, 2014.

During the year ended December 31, 2015, we paid $3,500 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note.  $122 in original issue discount was recognized as expense through periodic amortization charges during the year; there were no comparable costs during the year ended December 31, 2014.

Gain on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2015, we recognized a loss of $1,000 on the issuance of 166,667 shares of our common stock in settlement of $5,000 in accounts payable and accrued liabilities. There was no comparable transaction during the year ended December 31, 2014.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the years ended December 31, 2015 and December 31, 2014, the Canadian dollar lost strength in relation to the United States dollar, resulting in net gains of $198,846 and $102,658, respectively, on foreign currency translations.

Net loss: We incurred a loss of $3,253,648 ($0.01 per share) for the year ended December 31, 2015, compared to a loss of $2,315,003 ($0.01 per share) for the year ended December 31, 2014.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $58,945 during the year ended December 31, 2015, from a balance of $97,403 at December 31, 2014, to $38,458 at December 31, 2015, primarily as a result of our net loss of $3,253,648 for the year, which resulted in net cash used in operations of $811,029.  This decrease in cash was substantially offset by our financing activities, which generated $752,084 from the issuance of 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees relating to these notes, and the repayment of our promissory notes.  Our cash and cash equivalents decreased by $6,986 during the year ended December 31, 2014, from a balance of $104,389 at December 31, 2013, to $97,403 at December 31, 2014, primarily as a result of our net loss of $2,315,003 for the year, which resulted in net cash used in operations of $615,719.  This decrease in cash was substantially offset by our financing activities, which generated $608,733 from the issuance of 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees relating to these notes, and the repayment of our promissory notes.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2015.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2015, we had negative working capital of $10,866,277 and an accumulated deficit of $48,228,458; we incurred a net loss of $3,253,648, and negative cash flow from operations of $811,029 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2015 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We anticipate commercial sales during the second or third quarter of 2016, however we cannot be assured that this will be the case.  During the year ended December 31, 2015, we renewed our engagement with two consultants whose previous contracts expired during the year; we engaged four new consultants to provide marketing and investor relations services; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2015, we issued $586,584, net of repayments, of our 10% senior convertible notes, and $175,500, net of finance fees, original issue discount and repayments, in convertible promissory notes, which generated cash for funding operations.  We also issued 166,667 shares of our common stock in settlement of accounts payable; 51,160,509 shares of our common stock in settlement of 10% senior convertible notes and accrued interest thereon; and 11,399,708 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon, all of which reduced the cash which would otherwise have been required to settle these liabilities.  We issued 2,595,500 shares of our common stock pursuant to the terms of 10% senior convertible notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.  In addition to these financing activities, we issued an aggregate of 13,300,000 shares of our common stock to consultants as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise be required to engage these personnel.

During the period from January 1 to April 7, 2016, we issued $20,000, net of repayments, of our 10% senior convertible notes.  We also issued $329,000, net of finance fees and original issue discount, of our convertible promissory notes.  Aggregate net proceeds of $349,000 from the issuance and repayment of our notes were used to fund operations.  In connection with these financing transactions, we issued 180,000 shares of our common stock to the holders of the notes, which reduced the rate of coupon interest which would otherwise have been required.  Additionally, we issued 8,223,430 shares of our common stock to holders of our convertible promissory notes on conversion of the notes and accrued interest thereon, 100,000 shares of our common stock in settlement of accounts payable, which reduced the cash which would otherwise have been required to settle these liabilities.  We also issued an aggregate of 9,000,000 shares of our common stock to consultants as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise have been required to engage these personnel.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2015 increased by approximately 94% as compared to the year ended December 31, 2014.  Selling, general and administrative expenses for the year ended December 31, 2015 increased by approximately 12% as compared to the year ended December 31, 2014.  The changes in these expenses occurred as a result of several factors, as explained under “Results of Operation.”

Our plans with respect to future staffing will be dependent upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2016.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

Years ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

We have audited the accompanying balance sheets of Validian Corporation as of December 31, 2014 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2015, and has incurred recurring losses and recurring negative cash flow from operating activities, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 13, 2016

VALIDIAN CORPORATION Consolidated Balance Sheets December 31, 2015 and 2014 (In U.S. dollars)
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$ 38,458	$ 97,403
Value added taxes recoverable	23,632	34,955
Prepaid expenses	237,704	55,000
Total current assets	299,794	187,358

Property and equipment (note 3)	–	847

Total assets	$ 299,794	$ 188,205

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 398,636	$ 341,374
Accrued liabilities	3,306,185	3,638,325
Accrued interest on 10% notes payable to related parties (note 11)	367,051	306,564
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	36,250	46,250
10% Senior convertible notes (note 5)	6,154,784	6,182,441
10% Senior convertible notes payable to related parties (notes 5 and 11)	566,507	623,445
Convertible promissory notes (note 6)	16,658	12,285
Total current liabilities	11,166,071	11,470,684

Total liabilities	11,166,071	11,470,684

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2015
and 2014)	–	–
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2015 and in 2014; Issued and outstanding 387,538,066 shares
in 2015 and 308,915,682 shares in 2014 (note 7(a))	387,538	308,916
Additional paid-in capital	37,024,381	33,433,153
Deficit	(48,228,458)	(44,974,810)
Treasury stock (7,000 shares in 2015 and 2014 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(10,866,277)	(11,282,479)
Future operations (note 2(a))
Guarantees and commitments (note 12)
Subsequent events (note 17)
Total liabilities and stockholders deficiency	$ 299,794	$ 188,205

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION Consolidated Statements of Operations Years ended December 31, 2015 and 2014 (In U.S. dollars)

	2015	2014

Expenses:
Selling, general and administrative	$ 825,058	$ 739,680
Research and development	607,780	313,975
Depreciation of property and equipment	847	2,508

Total Expenses	1,433,685	1,056,163

Loss before the undernoted	(1,433,685)	(1,056,163)

Other income (expenses):
Loss on extinguishment of debt and accrued
liabilities (note 9)	(1,000)	-
Interest and financing costs (notes 9 and 11)	(2,017,809)	(1,361,498)
Other	198,846	102,658

Total other income (expenses)	(1,819,963)	(1,258,840)

Net loss	$(3,253,648)	$(2,315,003)

Loss per common share – basic
and diluted (note 10)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding	352,320,391	271,695,680

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2015 and 2014 (In U.S. dollars)
	Number	Common stock amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31,
2013	251,023,302	$251,023	$31,208,208	$(42,659,807)	$(49,738)	$(11,250,314)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	907,000	907	35,865	–	–	36,772
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	190,144	–	–	190,144
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 7(a) )	11,500,000	11,500	451,350	–	–	462,850
Shares issued in connection
with the conversion of 10%
senior convertible notes
and accrued interest thereon
(note 7(a))	26,767,580	26,768	776,259	–	–	803,027
Shares issued in connection
the modification of the terms
of the 10% senior
convertible notes (note 7(a))	2,051,049	2,051	93,323	–	–	95,374
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon(note 7(a) )	16,666,751	16,667	258,413	–	–	275,080
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	419,591	--	--	419,591
Net loss	–	–	–	(2,315,003)	–	(2,315,003)
Balances at December 31,
2014	308,915,682	$308,916	$33,433,153	$(44,974,810)	$(49,738)	$(11,282,479)

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2015 and 2014 (In U.S. dollars)
	Number	Common stock amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31,
2014	308,915,682	$308,916	$33,433,153	$(44,974,810)	$(49,738)	$(11,282,479)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	2,595,500	2,595	97,472	–	–	100,067
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	654,456	–	–	654,456
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 7(a) )	13,300,000	13,300	492,000	–	–	505,300
Shares issued in connection
with the conversion of 10%
senior convertible notes
and accrued interest thereon
(note 7(a))	49,352,824	49,353	1,431,259	–	–	1,480,612
Shares issued in settlement of
interest accrued on the 10%
senior convertible notes
(note 7(a))	1,807,685	1,807	52,424	–	–	54,231
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon(note 7(a) )	11,399,708	11,400	183,595	–	–	194,995
Shares issued in settlement of
Accounts payable (note 7(a))	166,667	167	5,833	–	–	6,000
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	430,436	--	--	430,436
Fair value of stock options issued
as incentives to consultants
(note 7(b))	--	--	243,753	--	--	243,753
Net loss	–	–	–	(3,253,648)	–	(3,253,648)
Balances at December 31,
2015	387,538,066	$387,538	$37,024,381	$(48,228,458)	$(49,738)	$(10,866,277)

VALIDIAN CORPORATION Consolidated Statements of Cash Flows Years ended December 31, 2015 and 2014 (In U.S. dollars)

	2015	2014

Cash flows from operating activities:
Net loss	$ (3,253.648)	$ (2,315,003)
Items not involving cash:
Depreciation of property and equipment	847	2,508
Stock-based compensation expense (note 7(c))	566,348	407,850
Non-cash interest expense	1,882,855	1,310,411
Loss on extinguishment of debt and accrued liabilities	1,000	–
Change in non-cash operating working
capital (note 15)	(8,431)	(21,485)

Net cash used in operating activities	(811,029)	(615,719)

Cash flows from investing activities:
Additions to property and equipment	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Issuance of 10% senior convertible notes	885,000	289,000
Issuance of convertible promissory notes	449,000	436,500
Debt issuance costs	(29,000)	(26,500)
Original issue discount	(3,500)	–
Repayment of promissory notes	(10,000)	(11,089)
Repayment of 10% senior convertible notes	(298,416)	(26,178)
Repayment of convertible promissory notes	(241,000)	(53,000)

Net cash provided by financing activities	752,084	608,733

Effects of exchange rates on cash and cash equivalents	–	–

Net increase (decrease) in cash and cash equivalents	(58,945)	(6,986)
Cash and cash equivalents, beginning of period	97,403	104,389

Cash and cash equivalents, end of period	$ 38,458	$ 97,403

Supplementary information (note 16)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no revenues, has negative working capital of $10,866,277, has accumulated a deficit of $48,228,458 as at December 31, 2015, and has incurred a loss of $3,253,648 and negative cash flow from operations of $811,029 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2015, resulting in a condition of default for all of the 10% senior convertible notes and the promissory notes; a significant portion of these notes remain in default as at December 31, 2015.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1,360,000 for the year ending December 31, 2016. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2015 and 2014

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

Years ended December 31, 2015 and 2014

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

Years ended December 31, 2015 and 2014

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2015, the Corporation had approximately $11,030,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

3.

Property and equipment:

2015
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

2014
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 33,743	$ 847
	$ 34,590	$ 33,743	$ 847

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of year	$ 46,250	$ 57,339
Notes issued during the year	--	--
Principal repaid	(10,000)	(11,089)

Balance at end of year	$ 36,250	$ 46,250

The promissory notes are due on demand, bear interest at 12%, and are unsecured.

Included in interest and financing costs for the year ended December 31, 2015 is $5,192 (2014: $6,319) of interest on the promissory notes.  Interest on the promissory notes paid in cash during the year ended December 31, 2015 was $5,100 (2014:  $2,293).

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2014 and 2015:

	2015	2014
Balance at beginning of year	$ 6,805,886	$ 7,224,995

Note principal on issuance	1,173,307	302,500
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(2,595)	(907)
Allocated to additional paid-in capital	(97,472)	(35,865)
	(100,067)	(36,772)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(654,456)	(190,144)
Proceeds allocated to 10% senior convertible notes on issuance	418,784	75,584

Accretion recorded as a charge to interest and financing costs	754,523	226,916
Principal repayments in cash	(298,415)	(26,178)
Principal converted pursuant to the terms of the note	(702,597)	(695,431)
Principal matured and settled through the issuance of new notes	(256,890)	--
Balance at end of year	6,721,291	6,805,886
Payable to related parties (note 13)	(566,507)	(623,445)
	$ 6,154,784	$ 6,182,441

During the year ended December 31, 2015, the Corporation issued an aggregate of $1,173,307 of its 10% senior convertible notes, and settled an aggregate of $1,257,902 of these notes.  $885,000 of the notes issued during the year, were issued for cash; $288,307 of the notes were issued in settlement of $256,890 of previously issued 10% senior convertible notes plus $31,417 in accrued interest thereon. During the year, holders of the notes exercised the conversion feature and converted $702,597 in principal, plus $777,015 in accrued interest thereon, into 49,352,824 common shares of the Corporation’s common stock; $298,415 in principal of the notes, and $12,027 in accrued interest thereon, was repaid in cash; and $54,231 in accrued interest was settled by the Corporation on issuing 1,807,685 shares of its common stock.

Under the terms of the notes issued during the year ended December 31, 2015, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $1,018,307 of the notes are payable on demand; $145,000 of the notes matured on December 31, 2015; and $10,000 of the notes mature on December 31, 2016.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2015 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2015 were granted 2,595,500 common shares of the Corporation upon issuance of the notes; $100,067, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

At the date of issuance, the conversion feature of the notes issued during the year ended December 31, 2015 was in-the-money.  $654,456, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2015.  At December 31, 2015, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2015, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2015:

Note	Conversion
Principal	Rate
$ 5,709,785	$ 0.030
511,506	0.038
500,000	0.100
$ 6,721,291

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2015 was 208,786,818.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

At December 31, 2015, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Corporation; the remaining $3,886,266 were unsecured.  As a result of the event of default noted above, holders of the secured notes have the right to exercise their lien on all of the assets of the Corporation.

Included in interest and financing costs for the year ended December 31, 2015 is $685,623 (2014: $701,261) in coupon rate interest accrued on the 10% senior convertible notes; $754,523, (2014: $226,916) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance; and.$nil (2014: $95,374) representing the fair value of 2,051,049 of the Corporation’s common shares issued to holders of the notes as compensation for extending the maturity date of the notes.

At December 31, 2015, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $6,597,663, which is $123,627 lower than the principal amount of the notes.

6.  Convertible promissory notes:

During the year ended December 31, 2015, the Corporation issued $449,000 of its convertible promissory notes for cash.

$53,500 of the notes issued during the year ended December 31, 2015 had a maturity date of October 12, 2015, and could be prepaid during the period from issuance to July 7, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at July 7, 2015 or thereafter, into common stock of the Company.

$53,500 of the notes issued during the year ended December 31, 2015 had a maturity date of December 4, 2015, and could be prepaid during the period from issuance to August 28, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 28, 2015, or thereafter, into common stock of the Company.  .

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$53,500 of the notes issued during the year ended December 31, 2015 matured on December 31, 2015 and could be prepaid during the period from issuance to September 23, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at September 23, 2015, or thereafter, into common stock of the Company.

$43,000 of the notes issued during the year ended December 31, 2015 matured on March 9, 2016, and could be prepaid during the period from issuance to November 30, 2015, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at November 30, 2015, or thereafter, into common stock of the Company.

$64,000 of the notes issued during the year ended December 31, 2015 mature on April 27, 2016, and could be prepaid during the period from issuance to January 19, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at January 19, 2016, or thereafter, into common stock of the Company.

$54,000 of the notes of the notes issued during the year ended December 31, 2015 mature on Jun 4, 2016 and could be prepaid during the period from issuance to February 28, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which was unpaid at February 28, 2016, or thereafter, into common stock of the Company.

$54,000 of the notes issued during the year ended December 31, 2015 mature on July 23, 2016 and may be prepaid during the period from issuance to April 19, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 19, 2016, or thereafter, into common stock of the Company.

$73,500 of the notes issued during the year ended December 31, 2015 mature on November 20, 2017 and may be prepaid during the period from issuance to April 18, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert all or any amount of the outstanding principal face amount of the note, plus accrued interest thereon, into common stock of the Company.

The rate of conversion for $375,500 of the notes issued by the Corporation during the year ended December 31, 2015 is the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%; the rate of conversion for $73,500 of the notes issued by the Corporation during the year ended December 31, 2015 is the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 45%.

$430,436, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$29,000 in finance fees were incurred in relation to the convertible promissory notes issued during 2015, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$3,500 in original issue discounts were incurred in relation to the convertible promissory notes issued during 2015, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the year ended December 31, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $187,500 of note principal, and $7,495 of accrued interest on the notes, into 11,399,708 common shares of the Corporation.

Also during the year ended December 31, 2015, the Corporation exercised the prepayment option and issued aggregate cash payments of $358,827 in settlement of $241,000 in principal amount, plus accrued interest and prepayment bonus thereon of $117,827.

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

$53,000 of the notes issued during the year ended December 31, 2014 matured on January 22, 2015 and could be prepaid during the period from issuance to October 15, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at October 15, 2014, or thereafter, into common stock of the Company.

$42,500 of the notes issued during the year ended December 31, 2014 matured on February 19, 2015, and could be prepaid during the period from issuance to November 11, 2014, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at November 11, 2014, or thereafter, into common stock of the Company.

$42,500 of the notes issued during the year ended December 31, 2014 matured on May 5, 2015, and could be prepaid during the period from issuance to January 28, 2015, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at January 28, 2015, or thereafter, into common stock of the Company.

$53,000 of the notes issued during the year ended December 31, 2014 matured on May 22, 2015 and could be prepaid during the period from issuance to February 16, 2015, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at February 16, 2015, or thereafter, into common stock of the Company.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$53,500 of the notes issued during the year ended December 31, 2014 matured on July 8, 2015 and could be prepaid during the period from issuance to April 4, 2015, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at April 4, 2015, or thereafter, into common stock of the Company.

$38,000 of the notes issued during the year ended December 31, 2014 matured on July 24, 2015 and could be prepaid during the period from issuance to April 20, 2015, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at April 20, 2015, or thereafter, into common stock of the Company.

$38,000 of the notes of the notes issued during the year ended December 31, 2014 matured on August 28, 2015 and could be prepaid during the period from issuance to May 24, 2015, in full, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at May 24, 2015, or thereafter, into common stock of the Company.

The rate of conversion for the notes issued by the Corporation during the year ended December 31, 2014 was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$419,591, representing the relative fair value of the beneficial conversion feature of the notes issued during the year ended December 31, 2014, at date of issuance, was allocated to additional paid in capital; the notes were accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$26,500 in finance fees were incurred in relation to the convertible promissory notes issued during 2014, and was charged to interest and financing costs over the term of the notes, using the effective interest rate method.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2015 was 15,873,801, which represents approximately 5% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2015 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2015, the fair value of the stock issuable to fully convert the convertible promissory note principal was $491,095, which exceeds the principal amount by $245,595.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2015, the Corporation issued 2,595,500 shares of its common stock, with a relative fair value of $100,067, to the holders of the notes (note 5).

During the year ended December 31, 2015, the Corporation issued an aggregate of 13,300,000 shares of its common stock to consultants as partial consideration for services rendered and to be rendered. $505,300, representing the fair value of the stock at issuance, was allocated to shares and to additional paid in capital.  $237,704, representing the value of services not yet rendered as at December 31, 2015, was charged to prepaid expense; $267,596 was charged to expense.

On various dates during the year ended December 31, 2015, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $702,597 in principal and $778,015 in accrued interest, in exchange for 49,352,824 common shares of the Corporation (note 5).

Also on various dates during the year ended December 31, 2015, the Corporation issued an aggregate of 1,807.685 of its common shares to holders of its 10% senior convertible notes, in settlement of $54,231 in accrued interest on the notes.

During the year ended December 31, 2015, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted an aggregate of $187,500 in principal and $7,495 in accrued interest, in exchange for 11,399,708 shares of the Corporation’s common stock. (note 6).

On December 7, 2015, the Corporation issued 166,667 shares of its common stock, valued at $6,000, in settlement of $5,000 in accounts payable.  A loss of $1,000 has been recognized in connection with this transaction.

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(b)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   The fair value of unvested options are determined at the date of grant and are included in expense over the vesting period.  As of December 31, 2015, a total of 7,500,000 options were granted under these plans, all with an exercise price of $0.04.  The options expire on dates between May 12, 2020 and November 20, 2020, and are fully vested.  2,500,000 options remained available for grant under these plans as of December 31, 2015.

On May 12, 2015, the Company granted 6,500,000 options to consultants of the Company, in consideration for past service.  The options vested immediately, have an exercise price of $0.04, and an expiry date of May 12, 2020, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $207,794, representing the fair value of the options at the date of issuance, has been included in expense.  The fair value of the options was determined using the following weighted average assumptions:  expected dividend yield of 0%; risk-free interest rate of 1.58%; expected volatility of 296%; and an expected life of 5 years.

On November 20, 2015, the Company granted 1,000,000 options to consultants of the Company, in consideration for past service.  The options vested immediately, have an exercise price of $0.04, and an expiry date of November 20, 2020, with provision for early expiration in the event the holder ceases to be engaged by the Company prior to the stated expiry date.  $35,959, representing the fair value of the options at the date of issuance, has been included in expense.  The fair value of the options was determined using the following weighted average assumptions:  expected dividend yield of 0%; risk-free interest rate of 1.69%; expected volatility of 291%; and an expected life of 5 years.

There were no stock options outstanding and exercisable at December 31, 2014.

 (c)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2015 and 2014:

	2015	2014
Selling, general and administrative	$ 470,443	$ 407,850
Research and development	95,905	--
Total stock-based compensation included in expenses	$ 566,348	$ 407,850

8.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs and original issue discount relating to the convertible promissory notes; accrued interest on the promissory notes; and accrued interest and accretion on the 10% senior convertible notes.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

9.

Loss on extinguishment of debt and accrued liabilities:

On December 7, 2015, the Corporation issued 166,667 shares of its common stock, valued at $6,000, in settlement of $5,000 in accounts payable.  A loss of $1,000 has been recognized in connection with this transaction.

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2015 and 2014, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2015	2014
Stock issuable on conversion of the 10% senior
convertible notes	208,786,819	211,606,662
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	15,873,801	12,551,083
Stock issuable on exercise of the stock options	7,500,000	--
	232,160,620	224,157,745

11.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $518,949 (2014 - $575,887) payable to the director and to a company controlled by the director, and $47,558 (2014 - $47,558) payable to an individual related to the director and a company controlled by an individual related to the director.

$367,051 (2014 - $306,564) in accrued interest charges relating to these notes is included in accrued liabilities; $60,487 (2014 - $63,678) in coupon-rate interest on these notes is included in interest and finance costs.

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

12.

Guarantees and Commitments (continued):

a)

Guarantees (continued)

Historically, the Corporation has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

13.  Fair value measurements:

The carrying value of cash and cash equivalents, value added taxes recoverable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance subsequent to December 31, 2015 of new debt instruments having similar terms and conditions.

14.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2015	2014
Deferred tax asset:
Net operating loss carryforwards	$ 9,980,000	$ 9,400,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	11,030,000	10,450,000

Valuation allowance	(11,030,000)	(10,450,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2014 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2014 - 34%) to the net loss as a result of the following:

	2015	2014
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,106,000)	$ (787,100)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	580,000	500,000
Compensation expense	193,000	139,000
Interest and financing costs	399,000	203,000
Other	(66,000)	(54,900)

	$ --	$ --

The Corporation has net operating losses of $29,520,000 which are available to reduce U.S. taxable income and which expire as follows:

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

14.

Income taxes (continued):

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
2033	1,475,000
2034	1,404,000
2035	1,704,000
$ 29,520,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

15.

Change in non-cash operating working capital:

	2015	2014

Value added taxes recoverable	$ 11,323	$ (26,317)
Accounts payable	62,263	(26,650)
Accrued liabilities	(82,017)	31,482
	$ (8,431)	$ (21,485)

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2015, nor during the year ended December 31, 2014.  Interest paid in cash during the years ended December 31, 2015 and December 31, 2014 were $134,954 and $51,087, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2015	2014
Issuance of the Corporation’s common stock as partial consideration for
services rendered	$ 505,300	$ 462,850
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	1,480,612	803,027
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	194,995	275,080
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	288,307	--
Issuance of the Corporation’s common stock in settlement of
accrued interest on the 10% senior convertible notes	54,231	--
Options granted to consultants in consideration of past service	243,753	--
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	5,000
Issuance of the Corporation’s 10% senior convertible notes in settlement
of accounts payable	--	13,500
Issuance of the Corporation’s common stock as consideration for extending
the maturity date of the 10% senior convertible notes	--	95,374

Total	$ 2,772,198	$ 1,649,831

17.

Subsequent events:

During the period from January 1 to April 3, 2016, the Corporation issued an aggregate of $60,000 of its 10% senior convertible notes, for cash.  The notes are payable on demand; the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Corporation at a ratio of one common share for each $0.03 of debt converted; the Corporation may pre-pay all or any portion of the balance outstanding on the notes at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Corporation’s option, be paid in either cash, or in common shares of the Corporation at the rate of one common share for each $0.03 of interest paid.  The Corporation issued an aggregate of 180,000 shares of its common stock to the holders pursuant to the terms of these notes.

During the period from January 1 to April 3, 2016, the Corporation issued an aggregate of 9,000,000 shares as consideration for consulting services rendered and to be rendered.

On January 5, 2016, the Corporation issued $55,000 of its convertible promissory notes for cash. The notes bear a one time interest charge of 8%.  The notes mature on January 6, 2017, and may be prepaid in full during the period from issuance to July 3, 2016, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 3, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(In U.S. dollars)

17.

Subsequent events (continued):

On February 1, 2016, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $66,560 in principal and interest in exchange for 4,350,327 shares of the Corporation’s common stock. On March 7, 2016, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $56,160 in principal and interest in exchange for 3,873,103 shares of the Corporation’s common stock.

On February 8, 2016, the Corporation issued 100,000 shares in settlement of $3,000 accounts payable.

During the period from March 11, 2016 to March 29, 2016, the Corporation paid cash in settlement of $40,000 of its 10% senior convertible notes.

On February 4, 2016, the Corporation issued $50,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on November 8, 2016, and may be prepaid in full during the period from issuance to August 2, 2016, at various rates ranging from 130% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 2, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the ten trading days immediately preceding such conversion, discounted by 49%.

On February 22, 2016, the Corporation issued $40,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on February 22, 2017, and may be prepaid in full during the period from issuance to August 20, 2016, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 20, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

On March 2, 2016, the Corporation issued $111,000 of its convertible promissory notes for cash. The notes bear a one time interest charge of 8%.  The note matures on March 2, 2018, and may be prepaid in full during the period from issuance to August 29, 2016, at various rates ranging from 120% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 29, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest two closing prices during the twenty five trading days immediately preceding such conversion, discounted by 40%. [See footnote 3-2 below]

On March 15, 2016, the Corporation issued $100,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum.  The notes mature on December 15, 2016, and may be prepaid in full during the period from issuance to September 11, 2016, at various rates ranging from 135% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 11, 2016 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the twenty trading days immediately preceding such conversion, discounted by 45%. [See footnote 7-3 below]

Except for the foregoing, we have evaluated subsequent events through the date the financial statements were issued.  All material events have been disclosed.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by Seale & Beers, CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2015:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of timely preparation of back up schedules.  Throughout 2015 and 2014, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2014:

Name	Age	Position
Bruce I. Benn	62	Director, President, Chief Executive Officer,
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

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2015.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2015	94,026	0	0	0	0	0	0	94,026
(1)(4)	2014	108,805	0	0	0	0	0	0	108,805
(1)(4)	2013	116,544	0	0	0	0	0	0	116,544
	2012	119,818	0	0	0	0	0	0	119,818
	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847
	2005	99,146	0	0	500,000	0	0	0	599,146

Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2015 has been accrued but not paid.

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

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2015.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 7, 2016, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Leonid Frenkel (2)	39,476,708	9.7%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (3)	4,220,454	1.0%

All Executive Officers and Directors
As a Group	4,220,454	1.0%

*Executive Officer and/or a Director.

(1)  Based upon 405,041,496 shares of common stock issued and outstanding as of April 7, 2016 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 16, 2016.

(3)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,500,000	$0.04	2,500,000
Equity compensation plans not approved by security holders	--	--	--
Total	7,500,000	--	2,500,000

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

Of the 5,117,302 options granted from time to time under this plan, none were exercised, and 3,500,000 are currently outstanding.

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

Of the 6,212,698 options originally granted from time to time under this plan, none were exercised, and 4,000,000 are currently outstanding.

Item 13.  Certain Relationships and Related Transactions.

Included in 10% senior convertible notes at December 31, 2015 is $518,949 payable to the director and to a company controlled by the director, and $47,558 payable to an individual related to the director and to a company controlled by an individual related to the director.

$367,051 in accrued interest charges relating to these notes is included in accrued liabilities; $60,487 in interest on these notes is included in interest and finance costs for the year.

Item 14.

 Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2015 fiscal year	Fees billed for 2014 fiscal year
Audit fees	$62,500	$62,500

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

Dated:  April 14, 2016

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 14, 2016

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
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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