Form 10-Q
period 2016-03-31
VALIDIAN CORP
filed 2016-05-23
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 16, 2016, 405,171,496 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$ 6,576	$ 38,458
Value added taxes recoverable	60,055	23,632
Prepaid expenses	382,037	237,704
Total Current assets	448,668	299,794

Total assets	$ 448,668	$ 299,794
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 3,911,392	$ 3,704,821
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 8)	381,175	367,051
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	36,250	36,250
10% Senior convertible notes (notes 3, 8)	6,184,785	6,154,784
10% Senior convertible notes payable to related parties (notes 3, 8)	558,053	566,507
Convertible promissory notes (note 4)	28,961	16,658
Total current liabilities	11,420,616	11,166,071

Total liabilities	11,420,616	11,166,071

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued
and outstanding Nil shares at March 31, 2016 and at December 31, 2015)	--	--
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 405,041,496 and 387,538,066 shares at March 31, 2016 and December 31, 2015, respectively.)	405,041	387,538
Additional paid in capital	37,744,320	37,024,381
Deficit	(49,071,571)	(48,228,458)
Treasury stock (7,000 shares at March 31, 2016 and December 31, 2015, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(10,971,948)	(10,866,277)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 448,668	$ 299,794

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three months ended March 31, 2016 and 2015 (In United States dollars)

	Three Months Ended
	March 31,
	2016	2015
Expenses:
Selling, general and administrative	$ 224,436	$ 122,168
Research and development	214,246	68,563
Depreciation of property and equipment	--	141
Total expenses	438,682	190,872

Loss before the undernoted	(438,682)	(190,872)

Other income (expenses):
Loss on extinguishment of accounts payable and accrued liabilities (note 5(a))	(90)	--
Interest and financing costs (notes 6 and 8)	(313,769)	(873,634)
Foreign exchange gain (loss)	(90,572)	93,858
Total other income (expenses)	(404,431)	(779,776)

Net loss	$ (843,113)	$ (970,648)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	398,341,881	321,408,754

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the three months ended March 31, 2016 and 2015 (In United States dollars)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (843,113)	$ (970,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	--	141
Stock-based compensation	139,467	38,967
Non-cash interest and financing expense	313,769	826,764
Loss on extinguishment of accounts payable and accrued liabilities	90	--
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(36,423)	(10,870)
Prepaid expenses	(4,000)	(5,000)
Accounts payable and accrued liabilities	47,806	(118,140)
Net cash used in operating activities	(382,404)	(238,776)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Issuance of 10% senior convertible notes	60,000	495,000
Issuance of convertible promissory notes	356,111	107,000
Debt issuance costs	(7,025)	(7,000)
Original issue discount	(20,111)	--
Repayment of 10% senior convertible notes	(38,453)	(219,828)
Repayment of convertible promissory notes	--	(96,000)
Net cash provided by financing activities	350,522	279,172

Net increase (decrease) in cash and cash equivalents	(31,882)	40,936
Cash and cash equivalents:
Beginning of period	38,458	97,403
End of period	$ 6,576	$ 137,799

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2016.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2015.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $10,971,948, and stockholders’ deficiency of $10,971,948 as at March 31, 2016, and has incurred a loss of $843,113 and negative cash flow from operations of $382,404 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2015.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at March 31, 2016, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,360,000 for the year ending December 31, 2016, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2016 and December 31, 2015:

	Three months	Year ended
	ended March 31, 2016	December 31, 2015
(unaudited)
Balance beginning of period	$ 36,250	$ 46,250

Principal repaid	--	(10,000)

Balance end of period	$ 36,250	$ 36,250

Included in interest and financing costs for the three months ended March 31, 2016 is $1,085 (2015: $1,368), of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three months ended March 31, 2016 is $nil (2015: $nil).

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2016 and December 31, 2015:

	Three months	Year
	Ended	Ended
	March 31, 2016	December 31, 2015
	(unaudited)
Balance beginning of period	$ 6,721,291	$ 6,805,886

Note proceeds on issuance	60,000	1,173,307
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(180)	(2,595)
Allocated to additional paid-in capital	(5,100)	(97,472)
	(5,280)	(100,067)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(9,614)	(654,456)
Proceeds allocated to 10% senior convertible notes on issuance	45,106	418,784

Accretion recorded as a charge to interest and financing costs	14,894	754,523
Principal repaid in cash	(38,453)	(298,415)
Principal converted in accordance with the terms of the notes	--	(702,597)
Principal repaid through the issuance of new 10% senior convertible
notes	--	(256,890)

	6,742,838	6,721,291
Payable to related parties (note 8)	(558,053)	(566,507)

	$ 6,184,785	$ 6,154,784

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

(In United States dollars)

3.  10% Senior convertible notes (continued)

During the three months ended March 31, 2016, the Company issued an aggregate of $60,000 of its 10% senior convertible notes, for cash, and repaid an aggregate of $38,453 in principal.

Under the terms of the notes issued during the three months ended March 31, 2016, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $50,000 of the notes are payable on demand; $10,000 of the notes mature on December 31, 2016.

Notwithstanding the stated maturity date, all of the notes issued during the three months ended March 31, 2016 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the three months ended March 31, 2016 were granted 180,000 common shares of the Company upon issuance of the notes; $5,280, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was in-the-money.  $9,614, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2015.  At March 31, 2016, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2016, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at March 31, 2016:

Note	Conversion
Principal	Rate
$ 5,731,331	$0.03
511,507	0.038
500,000	0.10
$ 6,742,838

At March 31, 2016, $2,835,025 of the 10% senior convertible notes were secured by a first position lien on all of the assets of the Company.  The remaining $3,907,813 were unsecured.  As a result of the event of default noted above, holders of secured notes have the right to exercise their lien on all of the assets of the Company.

Included in interest and financing costs for the three months ended March 31, 2016 is $172,911 (2015: $169,814) in coupon rate interest accrued on the 10% senior convertible notes, and $14,894 (2015: $501,344) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At March 31, 2016, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $6,075,647, which is $667,191 less than the principal outstanding on that date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

(In United States dollars)

4.  Convertible promissory notes

During the three months ended March 31, 2016, the Company issued $356,111 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$55,000 of the notes issued during the three months ended March 31, 2016 mature on January 5, 2017, and may be prepaid during the period from issuance to July 3, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 3, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

$50,000 of the notes issued during the three months ended March 31, 2016 mature on November 8, 2016, and may be prepaid during the period from issuance to July 29, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$40,000 of the notes issued during the three months ended March 31, 2016 mature on February 22, 2017, and may be prepaid during the period from issuance to August 20, 2016, in part or in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at any time, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$111,111 of the notes issued during the three months ended March 31, 2016 mature on March 2, 2018.  The holder has the option to convert any balance of principal and interest which is unpaid at August 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest two trading prices during the twenty-five trading days immediately preceding such conversion, discounted by 40%.

$100,000 of the notes issued during the three months ended March 31, 2016 mature on December 15, 2016, and may be prepaid during the period from issuance to September 11, 2016, in full, at various rates ranging from 135% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 11, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$316,938, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$7,025 in finance fees, and $20,111 in original issue discounts, were incurred in relation to the convertible promissory notes issued during the three months ended March 31, 2016, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the three months ended March 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $118,000 of note principal, plus $4,720 of accrued interest thereon, into 8,223,430 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at March 31, 2016 was 35,550,785, which represents approximately 11% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at March 31, 2016 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three months ended March 31, 2016, accretion of $109,844 (2015: $144,420) was included in interest and financing costs.

Also included in interest and financing costs for the three months ended March 31, 2016 is $6,613 (2015: $47,811) relating to accrued coupon-rate and bonus interest on the convertible promissory notes; $7,851 (2015: $8,875) relating to the amortization of deferred finance fees incurred in connection with the placement of the convertible promissory notes; and $571(2015: $nil) relating to the amortization of deferred original issue discount on the convertible promissory notes.

At March 31, 2016, the fair value of the stock issuable to fully convert the convertible promissory note principal was $1,016,426, which exceeded the principal amount outstanding on that date by $532,815.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2016, the Company issued an aggregate of 9,000,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.  $279,800, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and will be allocated to expense over the term of the related contracts.

During the three months ended March 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $118,000 of note principal and $4,720 in accrued interest thereon, into 8,223,430 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the three months ended March 31, 2016, the Company issued 180,000 shares of its common stock, with a relative fair value of $5,280, to the holders of the notes.

On February 8, 2016, the Company issued 100,000 shares of its common stock, valued at $3,090, in settlement of $3,000 in accounts payable.  A loss of $90 has been recognized in connection with this transaction.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

(In United States dollars)

5.  Stockholders’ deficiency (continued)

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Selling, general and administrative	$ 139,467	$ 38,967
Total stock-based compensation included in expenses	$ 139,467	$ 38,967

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2016, and during the three months ended March 31, 2015, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	209,505,075	216,826,310
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	35,550,785	12,742,329
Stock options	7,500,000	--
Total	252,555,860	229,568,639

8.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $510,495 (December 31, 2015 – $518,949) payable to a director and to a company controlled by a director, and $47,558 (December 31, 2015: $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

$381,175 (December 31, 2015: $367,051) in accrued interest charges relating to the 10% senior convertible notes is included in accrued liabilities at March 31, 2016.  $14,124 (2015: $15,312) is included in interest and financing costs for the three months ended March 31, 2016.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2016

(In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2016, nor during the three months ended March 31, 2015.  Interest paid in cash during the three months ended March 31, 2016 was $nil (2015:  $46,860).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2016 and 2015:

	2016	2015

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 122,720	$ --
Issuance of the Company’s common stock as compensation to consultants	279,800	224,500
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	3,000	--
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	--	350,000
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	--	288,308
Issuance of the Company’s common stock in settlement of accrued interest
on the 10% senior convertible notes	--	54,231
Total	$ 405,520	$ 972,159

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended March 31, 2016, under conditions substantially identical to those existing at March 31, 2016.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

On April 12, 2016, the Company issued $10,000 of its 10% senior convertible notes, for cash.  The notes are payable on December 31, 2016; the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the Company at a ratio of one common share for each $0.03 of debt converted; the Company may pre-pay all or any portion of the balance outstanding on the notes at any time without penalty or bonus, with permission from the holder; interest is payable on conversion of the notes, and may, at the Company’s option, be paid in either cash or in common shares of the Company at the rate of one common share for each $0.03 of interest settled. The Company issued 30,000 shares of its common stock to the holders pursuant to the terms of the notes.

On April 25, 2016, the Company issued 100,000 shares of its common stock in settlement of $3,000 in accounts payable.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2015 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2016 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue: We had no revenue during the three months ended March 31, 2016, nor during the three months ended March 31, 2015.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2016, we incurred a total of $224,436, as compared to $122,168 during the three months ended March 31, 2015.  There was an overall increase in selling, general and administrative expenses of $102,268 (84%) during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The increase in selling, general and administrative expense occurred primarily as a result of additional stock-based consulting fees incurred during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, resulting from the amortization of the value of the Company’s common stock issued as remuneration to consultants during the three months ended march 31, 2016 and during the year ended December 31, 2016.  The value of stock-based remuneration recognized as expense during the three months ended March 31, 2016 increased due to there being more active contracts due to the Company’s increased efforts in raising funds required to complete its product development and sales and marketing initiatives.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2016, we incurred a total of $214,246, as compared to $68,563 during the three months ended March 31, 2015 on research and development activities. There was an overall increase in research and development expenses of $145,683 (213%) during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the three months ended March 31, 2016 as compared with the three months ended March 31, 2015, due to a higher level of development activity undertaken.

During the three months ended  March 31, 2016, the primary focus of our development activity was on migrating Validian's technology to particular cloud platforms; migrating Validian's technology to certain Linux platforms; supporting the development of added features into a trial customer's mobile communications application; developing an additional module of secure features and capabilities that can be integrated rapidly into existing or new applications and solutions; and supporting the integration of Validian's core technology by certain channel partners into their applications and solutions.

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

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2016 and during the three months ended March 31, 2015 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended March 31, 2016, we incurred $313,769 in interest and financing costs, a decrease of $559,865 (64%) from the $873,634 in interest and financing costs incurred during the three months ended March 31, 2015.

The $313,769 in interest and financing costs we incurred during the three months ended March 31, 2016 is comprised of $180,609 of interest paid and payable to the holders of our debt; $14,894 of accretion of our 10% senior convertible notes; $109,844 of accretion of our convertible promissory notes; and $8,422 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.  The $873,634 in interest and financing costs we incurred during the three months ended March 31, 2015 is comprised of $218,995 of interest paid and payable to the holders of our debt; $501,344 of accretion of our 10% senior convertible notes; $144,420 of accretion of our convertible promissory notes; and $8,875 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2015; a significant portion of these notes remain in default as at March 31, 2016.  In accordance with the default provision of the 10% senior convertible notes, and the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended March 31, 2016, and for the three months ended March 31, 2015 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the three months ended March 31, 2016 was less than the fair value of equity components relating to similar notes issued during the three months ended March 31, 2015, which resulted in a decrease of $486,450 (97%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes decreased by $34,576 (24%) as a result of the equity component of this class of notes outstanding during the three months ended March 31, 2016 being less than the equity component of these notes outstanding during the three months ended March 31, 2015..

Interest paid and payable to the holders of our debt decreased by $38,386 (18%), primarily as a result of an aggregate of $43,190 in prepayment bonus on the prepayment of certain of the convertible promissory notes during the three months ended March 31, 2015, for which there was no comparable transaction during the three months ended March 31, 2016.  This amount was partially offset by an increase in coupon interest charges due to an overall increase of $70,972 in the principal balance of our interest-bearing debt during the period from March 31, 2015 to March 31, 2016.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended March 31, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $90,572; during the three months ended March 31, 2015, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $93,858.

Net loss: We incurred a loss of $843,113 (rounded to $0.00 per share) for the three months ended March 31, 2016, compared to a loss of $970,648 (rounded to $0.00 per share) for the three months ended March 31, 2015.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $31,882 during the three months ended March 31, 2016, from a balance of $38,458 at December 31, 2015, to $6,576 at March 31, 2016.  The decrease in cash resulting from our net loss of $843,113 during the period, and resulting cash used in operations of $382,404, were substantially offset by the issuance of $21,547, net of repayments of $38,453, of our 10% senior convertible notes; and proceeds, net of issuance costs and original issue discounts, of $328,975, on the issuance of convertible promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2016.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2016, we had negative working capital of $10,971,948 and an accumulated deficit of $49,071,571; for the three months then ended we had a net loss of $843,113, and negative cash flow from operations of $382,404.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2015.  A substantial amount of these notes remain unpaid as of March 31, 2016.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at March 31, 2016 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the second or third quarter of 2016, however we cannot be assured that this will be the case.  During the three months ended March 31, 2016, we entered into contracts with four new consultants.  During the next three months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2016, we issued $21,547, net of repayments, of our 10% senior convertible notes, and $328,975 in convertible promissory notes, net of finance fees and original issue discounts, which generated cash to fund operations.  During this period, we also issued an aggregate of 8,223,430 shares of our common stock in settlement of $118,000 of our convertible promissory notes plus $4,720 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities; we issued 180,000 shares of our common stock to the holders of our 10% senior convertible notes issued during the period, which reduced the coupon rate of interest which would otherwise have been incurred; we issued 100,000 shares of our common stock in settlement of $3,000 in accounts payable; and we issued 9,000,000 shares as compensation to consultants, which reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2015, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2015 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2015, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2015:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of timely preparation of back up schedules.  Throughout 2015, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the preceding year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2015, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no material changes to these risk factors during the three months ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2015.  A significant amount of these notes remained unpaid as of March 31, 2016, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  May 23, 2016

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 23, 2016