Form 10-Q
period 2016-06-30
VALIDIAN CORP
filed 2016-08-22
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 19, 2016, 419,252,802 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$ 616,602	$ 38,458
Value added taxes recoverable	92,144	23,632
Prepaid expenses	263,166	237,704
Total Current assets	971,912	299,794

Total assets	$ 971,912	$ 299,794
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 2,949,076	$ 3,704,821
Accrued interest on promissory notes and 10% senior convertible notes
payable to related parties (note 8)	57,305	367,051
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	36,250	36,250
10% Senior convertible notes (notes 3, 8)	1,549,080	6,154,784
10% Senior convertible notes payable to related parties (notes 3, 8)	-	566,507
Convertible promissory notes (note 4)	35,068	16,658
Total current liabilities	4,946,779	11,166,071

Total liabilities	4,946,779	11,166,071

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at June 30, 2016 and at December 31, 2015)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 and Nil shares at June 30, 2016 and December 31, 2015, respectively.)	2	-
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 and Nil shares at June 30, 2016 and December 31, 2015, respectively.)	4	-
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,185 and Nil shares at June 30, 2016 and December 31, 2015, respectively.)	3	-
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 417,090,752 and 387,538,066 shares at June 30, 2016 and December 31, 2015, respectively.)	417,091	387,538
Additional paid in capital	47,322,017	37,024,381
Deficit	(51,664,246)	(48,228,458)
Treasury stock (7,000 shares at June 30, 2016 and December 31, 2015, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(3,974,867)	(10,866,277)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 971,912	$ 299,794

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three and six months ended June 30, 2016 and 2015 (In United States dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses:
Selling, general and administrative	$ 215,063	$ 271,374	$ 439,499	$ 393,541
Research and development	244,849	204,184	459,095	272,747
Depreciation of property and equipment	--	141	--	282
Total expenses	459,912	475,699	898,593	666,570

Loss before the undernoted	(459,912)	(475,699)	(898,593)	(666,570)

Other income (expenses):
Loss on extinguishment of debt (note 5(a))	(1,750,204)	--	(1,750,294)	--
Interest and financing costs (notes 6 and 8)	(331,365)	(295,389)	(645,134)	(1,169,023)
Foreign exchange gain (loss)	(5,327)	(25,918)	(95,899)	67,940
Total other income (expenses)	(2,086,896)	(321,307)	(2,491,327)	(1,101,083)

Net loss	$ (2,546,808)	$ (797,006)	$ (3,389,921)	$ (1,767,653)

Loss per common share – basic and diluted (note 7)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding during period	408,503,104	341,403,516	403,422,493	331,461,369

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the six months ended June 30, 2016 and 2015 (In United States dollars)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (3,389,921)	$ (1,767,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	--	282
Stock-based compensation	263,996	330,453
Non-cash interest and financing expense	437,767	1,092,835
Loss on extinguishment of debt	1,750,294	--
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(68,512)	(3,212)
Prepaid expenses	(6,128)	(5,000)
Accounts payable and accrued liabilities	35,325	(64,631)
Net cash used in operating activities	(977,179)	(414,104)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Issuance of Class A Convertible Preferred Stock	1,225,000
Issuance of 10% senior convertible notes	70,000	545,000
Issuance of convertible promissory notes	386,111	203,500
Debt issuance costs	(8,225)	(13,500)
Original issue discount	(24,111)	--
Repayment of 10% senior convertible notes	(38,452)	(244,108)
Repayment of convertible promissory notes	(55,000)	(134,000)
Net cash provided by financing activities	1,555,323	356,892

Net increase (decrease) in cash and cash equivalents	578,144	57,212
Cash and cash equivalents:
Beginning of period	38,458	97,403
End of period	$ 616,602	$ 40,191

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2016.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2015.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $3,974,867, and stockholders’ deficiency of $3,974,867 as at June 30, 2016, and has incurred a loss of $3,389,921 and negative cash flow from operations of $977,179 for the six months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2015.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at June 30, 2016, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended June 30, 2016 and December 31, 2015:

	Six months	Year ended
	ended June 30, 2016	December 31, 2015
(unaudited)
Balance beginning of period	$ 36,250	$ 46,250
Principal repaid	--	(10,000)

Balance end of period	$ 36,250	$ 36,250

Included in interest and financing costs for the three and six months ended June 30, 2016 is $1,084 (2015: $1,385) and $2,169 (2015: 2,753), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and six months ended June 30, 2016 is $nil (2015: $nil) and $nil (2015: $nil), respectively.

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2016 and December 31, 2015:

	Six months	Year
	Ended	Ended
	June 30, 2016	December 31, 2015
	(unaudited)
Balance beginning of period	$ 6,721,291	$ 6,805,886

Note proceeds on issuance	70,000	1,173,307
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(210)	(2,595)
Allocated to additional paid-in capital	(5,996)	(97,472)
	(6,206)	(100,067)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(11,873)	(654,456)
Proceeds allocated to 10% senior convertible notes on issuance	51,921	418,784

Accretion recorded as a charge to interest and financing costs	18,079	754,523
Principal repaid in cash	(38,453)	(298,415)
Principal converted in accordance with the terms of the notes	(76,500)	(702,597)
Principal settled through the issuance of Series B convertible preferred stock	(2,835,025
Principal settled through the issuance of Series C convertible preferred stock	(2,292,233)
Principal settled through the issuance of new 10% senior convertible notes	--	(256,890)

	1,549,080	6,721,291
Payable to related parties (note 8)	--	(566,507)

	$ 1,549,080	$ 6,154,784

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

3.  10% Senior convertible notes (continued)

During the six months ended June 30, 2016, the Company issued an aggregate of $70,000 of its 10% senior convertible notes, for cash, and repaid $38,453.

The Company also settled $2,835,025 in principal and $248,850 in accrued interest through the issuance 3,900 shares of its Series B convertible preferred stock, valued at $3,900,000; $2,292,233 in principal and $170,982 in accrued interest through the issuance of 3,185 shares of its Series C convertible preferred stock, valued at $3,185,000; and $792,355 in accrued interest through the issuance of 1,005 shares of its Series A convertible preferred stock, valued at $1,005,000.  An aggregate loss of $1,750,554 was realized in connection with the settlement of principal and accrued interest.

As well during this period, holders of the notes exercised the conversion feature and converted $76,500 in principal, plus $21,534 in accrued interest, into 3,267,808 shares of the Company’s common stock.

Under the terms of the notes issued during the six months ended June 30, 2016, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $50,000 of the notes are payable on demand; $20,000 of the notes mature on December 31, 2016.

Notwithstanding the stated maturity date, all of the notes issued during the three months ended June 30, 2016 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the six months ended June 30, 2016 were granted 210,000 common shares of the Company upon issuance of the notes; $6,206, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes was in-the-money.  $11,873, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2015.  At June 30, 2016, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2016, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 537,573	$0.03
511,507	0.038
500,000	0.10
$ 1,549,080

Included in interest and financing costs for the three and six months ended June 30, 2016 is $134,921 (2015: $171,622) and $307,833 (2015:  $341,437), respectively, in coupon rate interest accrued on the 10% senior convertible notes, and $3,185 (2015: $34,044) and $18,079 (2015: $535,388), respectively, in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At June 30, 2016, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $1,236,913, which is $312,166 less than the principal outstanding on that date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

4.  Convertible promissory notes

During the six months ended June 30, 2016, the Company issued $386,111 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$55,000 of the notes issued during the three months ended June 30, 2016 had a maturity date of on January 5, 2017, and could be prepaid during the period from issuance to July 3, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at July 3, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.  These notes were prepaid by the Company on June 20, 2016.

$50,000 of the notes issued during the six months ended June 30, 2016 mature on November 8, 2016, and may be prepaid during the period from issuance to July 29, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$40,000 of the notes issued during the six months ended June 30, 2016 mature on February 22, 2017, and may be prepaid during the period from issuance to August 20, 2016, in part or in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at any time, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$111,111 of the notes issued during the six months ended June 30, 2016 mature on March 2, 2018.  The holder has the option to convert any balance of principal and interest which is unpaid at August 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest two trading prices during the twenty-five trading days immediately preceding such conversion, discounted by 40%.

$100,000 of the notes issued during the six months ended June 30, 2016 mature on December 15, 2016, and may be prepaid during the period from issuance to September 11, 2016, in full, at various rates ranging from 135% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at September 11, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$30,000 of the notes issued during the six months ended June 30, 2016 mature on May 9, 2017, and may be prepaid during the period from issuance to November 5, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at November 5, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$343,663, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$8,225 in finance fees, and $24,111 in original issue discounts, were incurred in relation to the convertible promissory notes issued during the six months ended June 30, 2016, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the six months ended June 30, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $209,000 of note principal, plus $8,484 of accrued interest thereon, into 16,774,878 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at June 30, 2016 was 23,842,157, which represents approximately 7% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at June 30, 2016 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three and six months ended June 30, 2016, accretion of $144,710 (2015: $61,437) and $254,554 (2015: $205,857), respectively was included in interest and financing costs.

Also included in interest and financing costs for the three and six months ended June 30, 2016 is $38,143 (2015: $20,948) and $44,756 (2015: $68,760), respectively, relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $9,322 (2015: $5,953) and $17,744 (2015: $14,829), respectively, relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.  At June 30, 2016, the fair value of the stock issuable to fully convert the convertible promissory note principal was $810,633, which exceeded the principal amount outstanding on that date by $420,867.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2016, the Company issued an aggregate of 9,100,000 shares of its common stock as remuneration for consulting services rendered and to be rendered.  $283,330, representing the fair value of the stock at issuance, was allocated to shares and additional paid in capital, and will be allocated to expense over the term of the related contracts.

During the six months ended June 30, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $209,000 of note principal and $8,484 in accrued interest thereon, into 16,774,878 shares of the Company’s common stock.

During the six months ended June 30, 2016, holders of the Company’s 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $76,500 of note principal and $21,534 in accrued interest thereon, into 3,267,808 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2016, the Company issued 210,000 shares of its common stock, with a relative fair value of $6,206, to the holders of the notes.

During the six months ended June 30, 2016, the Company issued 200,000 shares of its common stock, valued at $5,740, in settlement of $6,000 in accounts payable.  A gain of $60 has been recognized in connection with this transaction.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

5.  Stockholders’ deficiency (continued)

(a)  Common stock transactions (continued)

On May 31, 2016, the Company’s board of directors created three new classes of preferred stock:

Series A Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Company, at $0.10 per common share.  10,000 shares authorized.

Series B Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Company, at the rate of $0.03 per common share.  5,000 shares authorized.

Series C Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Company, at the rate of $0.03 per common share.  5,000 shares authorized.

On June 2, 2016, the Company issued 1,225 shares of its Series A Convertible Preferred stock for cash proceeds of $1,225,000.

Also on June 2, 2016, the Company issued 1,005 shares of its Series A Convertible Preferred stock, valued at $1,005,000, to holders of its 10% senior convertible notes in settlement of $792,355 of accrued interest; a loss of $212,645 has been recognized in connection with this transaction.

On June 2, 2016, the Company issued 3,900 shares of its Series B Convertible Preferred stock, valued at $3,900,000, to holders of its 10% senior convertible notes in settlement of $2,835,025 in principal and $248,850 of accrued interest; a loss of $816,125 has been recognized in connection with this transaction.

On June 2, 2016, the Company issued 2,325 shares of its Series C Convertible Preferred stock, valued at $2,325,000, to holders of its 10% senior convertible notes in settlement of $1,603,802 in principal; a loss of $721,198 has been recognized in connection with this transaction.

On June 22, 2016, the Company issued 860 shares of its Series C Convertible Preferred stock, valued at $860,000, to holders of its 10% senior convertible notes in settlement of $688,431 in principal and $170,983 of accrued interest; a loss of $586 has been recognized in connection with this transaction.

 (b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Selling, general and administrative	$ 124,529	$ 195,581	$ 263,996	$ 234,548
Research and development	--	95,905	--	95,905
Total stock-based compensation included in expenses	$ 124,529	$ 291,486	$ 263,996	$ 330,453

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes and convertible promissory notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

7.  Loss per share

As the Company incurred a net loss during the six months ended June 30, 2016, and during the six months ended June 30, 2015, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	36,379,793	195,772,969
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	23,842,157	16,730,154
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	--
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	--
Common shares issuable on conversion of the Series C
convertible preferred stock	106,166,667
Stock options	7,500,000	6,500,000
Total	326,188,617	219,003,123

8.  Related party transactions

Included in 10% senior convertible notes payable (note 3) is $nil (December 31, 2015 – $518,949) payable to a director and to a company controlled by a director, and $nil (December 31, 2015: $47,558) payable to an individual related to a director and a company controlled by an individual related to a director.

$57,305 (December 31, 2015: $367,051) in accrued interest charges relating to the 10% senior convertible notes is included in accrued liabilities at June 30, 2016.  $14,124 (2015: $15,366) and $24,007 (2015: $30,678), respectively, is included in interest and financing costs for the three and six months ended June 30, 2016, respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2016

(In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2016, nor during the six months ended June 30, 2015.  Interest paid in cash during the six months ended June 30, 2016 was $207,367 (2015:  $76,188).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2016 and 2015:

	2016	2015

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 217,484	$ 94,635
Issuance of the Company’s common stock as compensation to consultants	283,330	236,500
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	6,000	--
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	98,034	995,616
Issuance of the Company’s Series A convertible preferred stock in settlement
of accrued interest on the 10% senior convertible notes	792,355	--
Issuance of the Company’s Series B convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	3,083,875	--
Issuance of the Company’s Series C convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	2,292,233	--
Issuance of the Company’s 10% senior convertible notes in settlement of
previously issued 10% senior convertible notes and accrued interest thereon	--	288,308
Issuance of the Company’s common stock in settlement of accrued interest
on the 10% senior convertible notes	--	54,231
Issuance of the Company’s stock purchase options as compensation to	--	207,794
Total	$ 6,773,311	$ 1,877,084

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended June 30, 2016, under conditions substantially identical to those existing at June 30, 2016.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

On July 7 and July 18, 2016, the Company issued an aggregate of 2,162,050 shares of its common stock to an accredited investor pursuant to the conversion of $36,500 in principal amount and $1,847.78 of accrued interest on our convertible promissory notes.

During July 7 to August 2, 2016, the Corporation paid an aggregate of $100,000 in settlement of $100,000 of principal amount and accrued interest of its 10% senior convertible notes.

On August 5, 2016, the Corporation paid $74,472 in settlement of a convertible promissory note.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2015 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2016 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue: We had no revenue during the three months ended June 30, 2016, nor during the three months ended June 30, 2015.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2016, we incurred a total of $215,063, as compared to $271,374 during the three months ended June 30, 2015.  There was an overall decrease in selling, general and administrative expenses of $56,311 (21%) during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

During the three months ended June 30, 2015, the fair value of stock options granted to consultants resulted in $111,889 in remuneration expense for which there was no comparable transaction during the three months ended June 30, 2016, which was the primary reason for the decrease in selling, general and administrative expense.  This decrease was partially offset by an increase in the fair value of stock-based compensation recognized as expense during the three months ended June 30, 2016 as compared with the three months ended June 30, 2015, relating to the amortization of prepaid balances for service contracts.  There were more active contracts due to the Company’s increased efforts in raising funds required to complete its product development and sales and marketing initiatives.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2016, we incurred a total of $244,849, as compared to $204,184 during the three months ended June 30, 2015 on research and development activities. There was an overall increase in research and development expenses of $40,665 (20%) during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the three months ended June 30, 2016 as compared with the three months ended June 30, 2015, due to a higher level of development activity undertaken.

During the three months ended June 20, 2016, the primary focus of our development activity was testing Validian’s technology on a particular cloud platform, adding the ability to scale rapidly on that cloud platform, designing and architecting more secure features and capabilities for a third module to be developed and supporting the integration of Validian’s core technology by certain channel partners into their applications and solutions.

During the three months ended June 30, 2015, the primary focus of our development activity was testing Validian-enabled mobile applications including changing the information and crypto policies of levels of compression, encryption algorithms and cryptographic keys on the fly; testing secure peer-to-peer communications; developing a secure advertising channel; and research and/or development for extending our cyber security technology to secure access to servers and data bases and to protect the access, retrieval, transfer, receipt and storage of digital information on servers, data bases and memory.

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2016 and during the three months ended June 30, 2015 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended June 30, 2016, we incurred $331,365 in interest and financing costs, a decrease of $35,976 (12%) from the $295,389 in interest and financing costs incurred during the three months ended June 30, 2015.

The $331,365 in interest and financing costs we incurred during the three months ended June 30, 2016 is comprised of $174,148 of interest paid and payable to the holders of our debt; $3,185 of accretion of our 10% senior convertible notes; $144,710 of accretion of our convertible promissory notes; and $9,322 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.  The $295,389 in interest and financing costs we incurred during the three months ended June 30, 2015 is comprised of $193,955 of interest paid and payable to the holders of our debt; $34,044 of accretion of our 10% senior convertible notes; $61,437 of accretion of our convertible promissory notes; and $5,953 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2015; a significant portion of these notes remain in default as at June 30, 2016.  In accordance with the default provision of the 10% senior convertible notes, and the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended June 30, 2016, and for the three months ended June 30, 2015 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the three months ended June 30, 2016 was less than the fair value of equity components relating to similar notes issued during the three months ended June 30, 2015, which resulted in a decrease of $30,859 (91%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes increased by $83,273 (135%) as a result of the equity component of this class of notes outstanding during the three months ended June 30, 2016 being greater than the equity component of these notes outstanding during the three months ended June 30, 2015..

Interest paid and payable to the holders of our debt decreased by $19,807 (10%), primarily as a result of an overall decrease of $5,181,506 in the principal balance of our interest-bearing debt during the period from June 30, 2015 to June 30, 2016.

Loss on extinguishment of debt:  During the three months ended June 30, 2016, we issued Class A, Class B and Class C convertible stock in settlement of certain of the 10% senior convertible notes and accrued interest thereon.  There was an aggregate loss on these financing transactions of $1,750,554.  We also settled $3,000 in accounts payable and accrued liabilities by issuing common stock, which resulted in a gain of $350 on the settlement.  There were no comparable transactions during the six months ended June 30, 2015.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended June 30, 2016, and during the three months ended June 30, 2015, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $5,327 and $25,918, respectively.

Net loss: We incurred a loss of $2,546,808 (rounded to $0.01 per share) for the three months ended June 30, 2016, compared to a loss of $797,006 (rounded to $0.00 per share) for the three months ended June 30, 2015.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenue: We had no revenue during the six months ended June 30, 2016, nor during the six months ended June 30, 2015.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2016, we incurred a total of $439,499, as compared to $393,541 during the six months ended June 30, 2015.  There was an overall increase in selling, general and administrative expenses of $45,958 (12%) during the six months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The increase in selling, general and administrative expenses was primarily a result of an increase in the fair value of stock-based compensation recognized as expense during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015, relating to the amortization of prepaid balances for service contracts.  There were more active contracts due to the Company’s increased efforts in raising funds required to complete its product development and sales and marketing initiatives.  This increase was partially offset by the fair value of stock options granted to consultants for which there was no comparable transaction during the six months ended June 30, 2016.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2016, we incurred a total of $459,095, as compared to $272,747 during the six months ended June 30, 2015 on research and development activities. There was an overall increase in research and development expenses of $186,348 (68%) during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015, due to a higher level of development activity undertaken.

During the six months ended June 30, 2016, the primary focus of our development activity was migrating Validian’s technology to particular cloud platforms; migrating Validian’s technology to certain Linux platforms; supporting the development of added features into a customer’s mobile communications application; developing a second module of secure features and capabilities that can be integrated rapidly into existing or new applications and solutions; and supporting the integration of Validian’s core technology by certain channel partners into their applications and solutions.

During the six months ended June 30, 2015, the primary focus of our development activity was the creation of a prototype to enable testing of our software on mobile applications; testing Validian-enabled mobile applications including changing the information and crypto policies of levels of compression, encryption algorithms and cryptographic keys on the fly; testing secure peer-to-peer communications; developing a secure advertising channel; and research and/or development for extending our cyber security technology to secure access to servers and data bases and to protect the access, retrieval, transfer, receipt and storage of digital information on servers, data bases and memory.

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2016 and during the six months ended June 30, 2015 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the six months ended June 30, 2016, we incurred $645,134 in interest and financing costs, a decrease of $523,889 (45%) from the $1,169,023 in interest and financing costs incurred during the six months ended June 30, 2015.

The $645,134 in interest and financing costs we incurred during the six months ended June 30, 2016 is comprised of $354,757 of interest paid and payable to the holders of our debt; $18,079 of accretion of our 10% senior convertible notes; $254,554 of accretion of our convertible promissory notes; and $17,744 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.  The $1,169,023 in interest and financing costs we incurred during the six months ended June 30, 2015 is comprised of $412,950 of interest paid and payable to the holders of our debt; $535,388 of accretion of our 10% senior convertible notes; $205,857 of accretion of our convertible promissory notes; and $14,828 of amortized deferred finance fees relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2015; a significant portion of these notes remain in default as at June 30, 2016.  In accordance with the default provision of the 10% senior convertible notes, and the promissory notes, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of either of these instruments issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the six months ended June 30, 2016, and for the six months ended June 30, 2015 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the six months ended June 30, 2016 was less than the fair value of equity components relating to similar notes issued during the six months ended June 30, 2015, which resulted in a decrease of $517,309 (97%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes increased by $48,697 (24%) as a result of the equity component of this class of notes outstanding during the six months ended June 30, 2016 being greater than the equity component of these notes outstanding during the six months ended June 30, 2015..

Interest paid and payable to the holders of our debt decreased by $58,193 (14%), primarily as a result of an overall decrease of $5,181,506 in the principal balance of our interest-bearing debt during the period from June 30, 2015 to June 30, 2016.

Loss on extinguishment of debt:  During the six months ended June 30, 2016, we issued Class A, Class B and Class C convertible stock in settlement of certain of the 10% senior convertible notes and accrued interest thereon.  There was an aggregate loss on these financing transactions of $1,750,554.  We also settled $6,000 in accounts payable and accrued liabilities by issuing common stock, which resulted in a gain of $260 on the settlement.  There were no comparable transactions during the six months ended June 30, 2015.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the six months ended June 30, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency translations of $95,899; during the six months ended June 30, 2015, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency translations of $67,940.

Net loss: We incurred a loss of $3,389,921 (rounded to $0.01 per share) for the six months ended June 30, 2016, compared to a loss of $1,767,653 (rounded to $0.00 per share) for the six months ended June 30, 2015.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $578,144 during the six months ended June 30, 2016, from a balance of $38,458 at December 31, 2015, to $616,602 at June 30, 2016.  This increase in cash resulted primarily from our issuance of 1,225 shares of our Series A convertible preferred stock for proceeds of 1,225,000.  We also received proceeds of 298,775, net of repayments, original issue discount and finance fees, from the issuance of our convertible promissory notes; and $31,548, net of repayments, from the issuance of our 10% senior convertible notes.

The net increase in cash resulting from our financing activities during the period was partially offset by our cash used in operations of $977,179, which resulted from our net loss of $3,389,921.

We added an explanatory paragraph to our interim consolidated financial statements for the six months ended June 30, 2016.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2016, we had negative working capital of $3,974,867 and an accumulated deficit of $51,664,246; for the six months then ended we had a net loss of $3,389,921, and negative cash flow from operations of $977,179.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2015.  A substantial amount of these notes remain unpaid as of June 30, 2016.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at June 30, 2016 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third or fourth quarter of 2016, however we cannot be assured that this will be the case.  During the six months ended June 30, 2016, we entered into contracts with one new consultant.  During the next three months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2016, we issued 1,225 shares of our Series A convertible preferred shares for proceeds of $1,225,000; we issued $298,775, net of repayments, original issue discount and finance fees, of our convertible promissory notes; and we issued $31,548, net of repayments, of our 10% senior convertible notes, which generated cash to fund operations.  During this period, we also issued an aggregate of 16,774,878 shares of our common stock in settlement of $209,000 of our convertible promissory notes plus $8,484 in accrued interest thereon; 3,267,808 shares of our common stock in settlement of $76,500 of our 10% senior convertible notes plus $21,534 in accrued interest thereon; 1,005 shares of our Series A convertible preferred stock in settlement of $792,355 in accrued interest on the 10% senior convertible notes; 3,900 shares of our Series B convertible preferred stock in settlement of $2,835,025 of our 10% senior convertible notes plus 248,850 in accrued interest thereon;

and 3,185 shares of our Series C convertible preferred stock in settlement of $2,292,233 of our 10% senior convertible notes plus $170,983 in accrued interest, all of which reduced the amount of cash that would otherwise have been required to settle these liabilities; we issued 210,000 shares of our common stock to the holders of our 10% senior convertible notes issued during the period, which reduced the coupon rate of interest which would otherwise have been incurred; we issued 200,000 shares of our common stock in settlement of $6,000 in accounts payable; and we issued 9,100,000 shares as compensation to consultants, which reduced the amount of cash which would otherwise have been required to retain the consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Our accountant is the only person involved in the data entry function, and since the departure of our chief financial officer in 2008, our chief executive officer has assumed the role of chief financial officer.  We are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

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

Signing authority with respect to corporate bank accounts.  Since the departure of our Chief Financial Officer and Treasurer in July 2008, the positions of Director, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, Secretary and Treasurer have been held by one person.  This individual has sole signing authority for the Company’s bank accounts.  Our Accountant monitors our bank accounts on a regular basis, however there can be no assurance that unauthorized or unsupported transactions will not occur.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no material changes to these risk factors during the six months ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2015.  A significant amount of these notes remained unpaid as of June 30, 2016, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes and the promissory notes will remain in default.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  August 22, 2016

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  August 22, 2016