Form 10-K
period 2016-12-31
VALIDIAN CORP
filed 2017-04-17
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2018
Estimated average burden hours per response: 2100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.034) and asked ($0.035) price of the registrant’s Common Stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,775,753, based upon the average between the closing bid and asked price ($0.0345) multiplied by the 399,297,189 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 7, 2017: 447,924,103.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 1673 (11-14)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2016

PART I

4

Item 1.  Description of Business.

4

Item 1A.  Risk Factors

9

Item 2.  Description of Properties.

18

Item 3.  Legal Proceedings.

18

Item 4.  Mine Safety Disclosures

18

PART II

19

Item 5.  Market for Common Equity and Related Stockholder Matters.

19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

21

Item 8.  Financial Statements.

30

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

58

Item 9A(T).  Controls and Procedures.

58

Item 9B.  Other Information.

60

PART III

61

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a)

of the Exchange Act.

61

Item 11. Executive Compensation.

62

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

63

Item 13.  Certain Relationships and Related Transactions.

65

Item 14.  Principal Accountant Fees and Services

65

PART IV

66

Item 15.  Exhibits and Financial Statement Schedules

66

SIGNATURES

67

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding the protection of digital information and application security.  Validian Protect is software only cyber security technology comprising an Application and Data Protection Platform and a Data Protection Module, which protect the complete life cycle of data by providing secure access, retrieval, transfer, receipt, storage and usage of digital information on mobile, Cloud, web, local and network applications, devices, servers, databases and memory at rest, in transit and in usage using wired, wireless and mobile networks and most mainstream technology platforms. ValidianProtect enables the next generation of secure Mobile Messaging and Communications, Cloud Computing, Cloud Storage, Distributed Computing and Web Application and WebPortal Access and Usage, Software Defined Networking, the Internet of Things and SCADA, for computers, servers, data bases, intelligent sensors, tablets and SmartPhones. The Company provides solutions that can be customized to the client's business process to ensure end-to-end authenticity, integrity and custody of high value digital assets. Incorporated in the United States, Validian has offices in the United States and Canada.

Our Technology

Our technology is based upon our intellectual property and was used to develop our products.

Our Intellectual Property

Our intellectual property includes an addressing scheme, an authentication process and a key exchange process for all parties and application end points to a communication, thus offering an authentication model for secure access to applications and data, secure data exchanges, secure storage of data and secure usage of data. It also includes an encryption function using standard algorithms: that encrypts data from within an originating application and decrypts the data within the receiving application for secure transfer of data between applications; and that encrypts data for storage. It also enables IT managers on demand to change cyber security and information policies including encryption algorithms, keys, key life time and level of compression and to distribute these automatically, immediately and transparently to all end points without having to re-develop or re-install the software.

Our technology provides benefits, by enabling users:

*

to protect the transfer, storage and usage of data through an integrated and seamless approach;

*

to develop and use existing interactive, distributed mobile, cloud, web, local and network applications (like e-commerce and m-commerce, e-banking and m-banking, e-health and m-health and e-loyalty and m-loyalty, mobile messaging and social media applications as well as  network applications in software defined networks, internet of things and SCADA) with an integrated security model; and

*

to dynamically change and distribute to all end points information and crypto policies, including encryption algorithms, keys, key life time and level of compression, without having to re-develop or re-install the software.

Based on this technology, we have developed the products described below.

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

IT departments that serve their organization with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the protection of the transfer, storage and usage of data within and between applications and over distributed networks; and

*

cloud platform and cloud solution providers, independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges of data between, and protect the storage and usage of their data within, their customers’ partners, suppliers and other participants.

Potential customer technology sectors include mainstream technology platforms such as:

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

Marketing Strategy and Distribution Channels

We have initiated a marketing program in North America, Latin America, Europe, the Middle East and Asia Pacific to bring our products to the marketplace. This program has two components: direct and channel sales.

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

Currently, we have agreements with channel partners in the U.S. and Canada who have partners and customers in North America, Latin America, Europe, the Middle East and Asia Pacific.

Marketing Analysis

During the year ended December 31, 2016, we utilized the services of industry specialists in the cloud, mobile messaging and social media, health care, defense, public safety, banking, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

provision, management and governance of cyber security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At March 31, 2016 we had three sales representatives.

Marketing Expenses

The main expense factors for our marketing campaign are for:

*

personnel, both internal and outside specialists;

*

direct marketing to potential customers;

*

travel and living expenses;

*

web site development and maintenance;

*

literature preparation and distribution; and

*

participation in trade shows;

For more information, please see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our Products

Currently, we offer one main product, ValidianProtect, that can be integrated quickly to handle and protect the storage, access, transfer, receipt and usage of data thereby further enabling rapid development of consistently high quality secure applications. Previous products, ShareProtect, MedicalProtect and MediaProtect, have been discontinued as we are now concentrating on supporting rapid development of mobile, cloud, web, local and network applications by our customers and by our channel partners and their customers.

ValidianProtect (previously known as “Application Security Infrastructure (ASI)”)

ValidianProtect is application and data protection software only middleware that integrates rapidly into existing or new applications to seal off the application and its information from threats posed by malicious parties. Many different types of applications can be protected or existing applications extended; from legacy client/server applications, to fully distributed business and industrial applications, to more modern web, mobile and Cloud applications, easily and intuitively.

These applications can then be deployed on either a hosted, on-premises or cloud basis with the level of protection controlled dynamically by administrators.

The ValidianProtect product line consists of:

•

the Application & Data Protection Platform that protects against network-borne vulnerabilities such as intrusion, impersonation and interception

•

the Data Protection Module that protects against host-borne vulnerabilities such as memory-scanning and file system scanning as well as provides ready-built capabilities such as flexible control over usage and retraction of data and immediate alerts on the usage or attempted usage of data

•

a set of programming tools and SDKs that facilitate integration of the platform and module within the target application

ValidianProtect creates a virtual closed system, which Validian calls a "Realm", that encompasses and protects applications and the complete life cycle of the data in various forms and stages, including access, retrieval, transfer, receipt, storage  as well as varying usage scenarios: creation, editing, modifying, opening on screen, reading and manipulation. The Realm ensures that only authorized application endpoints can participate and provides a protective barrier against cyber attacks, oftentimes even when other cyber security measures that are present (e.g. firewalls, intrusion and threat prevention, anti-virus and anti-malware) fail, or devices have been hacked, improperly accessed, infected with malware or otherwise compromised, even through zero-day vulnerabilities. There can be an unlimited number of interconnecting or non-interconnecting Realms.

Competition

Our ValidianProtect product competes primarily with application security implementations that usually are  a fragmented patchwork of various point solutions: crypto protocols such as SSL/TLS, PKI and PGP for encrypted transport of data, which must be supplemented by separate encryption for storage of data and a range of filter technologies to protect the network or perimeter like smart firewalls, intrusion and threat prevention systems, and anti-virus and anti-malware, which do not work together seamlessly and have security gaps between them that are exploited.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2016	2015
$930,019	$607,780

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

Employees

As at April 7, 2017, we had sixteen employees and contractual personnel, including one executive officer, three sales and marketing staff, eleven in research and development and one in administration.  Eleven are located in Ottawa, Canada, two are located in the U.S.A. and three are located in Europe. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $4,261,008, and negative cash flow from operations of $1,744,539 during the year ended December 31, 2016.  During the year ended December 31, 2015, we incurred a net loss of $3,253,648 and negative cash flow from operations of $811,029.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

Some of our Internet security products utilize and incorporate encryption technology.  Exports of software products utilizing encryption technology are generally restricted by the United States and various other governments, particularly in response to the terrorist acts of September 11, 2001, ongoing terrorist attacks and actions by countries that the United States considers to be rogue.  If we do not obtain the required approvals, we may not be able to sell some of our products in international markets, which could materially adversely affect our results of operations.

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

As of April 7, 2017, we have 7,500,000 outstanding options or warrants to purchase shares of our common stock.

We have two existing stock option plans, one of which had 412,302 shares remaining for issuance as of April 7, 2017, the second of which had 2,087,698 shares remaining for issuance as of April 7, 2017.  Future options issued under these plans may have dilutive effects.

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

As of April 7, 2017, we had outstanding 447,924,103 shares of our common stock, of which approximately 91,418,179 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of April 7, 2017, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 10.8% of the outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

The following table sets forth the range of high and low bid quotes of our common stock for the periods noted as reported by the OTC Market QB.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2015
January 1 to March 31	0.0525	0.0314
April 1 to June 30	0.04	0.0268
July 1 to September 30	0.0691	0.023
October 1 to December 31	0.04	0.026
2016
January 1 to March 31	0.034	0.02
April 1 to June 30	0.0372	0.0201
July 1 to September 30	0.054	0.302
October 1 to December 31	0.046	0.03
2017
January 1 to March 31	0.034	0.0227

On April 7, 2017, the closing price of our common stock was $0.027 per share.

(b)

Holders -- There were approximately 235 holders of record of our common stock as of April 7, 2017, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of April 7, 2017 was 447,924,103 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2016, we issued the following:

*

an aggregate of 3,012,922 shares of its common stock from October 3 to November 7, 2016 to holders of the 10% senior convertible notes, in settlement of $75,000 of principal and $15,388 in accrued interest on the notes.

*

an aggregate of 1,133,333 shares of its common stock on October 31, 2016 to a holder of 34 Series C Preferred Shares, in settlement of $34,000 of principal of the 34 Series C Preferred Shares.

*

2,121,474 shares of our common stock to an accredited investor pursuant to the conversion on November 17 of $30,000 in principal amount and $1,249 in accrued interest on our convertible promissory notes;

*

an aggregate of 395 of our Series C preferred shares on November 14, in settlement of $500,000 in principal of our 10% senior convertible notes;

*

an aggregate of 13,166,667  shares of its common stock on November 21, 2016 to a holder of 395 Series C Preferred Shares, in settlement of $395,000 of principal of 395 Series C Preferred Shares.

During the period from January 1 to April 7, 2017, we issued the following:

*

An aggregate of 3,635,727 shares of our common stock to accredited investors pursuant to conversions on February 28, and March 7, 2017 of an aggregate of $59,892 in principal amount plus accrued interest on our convertible promissory notes;

*

An aggregate of 1,081,306 shares of our common stock to accredited investors pursuant to conversions on March 7, 2017 of an aggregate of $15,641 in principal amount plus accrued interest on our convertible promissory notes;

*

An aggregate of 865,572 shares of our common stock to accredited investors pursuant to conversions on March 28, 2017 of an aggregate of $10,473 in principal amount plus accrued interest on our convertible promissory notes.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2016 and 2015 and with respect to the consolidated balance sheets as at December 31, 2016 and 2015, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2016	2015
Operations Data
Income	$ 475,000	$ --
Selling, general and administrative	897,497	825,058
Research and development	930,019	607,780
Depreciation of property and equipment	--	847
Other expenses, net	2,908,492	1,819,963
Net loss	$ 4,261,008	$ 3,253.648

	Year Ended December 31
	2016	2015
Cash Flows Data
Net cash used in operating activities	$ (1,744,539)	$ (811,029)
Net cash used in investing activities	--	--
Net cash provided by financing activities	1,897,845	752,084
Effects of exchange rates on cash and cash equivalents	--	--
Net increase (decrease) in cash and cash equivalents	$ 153,306	$ (58,945)

	December 31
Balance Sheet Data	2016	2015
Cash	$ 191,764	$ 38,458
Total current assets	283,328	299,794
Total assets	283,328	299,794
Total current liabilities	3,996,121	11,166,071
Stockholders’ deficiency	$ (3,712,793)	$ (10,866,277)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2016 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2016.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2016 Consolidated Financial Statements.

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

Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – stock compensation”).  ASC Topic 718 requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model, and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2017.  Our major initiatives through December 31, 2017 are:

*

obtaining commercial sales of our products, and continuing our current marketing program;

*

developing and improving product agents to perform specialized functions common to many e-commerce sites and m-commerce; and

*

furthering the development of our products.

For more information, please see “Part 1. Item 1: Description of Business – Our Technology.”

Sales and Marketing Plans:  We will continue our marketing process with our focus being potential customers located in North America, Latin America, Europe, the Middle East and Asia Pacific.  The potential customers and our current marketing program are more fully described in “Part 1. Item 1: Description of Business - Target Market.”

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of social media, public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $100,000 on our marketing efforts during the year ending December 31, 2017.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $200,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2017.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2017 are expected to total $300,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2017.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2017 will be $900,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $262,000 on general and administrative activities during the year ending December 31, 2016.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,472,000 for all expenses during the year ending December 31, 2017, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

Since entering the development stage, we have obtained financing through the private placement of preferred shares, debt, convertible debentures, common stock and warrants, and through the exercise of some of these warrants.     Until such time as we generate sufficient revenues from the licensing of our software applications, we will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of debt offerings or equity offerings, including but not limited to:

*

debt instruments, including demand notes and convertible notes similar to those discussed below in “Liquidity and Capital Resources”;

*

private placements of preferred shares and of common stock;

*

exercise of stock options at a weighted average exercise price of $0.04 per share; or

*

funding from potential clientele or future industry partners.

Results of Operations

In this section, we discuss our operations for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2016 compared to the fiscal year ended December 31, 2015

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

During the year ended December 31, 2016, we entered into a Software License Agreement with a customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $400,000 was paid on signing for the license and integration, which integration was completed during 2016. A royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application. We also entered into a Software License Agreement with another customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $75,000 was paid on signing for the license and another payment of $75,000 is due upon the integration, which is scheduled for completion during 2017, plus a royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2016 we incurred a total of $897,497, as compared to $825,058, during the year ended December 31, 2015.  There was an overall increase in selling, general and administrative expenses of $72,439 (9%).

The increase in selling, general and administrative expenses occurred primarily as a result of an increase in remuneration for consultants engaged to assist in our sales and marketing, and investor relations activities.  There were also higher costs for marketing research, as we sought to develop appropriate strategies for introducing our products to the marketplace.  These increases were partially offset by a reduction in stock-based remuneration for administrative consultants.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2016, we spent $930,019 developing our software applications, compared to $607,780 during the year ended December 31, 2015.  There was an overall increase in research and development expenses of $322,239 (53%).

The increase in research and development expenses occurred primarily as a result of our engaging additional personnel to assist in our research and development activities; below is a summary of these activities during the year.

Q1 2016

During Q1 2016, the primary focus of our development activity was on migrating Validian's technology to particular cloud platforms; migrating Validian's technology to certain Linux platforms; supporting the development of added features into a trial customer's mobile communications application; developing an additional module of secure features and capabilities that can be integrated rapidly into existing or new applications and solutions; and supporting the integration of Validian's core technology by certain channel partners into their applications and solutions.

Q2 2016

During Q2 2016, the primary focus of our development activity was testing Validian’s technology on a particular cloud platform, adding the ability to scale rapidly on that cloud platform, designing and architecting more secure features and capabilities for a third module to be developed and supporting the integration of Validian’s core technology by certain channel partners into their applications and solutions

Q3 2016

During Q3 2016, primary focus of our development activity was testing Validian's technology on a particular cloud platform, adding the ability to scale rapidly on that cloud platform, designing and architecting additional secure features and capabilities for a third module to be developed, and supporting the integration of Validian's core technology by certain channel partners and customers into their applications and solutions.

Q4 2016

During Q4 2016, the primary focus of our development activity was adding the ability and support for a number of roaming aspects and configurations to Validian's core technology, designing the ability of Validian's software and Validian-enabled applications to scale up and down automatically on cloud platforms, designing the migration of Validian's core technology to the Red Hat Enterprise Linux operating system and the Apple iOS operating system, supporting integration of Validian's core technology into partner and customer applications, and ongoing testing of these applications and Validian's core technology.

Depreciation of property and equipment: Depreciation of property and equipment was $nil during the year ended December 31, 2016, a decrease of $847 (100%), from the $847 charged to depreciation expense during the year ended December 31, 2015.  All of our capital assets became fully depreciated during the year ended December 31, 2015, which eliminated the periodic depreciation charges associated with those assets, resulting in a reduction in expense year-to-year.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2016 and during the year ended December 31, 2015 consisted of interest and financing costs associated with our 10% senior convertible notes, our convertible promissory notes, and our promissory notes.  During the year ended December 31, 2016, we incurred $1,209,927 in interest and financing costs, a decrease of $807,882 (40%) over the $2,017,809 in interest and financing costs incurred during the year ended December 31, 2015.

The $1,209,927 in interest and financing costs we incurred during the year ended December 31, 2016 is comprised of $556,056 of interest paid and payable to the holders of our debt; $598,835 of accretion on our 10% senior convertible notes, our promissory notes and our convertible promissory notes; $28,266 in amortization of original issue discount on our convertible promissory notes; and $26,770 of financing costs.  The $2,017,809 in interest and financing costs we incurred during the year ended December 31, 2015 is comprised of $816,477 of interest paid and payable to the holders of our debt; $1,172,877 of accretion on our 10% senior convertible notes and convertible promissory notes; $122 in amortization of original issue discount on our convertible promissory notes; and $28,333 of financing costs.

Aggregate interest and financing costs decreased by $807,882 (40%) during the year ended December 31, 2016 as compared with the year ended December 31, 2015. There was a decrease of $261,421 (32%) in coupon rate interest charges, which occurred primarily as a result of a net decrease of $5,334,053 in the principal balance of our interest-bearing notes during the year.  The decrease in interest resulting from the decrease in principal outstanding on our interest-bearing notes was partially offset by $142,280 in prepayment bonus incurred in accordance with the prepayment provision on our convertible promissory, notes during 2016, an increase of $33,830 (31%) over the $108,450 in prepayment bonus we incurred during 2015.

Charges to interest as a result of accretion decreased by $574,042 (49%), as a result of the equity components of notes issued during 2016 having a lower relative fair value than those issued during 2015.

Financing costs relate to our convertible promissory notes and our promissory notes, and are deferred at issuance and amortized over the life of the note.  During the year ended December 31, 2016, we paid $29,750 in finance costs on new notes issued, as compared with $29,000 paid on new notes issued during the year ended December 31, 2015.  Financing costs recognized as expense through periodic amortization charges decreased by $1,563 (5%) during the year ended December 31, 2016 as compared with the year ended December 31, 2015.

During the year ended December 31, 2016, we paid $57,611 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note.  $28,266 in original issue discount was recognized as expense through periodic amortization charges during the year. During the year ended December 31, 2015, we paid $3,500 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note.  $122 in original issue discount was recognized as expense through periodic amortization charges during the year; there were no comparable costs during the year ended December 31, 2015.

Loss on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2016, we recognized a net gain of $260 on the issuance of 200,000 shares of our common stock in settlement of $6,000 in accounts payable and accrued liabilities; a loss of $212,645 on the issuance of 1,005 shares of our Series A Convertible Preferred stock in settlement of $792,355 of accrued interest on our 10% senior convertible notes; a loss of $816,125 on the issuance of 3,900 shares of our Series B Convertible Preferred stock in settlement of $2,835,025 of our 10% senior convertible notes and $248,850 in accrued interest thereon; and a net loss of $616,784 on the issuance of 3,580 shares of our Series C Convertible Preferred stock in settlement of $2,792,233 of our 10% senior convertible notes and $170,983 in accrued interest thereon.

During the year ended December 31, 2015, we recognized a loss of $1,000 on the issuance of 166,667 shares of our common stock in settlement of $5,000 in accounts payable and accrued liabilities.

Other income (expense):  Other income (expense) is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the year ended December 31, 2016 December 31, 2015, the Canadian dollar gained strength in relation to the United States dollar, resulting in a net loss of $53,271 on foreign currency translations.  During the year ended December 31, 2015, the Canadian dollar lost strength in relation to the United States dollar, resulting in a net gain of $198,846 on foreign currency translations.

Net loss: We incurred a loss of $4,261,008 ($0.01 per share) for the year ended December 31, 2016, compared to a loss of $3,253,648 ($0.01 per share) for the year ended December 31, 2015.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $153,306 during the year ended December 31, 2016, from a balance of $38,458 at December 31, 2015, to $191,764 at December 31, 2016, primarily as a result of our financing activities, which generated net proceeds of $1,897,845 from the issuance of our Series A Convertible preferred shares, our 10% senior convertible notes and our promissory notes, net of repayments and debt issuance costs.  This increase in cash was substantially offset by our net loss of $4,261,008 for the year, which resulted in net cash used in operations of $1,744,539.    Our cash and cash equivalents decreased by $58,945 during the year ended December 31, 2015, from a balance of $97,403 at December 31, 2014, to $38,458 at December 31, 2015, primarily as a result of our net loss of $3,253,648 for the year, which resulted in net cash used in operations of $811,029.  This decrease in cash was substantially offset by our financing activities, which generated $752,084 from the issuance of 10% senior convertible notes and convertible promissory notes, net of repayments and finance fees relating to these notes, and the repayment of our promissory notes.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2016.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2016, we had negative working capital of $3,712,793 and an accumulated deficit of $52,660,416; we incurred a net loss of $4,261,008, and negative cash flow from operations of $1,744,539 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2016 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We had our first commercial sales during the year ended December 31, 2016; we anticipate further commercial sales during the second or third quarter of 2017, however we cannot be assured that this will be the case.  During the year ended December 31, 2016, we engaged nine new consultants to provide marketing and investor relations services; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2016, we issued 1,225 of our Series A Convertible Preferred shares for proceeds of $1,225,000; $20,206, net of repayments, of our 10% senior convertible notes; $577,639, net of finance fees, original issue discount and repayments, in convertible promissory notes; and $75,000, net of finance fees, in promissory notes, which generated cash for funding operations.  We also issued 200,000 shares of our common stock in settlement of accounts payable; 6,280,729 shares of our common stock in settlement of 10% senior convertible notes and accrued interest thereon; 23,962,703 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon; 1,005 shares of our Series A convertible preferred shares in settlement of 10% senior convertible notes and accrued interest thereon; 3,900 shares of our Series B convertible preferred shares in settlement of 10% senior convertible notes and accrued interest thereon; and 3,580 shares of our Series C convertible preferred shares in settlement of 10% senior convertible notes and accrued interest thereon , all of which reduced the cash which would otherwise have been required to settle these liabilities.  We issued 210,000 shares of our common stock pursuant to the terms of 10% senior convertible notes issued during the year, and 750,000 shares of our common stock pursuant to the terms of promissory notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.  In addition to these financing activities, we issued an aggregate of 9,100,000 shares of our common stock to consultants as consideration for services rendered and to be rendered, which reduced the amount of cash which would otherwise be required to engage these personnel.

During the period from January 1 to April 7, 2017, we issued $144,500, net of finance fees and original issue discount, of our convertible promissory notes, the proceeds of which were used to fund operations.  Additionally, we issued an aggregate of 5,582,605 shares of our common stock to holders of our convertible promissory notes on conversion of the notes and accrued interest thereon, which reduced the cash which would otherwise have been required to settle these liabilities.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2016 increased by approximately 53% as compared to the year ended December 31, 2015.  Selling, general and administrative expenses for the year ended December 31, 2016 increased by approximately 9% as compared to the year ended December 31, 2015.  The changes in these expenses occurred as a result of several factors, as explained under “Results of Operation.”

Our plans with respect to future staffing will be dependent upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2017.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

Years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

We have audited the accompanying balance sheet of Validian Corporation as of December 31, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

We have audited the accompanying balance sheet of Validian Corporation as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016.  Validian Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Validian Corporation as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

April 14, 2017

VALIDIAN CORPORATION Consolidated Balance Sheets December 31, 2016 and 2015 (In U.S. dollars)
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$ 191,764	$ 38,458
Value added taxes recoverable	34,020	23,632
Prepaid expenses	57,544	237,704
Total current assets	283,328	299,794

Total assets	$ 283,328	$ 299,794

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 443,910	$ 398,636
Accrued liabilities	2,119,910	3,306,185
Accrued interest on 10% notes payable to related parties (note 11)	4,001	367,051
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	112,784	36,250
10% Senior convertible notes (note 5)	962,739	6,154,784
10% Senior convertible notes payable to related parties (notes 5 and 11)	–	566,507
Convertible promissory notes (note 6)	32,777	16,658
Total current liabilities	3,996,121	11,166,071

Total liabilities	3,996,121	11,166,071

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2016 and 2015)	–	–
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 10,000 shares; issued and outstanding 2,230 shares
in 2016 and Nil shares in 2015)	2	–
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 5,000 shares; issued and outstanding 3,900 shares
in 2016 and Nil shares in 2015)	4	–
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 5,000 shares; issued and outstanding 3,151 shares
in 2016 and Nil shares in 2015)	3	–
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2016 and in 2015; Issued and outstanding 442,341,498 shares
in 2016 and 387,538,066 shares in 2015 (note 7(a))	442,342	387,538
Additional paid-in capital	48,555,010	37,024,381
Deficit	(52,660,416)	(48,228,458)
Treasury stock (7,000 shares in 2016 and 2015 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(3,712,793)	(10,866,277)
Future operations (note 2(a))
Guarantees and commitments (note 12)
Subsequent events (note 17)
Total liabilities and stockholders deficiency	$ 283,328	$ 299,794

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION Consolidated Statements of Operations Years ended December 31, 2016 and 2015 (In U.S. dollars)

	2016	2015

Income:
Software licensing fees	$ 475,000	$ –

Total Income	475,000	–

Expenses:
Selling, general and administrative	897,497	825,058
Research and development	930,019	607,780
Depreciation of property and equipment	–	847

Total Expenses	1,827,516	1,433,685

Loss before the undernoted	(1,352,516)	(1,433,685)

Other income (expenses):
Loss on extinguishment of debt and accrued
liabilities (note 9)	(1,645,294)	(1,000)
Interest and financing costs (notes 9 and 11)	(1,209,927)	(2,017,809)
Other	(53,271)	198,846

Total other income (expenses)	(2,908,492)	(1,819,963)

Net loss	$(4,261,008)	$(3,253,648)

Loss per common share – basic
and diluted (note 10)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding	415,187,703	352,320,391

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2016 and 2015 (In U.S. dollars)
	Common stock Number	Common stock Amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31,
2014	308,915,682	$308,916	–	–	–	–	–	–	$33,433,153	$(44,974,810)	$(49,738)	$(11,282,479)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	2,595,500	2,595	–	–	–	–	–	–	97,472	–	–	100,067
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	–	–	–	–	–	–	654,456	–	–	654,456
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 7(a) )	13,300,000	13,300	–	–	–	–	–	–	492,000	–	–	505,300
Shares issued in connection
with the conversion of 10%
senior convertible notes
and accrued interest thereon
(note 7(a))	49,352,824	49,353	–	–	–	–	–	–	1,431,259	–	–	1,480,612
Shares issued in settlement of
interest accrued on the 10%
senior convertible notes
(note 7(a))	1,807,685	1,807	–	–	–	–	–	–	52,424	–	–	54,231
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon(note 7(a) )	11,399,708	11,400	–	–	–	–	–	–	183,595	–	–	194,995
Shares issued in settlement of
Accounts payable (note 7(a))	166,667	167	–	–	–	–	–	–	5,833	–	–	6,000
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	–	–	–	–	–	–	430,436	--	--	430,436
Fair value of stock options issued
as incentives to consultants
(note 7(b))	--	--	–	–	–	–	–	–	243,753	--	--	243,753
Net loss	–	–	–	–	–	–	–	–	–	(3,253,648)	–	(3,253,648)
Balances at December 31,
2015	387,538,066	$387,538	–	$ –	–	$ –	–	$ –	$37,024,381	$(48,228,458)	$(49,738)	$(10,866,277)

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2016 and 2015 (In U.S. dollars)
	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31, 2015	387,538,066	$387,538	–	$ –	–	$ –	–	$ –	$37,024,381	$(48,228,458)	$(49,738)	$(10,866,277)
Ser. A Conv. Preferred shares
issued for cash (note 7(b))	–	–	1,225	1	–	–	–	–	1,224,999	–	–	1,225,000
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	210,000	210	–	–	–	–	–	–	5,996	–	–	6,206
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	–	–	–	–	–	–	11,873	–	–	11,873
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 7(a) )	9,100,000	9,100	–	–	–	–	–	–	274,230	–	–	283,330
Common shares issued in
connection with the conversion
of the 10% senior convertible
notes and accrued interest
thereon (note 7(a))	6,280,729	6,281	–	–	–	–	–	–	182,141	–	–	188,422
Ser. A Conv. Preferred shares
issued in connection with the
conversion of the 10% senior
convertible notes and accrued
interest thereon (note 7(b))	–	–	1,005	1	–	–	–	–	1,004,999	–	–	1,005,000
Ser. B Conv. Preferred shares
issued in connection with the
conversion of the 10% senior
convertible notes and accrued
interest thereon (note 7(b))	–	–	–	–	3,900	4	–	–	3,899,996	–	–	3,900,000
Ser. C Conv. Preferred shares
issued in connection with the
conversion of the 10% senior
convertible notes and accrued
interest thereon (note 7(b))	–	–	–	–	–	–	3,580	4	3,579,996	–	–	3,580,000
Effective discount on the beneficial
conversion feature of the Ser. C
Conv Preferred shares (note 7(d))	–	–	–	–	–	–	–	–	170,950	(170,950)	–	–
Conversion of Ser. C Conv
Preferred shares in exchange for
Common shares (notes 7(a) and
7(b))	14,300,000	14,300	–	–	–	–	(429)	(1)	(14,299)	–	–	–
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon(note 7(a) )	23,962,703	23,963	–	–	–	–	–	–	304,680	–	–	328,643
Shares issued in settlement of
Accounts payable (note 7(a))	200,000	200	–	–	–	–	–	–	5,540	–	–	5,740
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6 )	--	--	–	–	–	–	–	–	858,278	--	--	858,278
Shares issued pursuant to the
terms of the promissory notes
at issuance(note 7(b))	750,000	750	–	–	–	–	–	–	21,250	--	--	22,000
Net loss	–	–	–	–	–	–	–	–	–	(4,261,008)	–	(4,261,008)
Balances at December 31, 2016	442,341,498	$442,342	2,230	$ 2	3,900	$ 4	3,151	$ 3	$48,555,010	$(52,660,416)	$(49,738)	$(3,712,793)

VALIDIAN CORPORATION Consolidated Statements of Cash Flows Years ended December 31, 2016 and 2015 (In U.S. dollars)

	2016	2015

Cash flows from operating activities:
Net loss	$ (4,261,008)	$ (3,253.648)
Items not involving cash:
Depreciation of property and equipment	–	847
Stock-based compensation expense (note 7(c))	466,554	566,348
Non-cash interest expense	669,502	1,882,855
Non-cash sale transaction (note 5)	(400,000)	–
Loss on extinguishment of debt and accrued liabilities	1,645,294	1,000
Change in non-cash operating working
capital (note 15)	135,119	(8,431)

Net cash used in operating activities	(1,744,539)	(811,029)

Cash flows from investing activities:
Additions to property and equipment	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Issuance of Ser.A conv. Preferred shares	1,225,000	–
Issuance of 10% senior convertible notes	70,000	885,000
Issuance of convertible promissory notes	973,611	449,000
Issuance of promissory notes	82,500	–
Debt issuance costs	(29,750)	(29,000)
Original issue discount	(57,611)	(3,500)
Repayment of promissory notes	–	(10,000)
Repayment of 10% senior convertible notes	(49,794)	(298,416)
Repayment of convertible promissory notes	(316,111)	(241,000)

Net cash provided by financing activities	1,897,845	752,084

Effects of exchange rates on cash and cash equivalents	–	–

Net increase (decrease) in cash and cash equivalents	153,306	(58,945)
Cash and cash equivalents, beginning of period	38,458	97,403

Cash and cash equivalents, end of period	$ 191,764	$ 38,458

Supplementary information (note 16)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has had limited revenues to date, has negative working capital of $3,712,793, has accumulated a deficit of $52,660,416 as at December 31, 2016, and has incurred a loss of $4,261,008 and negative cash flow from operations of $1,744,539 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2016, resulting in a condition of default for all of the 10% senior convertible notes and the promissory notes; a significant portion of these notes remain in default as at December 31, 2016.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1,472,000 for the year ending December 31, 2017. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

Years ended December 31, 2016 and 2015

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

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation, and includes computer hardware and software.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware:  2 years; computer software:  1 year.

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

Years ended December 31, 2016 and 2015

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

Years ended December 31, 2016 and 2015

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2016, the Corporation had approximately $11,540,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

3.

Property and equipment:

2016
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

2015
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 33,743	$ 847
	$ 34,590	$ 33,743	$ 847

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of year	$ 36,250	$ 46,250

Note proceeds on issuance	82,500	--
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(750)	--
Allocated to additional paid-in capital	(21,250)	--
	(22,000)

Proceeds allocated to promissory notes on issuance	60,500	--

Accretion recorded as a charge to interest and financing costs	19,902	--

Principal repaid	--	(10,000)
Balance end of period	116,652	36,250

Deferred finance charges	(3,868)	--

Balance at end of year	$ 112,784	$ 36,250

During the year ended December 31, 2016, the Corporation issued $82,500 of its promissory notes, for cash, and repaid $6,000 in accrued interest on the notes.

Under the terms of the notes issued during the year ended December 31, 2016, the Corporation had the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, until maturity on January 13, 2017; interest on these notes accrued at the rate of 10% and was due at maturity.  These notes, and accrued interest thereon, were repaid in full on January 12, 2017.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

4.

Promissory notes payable (cont’d):

Holders of the notes issued during the year ended December 31, 2016 were granted 750,000 common shares of the Corporation upon issuance of the notes; $22,000, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.  The notes are being accreted to their face value, using the interest rate method, over the term of the notes.

The Corporation also incurred $7,500 in finance charges relating to the issuance of these notes.  The finance charges were deferred and are being recognized as expense over the term of the notes.

$36,250 of the promissory notes are due on demand, and bear interest at 12%; $82,500 of the notes bear interest at the rate of 10% per annum and matured on January 13, 2017.  The promissory notes are unsecured.

Included in interest and financing costs for the year ended December 31, 2016 is $7,594 (2015: $5,192) of interest paid and payable to the holders of the promissory notes; $19,902 (2015: $nil), of accretion charges; and $3,632 (2015: $nil) of finance fees.  Interest on the promissory notes paid in cash during the year ended December 31, 2016 was $6,000 (2015:  $5,100).

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of year	$ 6,721,291	$ 6,805,886

Note principal on issuance	70,000	1,173,307
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(210)	(2,595)
Allocated to additional paid-in capital	(5,996)	(97,472)
	(6,206)	(100,067)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	(11,873)	(654,456)
Proceeds allocated to 10% senior convertible notes on issuance	51,921	418,784

Accretion recorded as a charge to interest and financing costs	18,079	754,523
Principal repayments in cash	(49,794)	(298,415)
Principal converted pursuant to the terms of the notes	(151,500)	(702,597)
Principal settled through the issuance of Ser. B conv. preferred stock	(2,835,025)
Principal settled through the issuance of Ser. C conv. Preferred stock	(2,792,233)

Principal matured and settled through the issuance of new notes	--	(256,890)
Balance at end of year	962,739	6,721,291
Payable to related parties (note 13)	--	(566,507)
	$ 962,739	$ 6,154,784

During the year ended December 31, 2016, the Corporation issued $70,000 of its 10% senior convertible notes, and repaid an aggregate of $49,794 of these notes.

During the year, holders of the notes exercised the conversion feature and converted $151,500 in principal, plus $36,922 in accrued interest thereon, into 6,280,729 common shares of the Corporation’s common stock.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

5.

10% Senior convertible notes (continued):

The Corporation also settled $2,835,025 in principal and $248,850 in accrued interest through the issuance of 3,900 shares of its Series B convertible preferred stock, valued at $3,900,000; $2,792,233 in principal and $170,983 in accrued interest through the issuance of 3,580 shares of its Series C convertible preferred stock, valued at $3,579,966; $792,355 in accrued interest through the issuance of 1,005 shares of its Series A convertible preferred stock, valued at $1,005,000; and $400,000 in accrued interest through an exchange of $400,000 in accounts receivable.  An aggregate net loss of $1,645,554 was realized in connection with the settlement of principal and accrued interest.

Under the terms of the notes issued during the year ended December 31, 2016, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  $50,000 of the notes issued during 2016 are payable on demand; $20,000 of the notes matured on December 31, 2016.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2016 are payable on demand, pursuant to the default provisions of the notes, as described below.

Holders of the notes issued during the year ended December 31, 2016 were granted 210,000 common shares of the Corporation upon issuance of the notes; $6,206, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

At the date of issuance, the conversion feature of the notes issued during the year ended December 31, 2016 was in-the-money.  $11,873, representing the relative fair value of the beneficial conversion feature, was allocated to additional paid in capital.

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

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

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  At December 31, 2016, a significant portion of these notes remained in default for non payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2016, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2016:

Note	Conversion
Principal	Rate
$ 451,233	$ 0.030
11,506	0.038
500,000	0.100
$ 962,739

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2016 was 20,343,846.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

All of the 10% senior convertible notes outstanding at December 31, 2016 were unsecured.

Included in interest and financing costs for the year ended December 31, 2016 is $368,784 (2015: $685,623) in coupon rate interest accrued on the 10% senior convertible notes; and $18,079, (2015: $754,523) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2016, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $610,315, which is $352,424 lower than the principal amount of the notes.

6.  Convertible promissory notes:

During the year ended December 31, 2016, the Corporation issued $973,611 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$55,000 of the notes issued during the year ended December 31, 2016 had a maturity date of on January 5, 2017, and could be prepaid during the period from issuance to July 3, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at July 3, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$50,000 of the notes issued during the year ended December 31, 2016 had a maturity date of November 8, 2016, and could be prepaid during the period from issuance to July 29, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at July 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$40,000 of the notes issued during the year ended December 31, 2016 had a maturity date of February 22, 2017, and could be prepaid during the period from issuance to August 20, 2016, in part or in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at any time, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$111,111 of the notes issued during the year ended December 31, 2016 had a maturity date of March 2, 2018.  The holder had the option to convert any balance of principal and interest which was unpaid at August 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest two trading prices during the twenty-five trading days immediately preceding such conversion, discounted by 40%.

$100,000 of the notes issued during the year ended December 31, 2016 had a maturity date of December 15, 2016, and could be prepaid during the period from issuance to September 11, 2016, in full, at various rates ranging from 135% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at September 11, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$30,000 of the notes issued during the year ended December 31, 2016 had a maturity date of May 9, 2017, and could be prepaid during the period from issuance to November 5, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at November 5, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$262,500 of the notes issued during the year ended December 31, 2016 mature on August 24, 2017, and may be prepaid during the period from issuance to February 24, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 24, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as 55% of the lowest closing bid price of the common stock during the ten prior trading days including the day upon which the conversion request is executed.

$100,000 of the notes issued during the year ended December 31, 2016 mature on May 31, 2017, and may be prepaid during the period from issuance to February 27, 2017, in full, at various rates ranging from 140% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 27, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

6.  Convertible promissory notes (continued):

$60,000 of the notes issued during the year ended December 31, 2016 mature on November 30, 2017, and may be prepaid during the period from issuance to May 28, 2017, in part or in full, at various rates ranging from 120% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at May 28, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$165,000 of the notes issued during the year ended December 31, 2016 mature on December 29, 2017, and may be prepaid during the period from issuance to May 26, 2017, in full, at various rates ranging from 120% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at May 26, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

$858,278, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$22,250 in finance fees were incurred in relation to the convertible promissory notes issued during 2016, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

$57,611 in original issue discounts were incurred in relation to the convertible promissory notes issued during 2016, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the year ended December 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $315,500 of note principal, and $13,142.32 of accrued interest on the notes, into 23,962,703 common shares of the Corporation.

Also during the year ended December 31, 2016, the Corporation exercised the prepayment option and issued aggregate cash payments of $477,335 in settlement of $316,111 in principal amount, plus accrued interest and prepayment bonus thereon of $161,224.

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

Years ended December 31, 2016 and 2015

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

6.  Convertible promissory notes (continued):

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized.  Furthermore, this feature causes the notes to fall within the FAS 133 definition of a derivative liability.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2016 was 34,618,076, which represents approximately 13% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2016 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2016, the fair value of the stock issuable to fully convert the convertible promissory note principal was $1,019,678, which exceeds the principal amount by $432,178.

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Corporation’s 10% senior convertible notes during the year ended December 31, 2016, the Corporation issued an aggregate of 210,000 shares of its common stock, with a relative fair value of $6,206, to the holders of the notes (note 5).

During the year ended December 31, 2016, the Corporation issued an aggregate of 9,100,000 shares of its common stock to consultants as partial consideration for services rendered and to be rendered. $283,330, representing the fair value of the stock at issuance, was allocated to shares and to additional paid in capital.  $54,480, representing the value of services not yet rendered as at December 31, 2016, was charged to prepaid expense; $228,850 was charged to expense.

On various dates during the year ended December 31, 2016, holders of the 10% senior convertible notes exercised the conversion feature of the notes, and converted an aggregate of $151,500 in principal and $36,922 in accrued interest, in exchange for 6,280,729 common shares of the Corporation (note 5).

During the year ended December 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted an aggregate of $315,500 in principal and $13,142 in accrued interest, in exchange for 23,962,703 shares of the Corporation’s common stock. (note 6).

On various dates during the year ended December 31, 2016, the Corporation issued an aggregate of 200,000 shares of its common stock, valued at $5,740, in settlement of $6,000 in accounts payable.  A net gain of $260 has been recognized in connection with this transaction.

In connection with the issuance of the Corporation’s promissory notes on August 10, 2016, the Corporation issued 750,000 shares of its common stock, with a relative fair value of $22,000, to the holders of the notes (note 4).

During the year ended December 31, 2016, holders of the Corporation’s Series C convertible preferred shares exercised the conversion feature of the shares and converted an aggregate of 429 Series C convertible preferred shares, in exchange for 14,300,000 shares of the Corporation’s common stock.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

7.    Stockholders’ deficiency (continued):

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

(a)

Common stock transactions (continued):

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

(b)

Preferred stock transactions:

On May 31, 2016, the Corporation’s board of directors created three new classes of preferred stock:

Series A Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Corporation, at $0.10 per common share.  10,000 shares authorized.

Series B Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Corporation, at the rate of $0.03 per common share.  5,000 shares authorized.

Series C Convertible Preferred Stock, par value $0.001 per share, stated value $1,000 per share.  Convertible at any time by the shareholder into common stock of the Corporation, at the rate of $0.03 per common share.  5,000 shares authorized.

On June 2, 2016, the Corporation issued 1,225 shares of its Series A Convertible Preferred stock for cash proceeds of $1,225,000.

Also on June 2, 2016, the Corporation issued 1,005 shares of its Series A Convertible Preferred stock, valued at $1,005,000, to holders of its 10% senior convertible notes in settlement of $792,355 of accrued interest; a loss of $212,645 has been recognized in connection with this transaction.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

7.    Stockholders’ deficiency (continued):

On June 2, 2016, the Corporation issued 3,900 shares of its Series B Convertible Preferred stock, valued at $3,900,000, to holders of its 10% senior convertible notes in settlement of $2,835,025 in principal and $248,850 of accrued interest; a loss of $816,125 has been recognized in connection with this transaction.

On various dates during the year ended December 31, 2016, the Corporation issued an aggregate of 3,580 shares of its Series C Convertible Preferred stock, valued at $3,580,000, to holders of its 10% senior convertible notes in settlement of $2,792,233 in principal and 170,983 of accrued interest; an aggregate net loss of $616,784 has been recognized in connection with these transactions.

During the year ended December 31, 2016, holders of the Corporation’s Series C convertible preferred shares exercised the conversion feature of the shares and converted an aggregate of 429 Series C convertible preferred shares, in exchange for 14,300,000 shares of the Corporation’s common stock.

(b) Preferred stock transactions (continued):

$170,950, representing the effective discount implicit on issuance of 1,255 of the Series C convertible preferred shares, was recognized in relation to the fair value of the beneficial conversion feature of the shares at the date of issuance.

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   The fair value of unvested options are determined at the date of grant and are included in expense over the vesting period.  As of December 31, 2016, a total of 7,500,000 options were granted under these plans, all with an exercise price of $0.04.  The options expire on dates between May 12, 2020 and November 20, 2020, and are fully vested.  2,500,000 options remained available for grant under these plans as of December 31, 2016.

There were no transactions involving stock options during the year ended December 31, 2016.

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

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

7.    Stockholders’ deficiency (continued):

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2016 and 2015:

	2016	2015
Selling, general and administrative	$ 466,554	$ 470,443
Research and development	--	95,905
Total stock-based compensation included in expenses	$ 466,554	$ 566,348

8.

Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs and original issue discount relating to the convertible promissory notes; accrued interest, accretion and amortization of deferred financing costs on the promissory notes; and accrued interest and accretion on the 10% senior convertible notes.

9.

Loss on extinguishment of debt and accrued liabilities:

On various dates during the year ended December 31, 2016, the Corporation issued an aggregate of 200,000 shares of its common stock, valued at $5,740, in settlement of $6,000 in accounts payable.  A net gain of $260 has been recognized in connection with this transaction.

On June 2, 2016, the Corporation issued 1,005 shares of its Series A Convertible Preferred stock, valued at $1,005,000, to holders of its 10% senior convertible notes in settlement of $792,355 of accrued interest; a loss of $212,645 has been recognized in connection with this transaction.

Also on June 2, 2016, the Corporation issued 3,900 shares of its Series B Convertible Preferred stock, valued at $3,900,000, to holders of its 10% senior convertible notes in settlement of $2,835,025 in principal and $248,850 of accrued interest; a loss of $816,125 has been recognized in connection with this transaction.

On various dates during the year ended December 31, 2016, the Corporation issued an aggregate of 3,580 shares of its Series C Convertible Preferred stock, valued at $3,580,000, to holders of its 10% senior convertible notes in settlement of $2,792,233 in principal and $170,983 of accrued interest; an aggregate net loss of $616,784 has been recognized in connection with these transactions.

On December 7, 2015, the Corporation issued 166,667 shares of its common stock, valued at $6,000, in settlement of $5,000 in accounts payable.  A loss of $1,000 has been recognized in connection with this transaction.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2016 and 2015, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2016	2015
Stock issuable on conversion of the 10% senior
convertible notes	20,343,846	208,786,819
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	34,618,076	15,873,801
Stock issuable on exercise of the stock options	7,500,000	7,500,000
	62,461,922	232,160,620

11.

Related party transactions:

Included in 10% senior convertible notes (note 5) is $nil (2015: $518,949) payable to the director and to a company controlled by the director, and $nil (2015: $47,558) payable to an individual related to the director and a company controlled by an individual related to the director.

$4,001 (2015: $367,051) in accrued interest charges relating to these notes is included in accrued liabilities; $24,007 (2015: $60,487) in coupon-rate interest on these notes is included in interest and finance costs. $8,452 (2015: $56,939) and $65,767 (2015: $nil) was paid to a director in settlement of note principal, and accrued interest, respectively.

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

Years ended December 31, 2016 and 2015

(In U.S. dollars)

12.  Guarantees and Commitments (continued):

a)

Guarantees (continued)

Historically, the Corporation has not made any significant payments related to the above-noted indemnities and accordingly, no liability related to the contingent features of these guarantees has been accrued in the financial statements.

13.  Fair value measurements:

The carrying value of cash and cash equivalents, value added taxes recoverable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance subsequent to December 31, 2016 of new debt instruments having similar terms and conditions.

14.  Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2016	2015
Deferred tax asset:
Net operating loss carryforwards	$ 10,490,000	$ 9,980,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	11,540,000	11,030,000

Valuation allowance	(11,540,000)	(11,030,000)

Net deferred taxes	$ --	$ --

Income tax expense attributable to loss before income taxes was $nil (2015 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2015 - 34%) to the net loss as a result of the following:

	2016	2015
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (1,449,000)	$ (1,106,000)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	510,000	580,000
Compensation expense	159,000	193,000
Interest and financing costs	204,000	399,000
Other	(576,000)	(66,000)

	$ --	$ --

The Corporation has net operating losses of $31,016,000 which are available to reduce U.S. taxable income and which expire as follows:

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

14.  Income taxes (continued):

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
2033	1,475,000
2034	1,404,000
2035	1,704,000
2036	1,496,000
$ 31,016,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

15.  Change in non-cash operating working capital:

	2016	2015

Value added taxes recoverable	$ (10,388)	$ 11,323
Prepaid expenses	(3,064)	--
Accounts payable	51,273	62,263
Accrued liabilities	97,298	(82,017)
	$ 135,119	$ (8,431)

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2016, nor during the year ended December 31, 2015.  Interest paid in cash during the years ended December 31, 2016 and December 31, 2015 were $540,425 and $134,954, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2016	2015
Issuance of the Corporation’s common stock as partial consideration for
services rendered	$ 283,330	$ 505,300
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	188,422	1,480,612
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	328,642	194,995
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	6,000	5,000
Issuance of the Corporation’s Series A convertible preferred shares in settlement
of accrued interest on the 10% senior convertible notes	792,355	--
Issuance of the Corporation’s Series B convertible preferred shares in settlement
of principal and accrued interest on the 10% senior convertible notes	3,083,875	--
Issuance of the Corporation’s Series C convertible preferred shares in settlement
of principal and accrued interest on the 10% senior convertible notes	2,963,216	--
Accounts receivable settled with offset of accrued interest on the 10% senior
convertible notes	400,000
Issuance of the Corporation’s 10% senior convertible notes in settlement of previously issued 10% senior convertible notes
and accrued interest thereon	--	288,307
Issuance of the Corporation’s common stock in settlement of
accrued interest on the 10% senior convertible notes	--	54,231
Options granted to consultants in consideration of past service	--	243,753
Total	$ 8,045,840	$ 2,772,198

17.

Subsequent events:

On January 3, 2017, the Corporation issued $78,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on November 10, 2017, and may be prepaid in full during the period from issuance to August 2, 2016, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at July 2, 2017 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the ten trading days immediately preceding such conversion, discounted by 42%.

On January 12, 2017, the Corporation repaid $82,500 of its promissory notes and $3,526 in accrued interest thereon.

VALIDIAN CORPORATION

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

(In U.S. dollars)

17.

Subsequent events(continued):

On February 13, 2017, the Corporation issued $35,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on February 13, 2018, and may be prepaid in full during the period from issuance to August 2, 2016, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 12, 2017 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

On February 21, 2017, the Corporation issued $43,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 12% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on November 30, 2017, and may be prepaid in full during the period from issuance to August 2, 2016, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 20, 2017 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the ten trading days immediately preceding such conversion, discounted by 42%.

On February 28, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $10,000 in principal and interest in exchange for 635,727 shares of the Corporation’s common stock. On March 7, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $45,925 in principal in exchange for 3,000,000 shares of the Corporation’s common stock. Also on March 7, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $15,641 in principal and interest in exchange for 1,081,306 shares of the Corporation’s common stock.

On March 28, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $10,473 in principal and interest in exchange for 865,572 shares of the Corporation’s common stock.

Except for the foregoing, we have evaluated subsequent events through the date the financial statements were issued.  All material events have been disclosed.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no disagreements with accountants with respect to accounting and/or financial statements.

Effective October 31, 2016, we dismissed our independent registered public accounting firm Seale & Beers, CPAs and engaged AMC Auditing, LLC, the firm that has acquired Seale & Beers, CPAs, as our independent registered public accounting firm.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by AMC Auditing, LLC CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2016:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of segregation of duties.  Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Effective July 2008, we have had only two individuals, our accountant and our chief financial officer, involved in the accounting functions of the Corporation, including the processing of accounting entries and generating interim and year-end financial reports.  Additionally, our chief financial officer is also our chief executive officer and sole officer and director.  We are therefore inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2016 and 2015, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and external advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year-end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2016, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependent upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2016:

Name	Age	Position
Bruce I. Benn	63	Director, President, Chief Executive Officer,
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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings($)	All Other Compensa- tion	Total $
Benn,Bruce	2016	90,622	0	0	0	0	0	0	90,622
(1)(4)	2015	94,026	0	0	0	0	0	0	94,026
(1)(4)	2015	108,805	0	0	0	0	0	0	108,805
	2013	116,544	0	0	0	0	0	0	116,544
	2012	119,818	0	0	0	0	0	0	119,818
	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847

Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

Long-Term Incentive Plans – Awards In Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2016.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 7, 2017, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Leonid Frenkel (2)	44,406,460	9.9%
401 City Avenue
Suite 800
Bala Cynwyd, PA 19004

Bruce Benn* (3)	4,220,454	0.9%

All Executive Officers and Directors
As a Group	4,220,454	0.9%

*Executive Officer and/or a Director.

(1)  Based upon 447,924,103 shares of common stock issued and outstanding as of April 7, 2017 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Based on information contained in Schedule 13G as filed by Mr. Frenkel on February 13, 2017.

(3)  Includes (a) 330,860 shares held directly by Bruce Benn, (b) 2,650,000 shares owned of record by Valdosta Corporation; and (c) 1,239,594 shares owned of record by White Haven Capital Inc.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at April 7, 2017:

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

Item 13.  Certain Relationships and Related Transactions.

$4,001 in accrued interest charges on 10% senior convertible notes previously payable to the director and to a company controlled by the director is included in accrued liabilities; $21,753 in interest expense incurred on these notes is included in interest and finance costs for the year.  $2,254 in interest expense incurred on 10% senior convertible notes previously payable to an individual related to the director and to a company controlled by the director is also included in interest and finance costs for the year.

Item 14.  Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2016 fiscal year	Fees billed for 2015 fiscal year
Audit fees	$70,000	$62,500

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

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

Dated:  April 17, 2017

By:  /s/  Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 17, 2017

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