Form 10-Q
period 2017-03-31
VALIDIAN CORP
filed 2017-05-22
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2017, 454,981,822 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$ 193	$ 191,764
Value added taxes recoverable	63,134	34,020
Prepaid expenses	4,577	57,544
Total Current assets	67,904	283,328

Total assets	$ 67,904	$ 283,328
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 2,815,588	$ 2,563,820
Accrued interest on 10% senior convertible notes
payable to related parties (note 8)	4,001	4,001
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	36,250	112,784
10% Senior convertible notes (notes 3, 8)	962,739	962,739
Convertible promissory notes (note 4)	159,903	32,777
Total current liabilities	4,298,481	3,996,121

Total liabilities	4,298,481	3,996,121

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at March 31, 2017 and at December 31, 2016)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at March 31, 2017 and December 31, 2016)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at March 31, 2017 and December 31, 2016)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,151 shares at March 31, 2017 and December 31, 2016)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 447,924,103 and 442,341,498 shares at March 31, 2017 and December 31, 2016, respectively.)	447,925	442,342
Additional paid in capital	48,749,353	48,555,010
Deficit	(53,378,126)	(52,660,416)
Treasury stock (7,000 shares at March 31, 2017 and December 31, 2016, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,230,577)	(3,712,793)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 67,904	$ 283,328

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three months ended March 31, 2017 and 2016 (In United States dollars)
	Three Months Ended March 31,
	2017	2016
Expenses:
Selling, general and administrative	$ 179,409	$ 224,436
Research and development	283,896	214,246
Total expenses	463,305	438,682

Loss before the undernoted	(463,305)	(438,682)

Other income (expenses):
Loss on extinguishment of debt (note 5(a))	--	(90)
Interest and financing costs (notes 6 and 8)	(225,720)	(313,769)
Foreign exchange gain (loss)	(28,685)	(90,572)
Total other income (expenses)	(254,405)	(404,431)

Net loss	$ (717,710)	$ (843,113)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	443,739,700	398,341,881

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the three months ended March 31, 2017 and 2016 (In United States dollars)
	Three months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (717,710)	$ (843,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,967	139,467
Non-cash interest and financing expense	222,194	313,769
Loss on extinguishment of debt	--	90
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(29,113)	(36,423)
Prepaid expenses	--	(4,000)
Accounts payable and accrued liabilities	218,091	47,806
Net cash used in operating activities	(253,571)	(382,404)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Issuance of 10% senior convertible notes	--	60,000
Issuance of convertible promissory notes	156,000	356,111
Issuance of promissory notes	--	--
Debt issuance costs	(7,500)	(7,025)
Original issue discount	(4,000)	(20,111)
Repayment of 10% senior convertible notes	--	(38,453)
Repayment of convertible promissory notes	--	--
Repayment of promissory notes	(82,500)	--
Net cash provided by financing activities	62,000	350,522

Net increase (decrease) in cash and cash equivalents	(191,571)	(31,882)
Cash and cash equivalents:
Beginning of period	191,764	38,458
End of period	$ 193	$ 6,576

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2017.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2016.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,230,577, and stockholders’ deficiency of $4,230,577 as at March 31, 2017, and has incurred a loss of $717,710 and negative cash flow from operations of $253,571 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2016.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at March 31, 2017, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,472,000 for the year ending December 31, 2017, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2017 and December 31, 2016:

	Three months	Year ended
	ended March 31, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 116,652	$ 36,250

Note proceeds on issuance	--	82,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(750)
Allocated to additional paid-in capital	--	(21,250
	--	(22,000)

Proceeds allocated to promissory notes on issuance	--	60,500

Accretion recorded as a charge to interest and financing costs	2,098	19,902

Principal repaid	(82,500)	--
Balance end of period	36,250	116,652

Deferred finance charges	--	(3,868)

Balance end of period, net of deferred finance charges	$ 36,250	$ 112,784

During the three months ended March 31, 2017, the Company repaid $82,500 of the promissory notes, and $3,526 in accrued interest charges thereon.

The notes outstanding at March 31, 2017 bear interest at the rate of 12% per annum.

Included in interest and financing costs for the three months ended March 31, 2017 is $1,366 (2016: $1,085), of interest paid and payable to the holders of the promissory notes; $2,098 (2016: $nil), of accretion charges; and $3,868 (2016 $nil), of finance fees.  Interest on the promissory notes paid in cash during the three months ended March 31, 2017 is $3,526 (2016: $nil).

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

(In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2017 and December 31, 2016:

	Three months	Year
	Ended	Ended
	March 31, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 962,739	$ 6,721,291

Note proceeds on issuance	--	70,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(210)
Allocated to additional paid-in capital	--	(5,996)
	--	(6,206)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(11,873)
Proceeds allocated to 10% senior convertible notes on issuance	--	51,921

Accretion recorded as a charge to interest and financing costs	--	18,079
Principal repaid in cash	--	(49,794)
Principal converted in accordance with the terms of the notes	--	(151,500)
Principal settled through the issuance of Series B convertible preferred stock	--	(2,835,025
Principal settled through the issuance of Series C convertible preferred stock	--	(2,792,233)
Principal settled through the issuance of new 10% senior convertible notes	--	--

Balance end of period	$ 962,739	$ 962,739

Holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rates ranging from one common share for each $0.03 of debt converted, to one common share for each $0.10 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.

Notwithstanding the stated maturity dates, all of the senior convertible notes are payable on demand, pursuant to the default provisions of the notes, as described below.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  At March 31, 2017, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2017, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

(In United States dollars)

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 451,233	$0.03
11,506	0.038
500,000	0.10
$ 962,739

Included in interest and financing costs for the three months ended March 31, 2017 is $23,739 (2016: $172,911), in coupon rate interest accrued on the 10% senior convertible notes, and $nil (2016: $14,894), in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At March 31, 2017, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $467,908, which is $494,829 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the three months ended March 31, 2017, the Company issued $156,000 of its convertible promissory notes for cash.

$78,000 of the notes issued during the three months ended March 31, 2017 bear interest at the rate of 8%, mature on November 10 2017, and may be prepaid during the period from issuance to August 2, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 2, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$35,000 of the notes issued during the three months ended March 31, 2017 bear interest at the rate of 8%, mature on February 12, 2018, and can be prepaid during the period from issuance to August 11, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 11, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$43,000 of the notes issued during the three months ended March 31, 2017 bear interest at the rate of 12%,  mature on November 30, 2017, and can be prepaid during the period from issuance to August 16, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 16, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$117,922, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$7,500 in finance fees, and $4,000 in original issue discounts, were incurred in relation to the convertible promissory notes issued during the three months ended March 31, 2017, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the three months ended March 31, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $80,925 of note principal, plus $1,079 of accrued interest thereon, into 5,582,605 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at March 31, 2017 was 50,733,222, which represents approximately 20% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at March 31, 2017 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three months ended March 31, 2017, accretion of $177,226 (2016: $109,844) was included in interest and financing costs.

Also included in interest and financing costs for the three months ended March 31, 2017 is $13,175 (2016: $6,613), relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $4,247 (2016: $7,851), relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.  At March 31, 2017, the fair value of the stock issuable to fully convert the convertible promissory note principal was $1,127,815, which exceeded the principal amount outstanding on that date by $465,240.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $80,925 of note principal and $1,079 in accrued interest thereon, into 5,582,605 shares of the Company’s common stock.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2017 and 2016:

Three months ended March 31,
	2017	2016

Selling, general and administrative	$ 52,967	$ 139,467
Research and development	--	--
Total stock-based compensation included in expenses	$ 52,967	$ 139,467

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

(In United States dollars)

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2017, and during the three months ended March 31, 2016, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	20,343,846	209,505,075
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	50,733,222	35,550,785
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	--
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	--
Common shares issuable on conversion of the Series C
convertible preferred stock	105,033,333
Stock options	7,500,000	7,500,000
Total	335,910,401	252,555,860

8.  Related party transactions

$4,001 (December 31, 2016: $4,001) in accrued interest charges relating to the 10% senior convertible notes previously issued to a director and a company controlled by a director is included in accrued liabilities at March 31, 2017.  $nil (2016: $14,124) in interest charges relating to 10% senior convertible notes previously issued to a director and company controlled by a director, and to an individual related to a director, is included in interest and financing costs for the three months ended March 31, 2017.

9.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2017, nor during the three months ended March 31, 2016.  Interest paid in cash during the three months ended March 31, 2017 was $3,526 (2016:  $nil).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2017 and 2016:

	2017	2016

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 82,003	$ 122,720
Issuance of the Company’s common stock as compensation to consultants	--	279,800
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	3,000
Total	$ 82,003	$ 405,520

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2017

(In United States dollars)

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended March 31, 2017, under conditions substantially identical to those existing at March 31, 2017.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

On April 10, 2017, the Company issued $25,000 of its 12% promissory notes for cash plus a stock grant of 75,000 shares.

On April 20, 2017, holders of the Company’s convertible promissory notes exercised the conversion feature of the notes and converted $25,000 in principal and interest in exchange for 2,392,344 shares of the Company’s common stock.

On April 24, 2017, holders of the Company’s convertible promissory notes exercised the conversion feature of the notes and converted $10,532 in principal and interest in exchange for 997,500 shares of the Company’s common stock.

On May 1, 2017, holders of the Company’s convertible promissory notes exercised the conversion feature of the notes and converted $34,261 in principal and interest in exchange for 3,592,875 shares of the Company’s common stock.

On May 4, 2017, the Company issued $50,000 of its 10% senior convertible notes for cash.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2016 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2017 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue: We had no revenue during the three months ended March 31, 2017, nor during the three months ended March 31, 2016.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2017, we incurred a total of $179,409, as compared to $224,436 during the three months ended March 31, 2016.  There was an overall decrease in selling, general and administrative expenses of $45,027 (20%) during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the three months ended March 31, 2017 as compared with the three months ended March 31, 2016, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2017, we incurred a total of $283,896, as compared to $214,246 during the three months ended March 31, 2016 on research and development activities. There was an overall increase in research and development expenses of $69,650 (33%) during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the three months ended March 31, 2017 as compared with the three months ended March 31, 2016, due to a higher level of development activity undertaken.

During Q1 2017, the primary focus of our development activity was developing the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; developing the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing; and supporting installation of Validian's core technology into a customer's environment for testing and evaluation.

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

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2017 and during the three months ended March 31, 2016 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended March 31, 2017, we incurred $225,720 in interest and financing costs, a decrease of $88,049 (28%) from the $313,769 in interest and financing costs incurred during the three months ended March 31, 2016.

The $225,720 in interest and financing costs we incurred during the three months ended March 31, 2017 is comprised of $38,280 of interest paid and payable to the holders of our debt; $2,098 of accretion of our promissory notes; $177,226 of accretion of our convertible promissory notes; and $8,116 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $313,769 in interest and financing costs we incurred during the three months ended March 31, 2016 is comprised of $180,609 of interest paid and payable to the holders of our debt; $14,894 of accretion of our 10% senior convertible notes; $109,844 of accretion of our convertible promissory notes; and $8,422 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2016; a significant portion of these notes remain in default as at March 31, 2017.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at March 31, 2017, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended March 31, 2017, and for the three months ended March 31, 2016 relate only to notes issued during these periods. We did not issue any of these notes during the three months ended March 31, 2017, so consequently, the accretion related to this class of notes for the three months ended March 31, 2017 was $nil, compared to $14,894 during the three months March 31, 2016.

Accretion relating to the promissory notes was $2,098 for the three months ended March 31, 2016, compared to $nil during the three months ended March 31, 2016.  Promissory notes issued in August 2016, for which accretion charges over the term of the note were applicable, were repaid in full in January 2017.

Accretion of our convertible promissory notes increased by $67,382 (61%) as a result of the equity component of this class of notes outstanding during the three months ended March 31, 2017 being greater than the equity component of these notes outstanding during the three months ended March 31, 2016.  Additionally, two of these notes were partially settled during the three months ended March 31, 2017, which resulted in an acceleration of the related accretion charges at the settlement date.

Interest paid and payable to the holders of our debt decreased by $142,329 (79%), primarily as a result of an overall decrease of $5,601,137 in the principal balance of our interest-bearing debt during the period from March 31, 2016 to March 31, 2017.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended March 31, 2017, and during the three months ended March 31, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $28,685 and $90,572, respectively.

Net loss: We incurred a loss of $717,710 (rounded to $0.00 per share) for the three months ended March 31, 2017, compared to a loss of $843,113 (rounded to $0.00 per share) for the three months ended March 31, 2016.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

LIQUIDITY AND CAPITAL RESOURCES

General: Since inception, we have funded our operations from private placements of debt and equity securities.  In addition, until September 1999 we derived revenues from consulting contracts with affiliated parties, the proceeds of which were used to fund operations.  We have also received an aggregate of $791,650 in proceeds relating to “VAR” licensing agreements.  Until such time as we are able to generate adequate revenues from the licensing of our software applications, we cannot assure that we will be successful in raising additional capital, or that cash from the issuance of debt securities, the exercise of existing warrants and options, and the placements of additional equity securities, if any, will be sufficient to fund our long-term research and development and selling, general and administrative expenses.

Our cash and cash equivalents decreased by $191,571 during the three months ended March 31, 2017, from a balance of $191,764 at December 31, 2016, to $193 at March 31, 2017.  This decrease in cash occurred due to our net loss of $717,710, which resulted in net cash used in operations of $253,571 during the period, partially offset by the $62,000 in net proceeds from financing activities.  We issued $156,000 in convertible promissory notes, from which $11,500 in costs and original issue discount was deducted, and we repaid $82,500 in promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2017.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2017, we had negative working capital of $4,230,577 and an accumulated deficit of $ 53,378,126; for the three months then ended we had a net loss of $717,710, and negative cash flow from operations of $253,571.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2016.  A substantial amount of these notes remain unpaid as of March 31, 2017.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at March 31, 2017 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2017, however we cannot be assured that this will be the case.  During the three months ended March 31, 2017, we engaged one new consultant.  During the next three months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2017, we issued $144,500, net of original issue discount and finance fees, of our convertible promissory notes, which generated cash to fund operations.  During this period, we also issued an aggregate of 5,582,605 shares of our common stock in settlement of $80,925 of our convertible promissory notes plus $1,079 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2016, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2016 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2016, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2016:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of timely preparation of back up schedules.  Throughout 2016, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes to these risk factors during the three months ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  A significant amount of these notes remained unpaid as of March 31, 2017, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  May 22, 2017

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 22, 2017