Form 10-Q
period 2017-06-30
VALIDIAN CORP
filed 2017-08-21
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 14, 2017, 507,612,329 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$ 14,493	$ 191,764
Value added taxes recoverable	54,211	34,020
Prepaid expenses	4,073	57,544
Total Current assets	72,777	283,328

Total assets	$ 72,777	$ 283,328
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 2,965,684	$ 2,563,820
Accrued interest on 10% senior convertible notes
payable to related parties (note 8)	4,001	4,001
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	61,250	112,784
10% Senior convertible notes (notes 3, 8)	1,007,739	962,739
Convertible promissory notes (note 4)	244,667	32,777
Total current liabilities	4,603,341	3,996,121

Total liabilities	4,603,341	3,996,121

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at June 30, 2017 and at December 31, 2016)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at June 30, 2017 and December 31, 2016)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at June 30, 2017 and December 31, 2016)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,151 shares at June 30, 2017 and December 31, 2016)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 470,608,674 and 442,341,498 shares at June 30, 2017 and December 31, 2016, respectively.)	470,609	442,342
Additional paid in capital	49,036,184	48,555,010
Deficit	(53,987,628)	(52,660,416)
Treasury stock (7,000 shares at June 30, 2017 and December 31, 2016, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,530,564)	(3,712,793)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 72,777	$ 283,328

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three and six months ended June 30, 2017 and 2016 (In United States dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses:
Selling, general and administrative	$ 63,026	$ 215,063	$ 242,435	$ 439,499
Research and development	183,921	244,849	467,817	459,095
Total expenses	246,947	459,912	710,252	898,593

Loss before the undernoted	(246,947)	(459,912)	(710,252)	(898,593)

Other income (expenses):
Loss on extinguishment of debt	--	(1,750,204)	--	(1,750,294)
Interest and financing costs (notes 6 and 8)	(329,121)	(331,365)	(554,841)	(645,134)
Foreign exchange gain (loss)	(33,434)	(5,327)	(62,119)	(95,899)
Total other income (expenses)	(362,555)	(2,086,896)	(616,960)	(2,491,327)

Net loss	$ (609,502)	$ (2,546,808)	$ (1,327,212)	$ (3,389,921)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during period	456,975,542	408,503,104	450,394,184	403,422,493

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the three months ended June 30, 2017 and 2016 (In United States dollars)
	Six months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (1,327,212)	$ (3,389,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,472	263,996
Non-cash interest and financing expense	551,315	437,767
Loss on extinguishment of debt	--	1,750,294
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(20,191)	(68,512)
Prepaid expenses	--	(6,128)
Accounts payable and accrued liabilities	338,345	35,325
Net cash used in operating activities	(404,271)	(977,179)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Issuance of 10% senior convertible notes	50,000	70,000
Issuance of convertible promissory notes	261,000	386,111
Issuance of promissory notes	25,000	--
Debt issuance costs	(12,500)	(8,225)
Original issue discount	(9,000)	(24,111)
Repayment of promissory notes	(82,500)	--
Repayment of 10% senior convertible notes	(5,000)	(38,452)
Repayment of convertible promissory notes	--	(55,000)
Issuance of Class A Convertible Preferred Stock	--	1,225,000
Net cash provided by financing activities	227,000	1,555,323

Net increase (decrease) in cash and cash equivalents	(177,271)	578,144
Cash and cash equivalents:
Beginning of period	191,764	38,458
End of period	$ 14,493	$ 616,602

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2017.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2016.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,530,564, and stockholders’ deficiency of $4,530,564 as at June 30, 2017, and has incurred a loss of $1,327,212 and negative cash flow from operations of $404,271 for the six months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2016.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at June 30, 2017, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended June 30, 2017 and December 31, 2016:

	Six months	Year ended
	ended June 30, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 116,652	$ 36,250

Note proceeds on issuance	25,000	82,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(75)	(750)
Allocated to additional paid-in capital	(1,506)	(21,250)
	(1,581)	(22,000)

Proceeds allocated to promissory notes on issuance	23,419	60,500

Accretion recorded as a charge to interest and financing costs	3,679	19,902

Principal repaid	(82,500)	--
Balance end of period	61,250	116,652

Deferred finance charges	--	(3,868)

Balance end of period, net of deferred finance charges	$ 61,250	$ 112,784

During the six months ended June 30, 2017, the Company issued $25,000 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.  The Company issued 75,000 shares of its common stock to the investor at issuance; $1,581, representing the relative fair value of the shares, was charged to common stock and additional paid in capital.

During the six months ended June 30, 2017, the Company also repaid $82,500 of the promissory notes, and $3,526 in accrued interest charges thereon.

The notes outstanding at June 30, 2017 bear interest at the rate of 12% per annum.

Included in interest and financing costs for the three and six months ended June 30, 2017 is $1,750 (2016: $1,084) and $2,823 (2016: $2,169), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and six months ended June 30, 2016 is $nil (2016: $nil) and $3,526 (2016: $nil), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended June 30, 2017 and December 31, 2016:

	Six months	Year
	Ended	Ended
	June 30, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 962,739	$ 6,721,291

Note proceeds on issuance	50,000	70,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(1,250)	(210)
Allocated to additional paid-in capital	(15,137)	(5,996)
	(16,387)	(6,206)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(11,873)
Proceeds allocated to 10% senior convertible notes on issuance	33,613	51,921

Accretion recorded as a charge to interest and financing costs	16,387	18,079
Principal repaid in cash	(5,000)	(49,794)
Principal converted in accordance with the terms of the notes	--	(151,500)
Principal settled through the issuance of Series B convertible preferred stock	--	(2,835,025)
Principal settled through the issuance of Series C convertible preferred stock	--	(2,792,233)

Balance end of period	$ 1,007,739	$ 962,739

During the six months ended June 30, 2017, the Company issued $50,000 of its senior convertible notes, for cash, and repaid $5,000 in principal.

Under the terms of the notes issued during the six months ended June 30, 2017, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  The notes mature on December 31, 2017.

Holders of the notes issued during the six months ended June 30, 2017 were granted 1,250,000 common shares of the Company upon issuance of the notes; $16,387, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

Notwithstanding the stated maturity dates, all of the senior convertible notes are payable on demand, pursuant to the default provisions of the notes, as described below.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  At June 30, 2017, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at June 30, 2017, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

3.  10% Senior convertible notes (continued)

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 501,233	$0.03
6,506	0.038
500,000	0.10
$ 1,007,739

Included in interest and financing costs for the three and six months ended June 30, 2017 is $24,719 (2016: $134,921) and $48,458 (2016:  $307,833), respectively, in coupon rate interest accrued on the 10% senior convertible notes, and $16,387 (2016: $3,185) and $16,387 (2016: $18,079), respectively, in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At June 30, 2017, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $393,821, which is $613,917 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the six months ended June 30, 2017, the Company issued $261,000 of its convertible promissory notes for cash.

$105,000 of the notes issued during the six months ended June 30, 2017 bear interest at the rate of 8%, mature on June 12, 2018, and may be prepaid during the period from issuance to December 8, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at December 8, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the lowest trading price during the ten trading days immediately preceding such conversion, including the date of conversion, discounted by 45%.

$78,000 of the notes issued during the six months ended June 30, 2017 bear interest at the rate of 8%, mature on November 10 2017, and may be prepaid during the period from issuance to August 2, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 2, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$35,000 of the notes issued during the six months ended June 30, 2017 bear interest at the rate of 8%, mature on February 12, 2018, and can be prepaid during the period from issuance to August 11, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 11, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$43,000 of the notes issued during the six months ended June 30, 2017 bear interest at the rate of 12%,  mature on November 30, 2017, and can be prepaid during the period from issuance to August 16, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 16, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$222,923, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

4.  Convertible promissory notes (continued)

$12,500 in finance fees, and $9,000 in original issue discounts, were incurred in relation to the convertible promissory notes issued during the six months ended June 30, 2017, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the six months ended June 30, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $258,613 of note principal, plus $9,938 of accrued interest thereon, into 26,992,176 shares of the Company’s common stock.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at June 30, 2017 was 60,102,211, which represents approximately 26% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at June 30, 2017 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three and six months ended June 30, 2017, accretion of $261,211 (2016: $144,710) and $438,437 (2016: $254,554), respectively was included in interest and financing costs.

Also included in interest and financing costs for the three and six months ended June 30, 2017 is $12,232 (2016: $38,143) and $25,407 (2016: $44,756), respectively, relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $11,241 (2016: $9,322) and $15,488 (2016: $17,744), respectively, relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.  At June 30, 2016, the fair value of the stock issuable to fully convert the convertible promissory note principal was $1,036,226, which exceeded the principal amount outstanding on that date by $446,339.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the six months ended June 30, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $258,613 of note principal, plus $9,938 of accrued interest thereon, into 26,992,176 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the six months ended June 30, 2017, the Company issued 1,250,000 shares of its common stock, with a relative fair value of $16,387, to the holders of the notes.

In connection with the issuance of the Company’s promissory notes during the six months ended June 30, 2017, the Company issued 75,000 shares of its common stock, with a relative fair value of $1,581, to the holders of the notes.

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Selling, general and administrative	$ 504	$ 124,529	$ 53,472	$ 263,996
Research and development	--	--	--	--
Total stock-based compensation included in expenses	$ 504	$ 124,529	$ 53,472	$ 263,996

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the six months ended June 30, 2017, and during the six months ended June 30, 2016, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	21,878,934	36,379,793
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	60,102,211	23,842,157
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C
convertible preferred stock	105,033,333	106,166,667
Stock options	7,500,000	7,500,000
Total	346,814,478	326,188,617

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

8.  Related party transactions

$4,001 (December 31, 2016: $4,001) in accrued interest charges relating to the 10% senior convertible notes previously issued to a director and a company controlled by a director is included in accrued liabilities at June 30, 2017.  $nil (2016: $14,124) and $nil (2016: $24,007) in interest charges relating to 10% senior convertible notes previously issued to a director and company controlled by a director, and to an individual related to a director, is included in interest and financing costs for the three and six months ended June 30, 2017, respectively.

9.  Supplementary cash flow information

The Company paid no income taxes during the six months ended June 30, 2017, nor during the six months ended June 30, 2016.  Interest paid in cash during the six months ended June 30, 2017 was $3,526 (2016:  $207,367).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the six months ended June 30, 2017 and 2016:

	2017	2016

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 268,551	$ 217,484
Issuance of the Company’s common stock as compensation to consultants	--	283,330
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	6,000
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	--	98,034
Issuance of the Company’s Series A convertible preferred stock in settlement
of accrued interest on the 10% senior convertible notes	--	792,355
Issuance of the Company’s Series B convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	--	3,083,875
Issuance of the Company’s Series C convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	--	2,292,233
Total	$ 268,551	$ 6,773,311

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended June 30, 2017, under conditions substantially identical to those existing at June 30, 2017.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

June 30, 2017

(In United States dollars)

12.  Subsequent events

On July 6, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $15,000 in principal in exchange for 1,546,392 shares of the Corporation’s common stock.

On July 12, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $20,000 in principal in exchange for 3,030,303 shares of the Corporation’s common stock.

On July 17, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $19,400 in principal and interest in exchange for 4,000,000 shares of the Corporation’s common stock.

On July 17, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $10,000 in principal in exchange for 1,724,138 shares of the Corporation’s common stock.

On July 17, 2017, the Corporation issued $60,000 of its convertible promissory notes for cash. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on July 17, 2018, and may be prepaid in full during the period from issuance to January 13, 2017, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at January 13, 2017 or thereafter, into common stock of the Corporation. The rate of conversion for these notes is calculated as the average of the lowest three closing bid prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

On July 18, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $10,719 in principal and interest in exchange for 2,030,095 shares of the Corporation’s common stock.

On July 19, 2017, the Corporation paid $50,000 in settlement of a convertible promissory note.

On July 20, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $5,000 in principal in exchange for 1,111,111 shares of the Corporation’s common stock.

On July 20, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $21,447 in principal and interest in exchange for 5,999,042 shares of the Corporation’s common stock.

On July 21, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $22,425 in principal and interest in exchange for 6,500,000 shares of the Corporation’s common stock.

On August 2, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $21,504 in principal and interest in exchange for 6,108,966 shares of the Corporation’s common stock.

On August 3, 2017, holders of the Corporation’s convertible promissory notes exercised the conversion feature of the notes and converted $19,078 in principal and interest in exchange for 6,500,000 shares of the Corporation’s common stock.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2016 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our June 30, 2017 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue: We had no revenue during the three months ended June 30, 2017, nor during the three months ended June 30, 2016.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended June 30, 2017, we incurred a total of $63,026, as compared to $215,063 during the three months ended June 30, 2016.  There was an overall decrease in selling, general and administrative expenses of $152,037 (71%) during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the three months ended June 30, 2017 as compared with the three months ended June 30, 2016, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended June 30, 2017, we incurred a total of $183,921, as compared to $244,849 during the three months ended June 30, 2016 on research and development activities. There was an overall decrease in research and development expenses of $60,928 (25%) during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The decrease in research and development expenses occurred as a result of a decrease in fees paid to consultants during the three months ended June 30, 2017 as compared with the three months ended June 30, 2016.

During the three months ended June 20, 2017, the primary focus of our development activity was completing the development of the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; completing the development of the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing; and supporting the trial release of a customer's Validian-enabled application.

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

Interest and financing costs:  Interest and financing costs during the three months ended June 30, 2017 and during the three months ended June 30, 2016 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended June 30, 2017, we incurred $329,121 in interest and financing costs, a decrease of $2,244 (1%) from the $331,365 in interest and financing costs incurred during the three months ended June 30, 2016.

The $329,121 in interest and financing costs we incurred during the three months ended June 30, 2017 is comprised of $38,701 of interest paid and payable to the holders of our debt; $1,581 of accretion of our promissory notes; $16,387 of accretion of our 10% senior convertible notes; $261,211 of accretion of our convertible promissory notes; and $11,241 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $331,365 in interest and financing costs we incurred during the three months ended June 30, 2016 is comprised of $174,148 of interest paid and payable to the holders of our debt; $3,185 of accretion of our 10% senior convertible notes; $144,710 of accretion of our convertible promissory notes; and $9,322 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2016; a significant portion of these notes remain in default as at June 30, 2017.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at June 30, 2017, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended June 30, 2017, and for the three months ended June 30, 2016 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the three months ended June 30, 2017 was greater than the fair value of equity components relating to similar notes issued during the three months ended June 30, 2016, which resulted in a decrease of $13,302 (415%) in accretion related to these classes of notes.

Accretion relating to the promissory notes was $1,581 for the three months ended June 30, 2017, compared to $nil during the three months ended June 30, 2016.  Promissory notes outstanding at June 20, 2016 had no unamortized equity component and therefore no accretion charge for that period.

Accretion of our convertible promissory notes increased by $116,501 (81%), primarily as a result of the equity component of this class of notes outstanding during the six months ended June 30, 2017 being greater than the equity component of these notes outstanding during the six months ended June 30, 2016.

Interest paid and payable to the holders of our debt decreased by $135,447 (78%), primarily as a result of an overall decrease of $205,933 in the principal balance of our interest-bearing debt during the period from June 30, 2016 to June 30, 2017, and an overall decrease of $5,601,137 in the principal balance of our interest-bearing debt during the first three months of 2016.

Loss on extinguishment of debt:  During the three months ended June 30, 2016, we issued Class A, Class B and Class C convertible stock in settlement of certain of the 10% senior convertible notes and accrued interest thereon.  There was an aggregate loss on these financing transactions of $1,750,554; we also settled $3,000 in accounts payable and accrued liabilities by issuing common stock, which resulted in a gain of $350 on the settlement.  There were no comparable transactions during the three months ended June 30, 2017.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended June 30, 2017, and during the three months ended June 30, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $33,434 and $5,327, respectively.

Net loss: We incurred a loss of $609,502 (rounded to $0.00 per share) for the three months ended June 30, 2017, compared to a loss of $2,546,808 (rounded to $0.00 per share) for the three months ended June 30, 2016.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue: We had no revenue during the six months ended June 30, 2017, nor during the three months ended June 30, 2016.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the six months ended June 30, 2017, we incurred a total of $242,435, as compared to $439,499 during the six months ended June 30, 2016.  There was an overall decrease in selling, general and administrative expenses of $197,064 (45%) during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the six months ended June 30, 2017 as compared with the six months ended June 30, 2016, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the six months ended June 30, 2017, we incurred a total of $467,817, as compared to $459,095 during the six months ended June 30, 2016 on research and development activities. There was an overall increase in research and development expenses of $8,722 (2%) during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the six months ended June 30, 2017 as compared with the six months ended June 30, 2016, due to a higher level of development activity undertaken.

During the six months ended June 30, 2017, the primary focus of our development activity was completing the development of the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; completing the development of the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing;  and supporting the installation and application of Validian's core technology into a customer's environment for testing and evaluation.

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

Interest and financing costs:  Interest and financing costs during the six months ended June 30, 2017 and during the six months ended June 30, 2016 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the six months ended June 30, 2017, we incurred $554,841 in interest and financing costs, a decrease of $90,293 (14%) from the $645,134 in interest and financing costs incurred during the six months ended June 30, 2016.

The $554,841 in interest and financing costs we incurred during the six months ended June 30, 2017 is comprised of $76,981 of interest paid and payable to the holders of our debt; $3,679 of accretion of our promissory notes; $16,387 of accretion of our 10% senior convertible notes; $438,437 of accretion of our convertible promissory notes; and $19,357 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $645,134 in interest and financing costs we incurred during the six months ended June 30, 2016 is comprised of $354,757 of interest paid and payable to the holders of our debt; $18,079 of accretion of our 10% senior convertible notes; $254,554 of accretion of our convertible promissory notes; and $17,744 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and December 31, 2016; a significant portion of these notes remain in default as at June 30, 2017.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at June 30, 2017, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the six months ended June 30, 2017, and for the six months ended June 30, 2016 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the six months ended June 30, 2017 was less than the fair value of equity components relating to similar notes issued during the six months ended June 30, 2016, which resulted in a decrease of $1,692 (9%) in accretion related to these classes of notes.

Accretion relating to the promissory notes was $3,679 for the six months ended June 30, 2017, compared to $nil during the six months ended June 30, 2016.  Promissory notes outstanding at June 20, 2016 had no unamortized equity component and therefore no accretion charge for that period.

Accretion of our convertible promissory notes increased by $183,883 (72%) primarily as a result of the equity component of this class of notes outstanding during the six months ended June 30, 2017 being greater than the equity component of these notes outstanding during the six months ended June 30, 2016.

Interest paid and payable to the holders of our debt decreased by $277,776 (78%), primarily as a result of an overall decrease of $205,933 in the principal balance of our interest-bearing debt during the period from June 30, 2016 to June 30, 2017, and an overall decrease of $5,601,137 in the principal balance of our interest-bearing debt during the first three months of 2016.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the six months ended June 30, 2017, and during the six months ended June 30, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $62,119 and $95,899, respectively.

Net loss: We incurred a loss of $1,327,212 (rounded to $0.00 per share) for the six months ended June 30, 2017, compared to a loss of $3,389,921 (rounded to $0.01 per share) for the six months ended June 30, 2016.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $177,271 during the six months ended June 30, 2017, from a balance of $191,764 at December 31, 2016, to $14,493 at June 30, 2017.  This decrease in cash occurred due to our net loss of $1,327,212, which resulted in net cash used in operations of $404,271 during the period, partially offset by $227,000 in net proceeds from financing activities.  We issued $261,000 of our convertible promissory notes, from which $21,500 in issuance costs and original issue discount was deducted; $50,000 of our 10% senior convertible notes; and $25,000 of our promissory notes; and we repaid $82,500 of our promissory notes.

We added an explanatory paragraph to our interim consolidated financial statements for the six months ended June 30, 2017.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At June 30, 2017, we had negative working capital of $4,530,564 and an accumulated deficit of $53,987,628; for the six months then ended we had a net loss of $1,327,212, and negative cash flow from operations of $404,271.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2016.  A substantial amount of these notes remain unpaid as of June 30, 2017.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at June 30, 2017 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the fourth quarter of 2017, however we cannot be assured that this will be the case.  During the six months ended June 30, 2017, we did not engage any additional personnel.  During the next six months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the six months ended June 30, 2017, we issued $239,500, net of original issue discount and finance fees, of our convertible promissory notes; $50,000 of our 10% senior convertible notes, and $25,000 of our promissory notes, which generated cash to fund operations.  During this period, we also issued an aggregate of 26,992,176 shares of our common stock in settlement of $258,613 of our convertible promissory notes plus $9,938 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes to these risk factors during the six months ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  A significant amount of these notes remained unpaid as of June 30, 2017, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes and the promissory notes will remain in default.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 16, 2016, Validian Corporation (“Validian”) entered into a Software Licensing Agreement for licensing the integration and deployment of Validian's technology in a mobile messaging application.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  August 21, 2017

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  August 21, 2017