Form 10-Q
period 2017-09-30
VALIDIAN CORP
filed 2017-11-20
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 15, 2017, 566,740,260 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$ 160	$ 191,764
Value added taxes recoverable	5,093	34,020
Prepaid expenses	3,568	57,544
Total Current assets	8,821	283,328

Total assets	$ 8,821	$ 283,328
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$ 2,983,810	$ 2,563,820
Accrued interest on 10% senior convertible notes
payable to related parties (note 8)	4,001	4,001
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	61,250	112,784
Promissory notes payable to a related party (notes 3, 8)	6,000	--
10% Senior convertible notes (notes 3, 8)	1,168,974	962,739
Convertible promissory notes (note 4)	84,308	32,777
Total current liabilities	4,628,343	3,996,121

Total liabilities	4,628,343	3,996,121

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at September 30, 2017 and at December 31, 2016)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at September 30, 2017 and December 31, 2016)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at September 30, 2017 and December 31, 2016)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,229 shares at September 30, 2017 and December 31, 2016)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 566,740,260 and 442,341,498 shares at September 30, 2017 and December 31, 2016, respectively.)	566,740	442,342
Additional paid in capital	49,431,625	48,555,010
Deficit	(54,568,158)	(52,660,416)
Treasury stock (7,000 shares at September 30, 2017 and December 31, 2016, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,619,522)	(3,712,793)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 8,821	$ 283,328

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three and nine months ended September 30, 2017 and 2016 (In United States dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses:
Selling, general and administrative	$ 140,542	$ 212,437	$ 382,978	$ 651,936
Research and development	30,107	227,017	497,923	686,112
Total expenses	170,649	439,454	880,901	1,338,048

Loss before the undernoted	(170,649)	(439,454)	(880,901)	(1,338,048)

Other income (expenses):
Loss on extinguishment of debt	--	--	--	(1,750,294)
Interest and financing costs (notes 6 and 8)	(336,800)	(471,112)	(891,641)	(1,116,246)
Foreign exchange gain (loss)	(73,081)	18,460	(135,200)	(77,438)
Total other income (expenses)	(409,881)	(452,652)	(1,026,841)	(2,943,978)

Net loss	$ (580,530)	$ (892,106)	$ (1,907,742)	$ (4,282,026)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during period	520,345,061	420,624,008	473,967,374	409,198,184

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the nine months ended September 30, 2017 and 2016 (In United States dollars)
	Nine months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (1,907,742)	$ (4,282,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,976	378,325
Non-cash interest and financing expense	844,251	605,064
Loss on extinguishment of debt	--	1,750,294
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	28,927	(10,331)
Prepaid expenses	--	(3,064)
Accounts payable and accrued liabilities	473,749	173,287
Net cash used in operating activities	(506,839)	(1,388,451)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Issuance of Class A Convertible Preferred Stock	--	1,225,000
Issuance of 10% senior convertible notes	151,235	70,000
Issuance of convertible promissory notes	321,000	748,611
Issuance of promissory notes	31,000	82,500
Debt issuance costs	(14,500)	(27,750)
Original issue discount	(15,000)	(36,611)
Repayment of 10% senior convertible notes	(5,000)	(38,452)
Repayment of convertible promissory notes	(71,000)	(316,111)
Repayment of promissory notes	(82,500)	--
Net cash provided by financing activities	315,235	1,707,187

Net increase (decrease) in cash and cash equivalents	(191,604)	318,736
Cash and cash equivalents:
Beginning of period	191,764	38,458
End of period	$ 160	$ 357,194

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2017.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2016.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,619,522, and stockholders’ deficiency of $4,619,522 as at September 30, 2017, and has incurred a loss of $1,907,742 and negative cash flow from operations of $506,839 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes, convertible promissory notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and September 2017.  As a result of these non-payment defaults, all of the 10% senior convertible notes, the promissory notes, and $64,700 of the convertible promissory notes were in default at September 30, 2017, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2017 and December 31, 2016:

	Nine months	Year ended
	ended September 30, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 116,652	$ 36,250

Note proceeds on issuance	31,000	82,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(75)	(750)
Allocated to additional paid-in capital	(1,506)	(21,250)
	(1,581)	(22,000)

Proceeds allocated to promissory notes on issuance	29,419	60,500

Accretion recorded as a charge to interest and financing costs	3,679	19,902

Principal repaid	(82,500)	--
Balance end of period	67,250	116,652

Payable to a related party (note 8)	(6,000)	--

Deferred finance charges	--	(3,868)

Balance end of period, net of deferred finance charges	$ 61,250	$ 112,784

During the nine months ended September 30, 2017, the Company issued $31,000 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.  The Company issued 75,000 shares of its common stock to the investors at issuance; $1,581, representing the relative fair value of the shares, was charged to common stock and additional paid in capital.

During the nine months ended September 30, 2017, the Company also repaid $82,500 of the promissory notes, and $3,526 in accrued interest charges thereon.

The notes outstanding at September 30, 2017 bear interest at the rate of 12% per annum.

Included in interest and financing costs for the three and nine months ended September 30, 2017 is $1,768 (2016: $2,249) and $4,885 (2016: $4,418), respectively, of interest on the promissory notes; $nil (2016: $6,584) and $3,679 (2016: $6,584), respectively, of accretion charges; and $nil (2016: $419) and $3,868 (2016: $419), respectively, of finance fees.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2016 is $nil (2016: $6,000) and $3,526 (2016: $6,000), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2017 and December 31, 2016:

	Nine months	Year
	Ended	Ended
	September 30, 2017	December 31, 2016
	(unaudited)
Balance beginning of period	$ 962,739	$ 6,721,291

Note proceeds on issuance	211,235	70,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(8,999)	(210)
Allocated to additional paid-in capital	(54,578)	(5,996)
	(63,577)	(6,206)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(11,873)
Proceeds allocated to 10% senior convertible notes on issuance	147,658	51,921

Accretion recorded as a charge to interest and financing costs	63,577	18,079
Principal repaid in cash	(5,000)	(49,794)
Principal converted in accordance with the terms of the notes	--	(151,500)
Principal settled through the issuance of Series B convertible preferred stock	--	(2,835,025)
Principal settled through the issuance of Series C convertible preferred stock	--	(2,792,233)

Balance end of period	$ 1,168,974	$ 962,739

During the nine months ended September 30, 2017, the Company issued $211,235 of its senior convertible notes, and repaid $5,000 in principal.  $151,235 of the notes were issued for cash; $60,000 of the notes were issued in settlement of accounts payable and accrued liabilities.

Under the terms of the notes issued during the nine months ended September 30, 2017, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  The notes mature on December 31, 2017.

Holders of the notes issued during the nine months ended September 30, 2017 were granted 8,999,001 common shares of the Company upon issuance of the notes; $63,577, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

Notwithstanding the stated maturity dates, all of the senior convertible notes are payable on demand, pursuant to the default provisions of the notes, as described below.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2016.  At September 30, 2017, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2017, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

3.  10% Senior convertible notes (continued)

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 662,467	$0.03
6,506	0.038
500,000	0.10
$ 1,168,974

Included in interest and financing costs for the three and nine months ended September 30, 2017 is $27,732 (2016: $29,567) and $76,190 (2016: $337,399), respectively, in coupon rate interest accrued on the 10% senior convertible notes, and $47,190 (2016: $nil) and $63,577 (2016: $18,079), respectively, in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At September 30, 2017, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $226,203, which is $942,769 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the nine months ended September 30, 2017, the Company issued $321,000 of its convertible promissory notes for cash.

$60,000 of the notes issued during the nine months ended September 30, 2017 bear interest at the rate of 8%, mature on July 17, 2018, and may be prepaid during the period from issuance to January 13, 2018, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at January 13, 2018, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the three lowest trading price during the twenty trading days immediately preceding such conversion, discounted by 45%.

$105,000 of the notes issued during the nine months ended September 30, 2017 bear interest at the rate of 8%, mature on June 12, 2018, and may be prepaid during the period from issuance to December 8, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at December 8, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the lowest trading price during the ten trading days immediately preceding such conversion, including the date of conversion, discounted by 45%.

$78,000 of the notes issued during the nine months ended September 30, 2017 bear interest at the rate of 8%, mature on November 10 2017, and could be prepaid during the period from issuance to August 2, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 2, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$35,000 of the notes issued during the nine months ended September 30, 2017 bear interest at the rate of 8%, mature on February 12, 2018, and can be prepaid during the period from issuance to August 11, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 11, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$43,000 of the notes issued during the nine months ended September 30, 2017 bear interest at the rate of 12%,  mature on November 30, 2017, and could be prepaid during the period from issuance to August 16, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 16, 2017, or thereafter, into common stock of the Company.  The rate of conversion

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

4.  Convertible promissory notes (continued)

for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$265,196, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$14,500 in finance fees, and $15,000 in original issue discounts, were incurred in relation to the convertible promissory notes issued during the nine months ended September 30, 2017, and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the nine months ended September 30, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $571,887 of note principal, plus $20,771 of accrued interest thereon, into 115,374,761 shares of the Company’s common stock.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at September 30, 2017 was 81,264,137, which represents approximately 61% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at September 30, 2017 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three and nine months ended September 30, 2017, accretion of $175,437 (2016: $279,043) and $613,874 (2016: $533,597), respectively was included in interest and financing costs.

Also included in interest and financing costs for the three and nine months ended September 30, 2017 is $45,921 (2016: $126,897) and $71,328 (2016: $171,653), respectively, relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $38,752 (2016: $26,355) and $54,240 (2016: $44,099), respectively, relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.  At September 30, 2016, the fair value of the stock issuable to fully convert the convertible promissory note principal was $634,853, which exceeded the principal amount outstanding on that date by $369,241.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $571,887 of note principal, plus $20,771 of accrued interest thereon, into 115,374,761 shares of the Company’s common stock.

In connection with the issuance of the Company’s 10% senior convertible notes during the nine months ended September 30, 2017, the Company issued 8,999,001 shares of its common stock, with a relative fair value of $63,577, to the holders of the notes.

In connection with the issuance of the Company’s promissory notes during the nine months ended September 30, 2017, the Company issued 75,000 shares of its common stock, with a relative fair value of $1,581, to the holders of the notes.

(b)  Preferred stock transactions

During the nine months ended September 30, 2017, the Company issued 78 of its Series C preferred shares in settlement of $78,000 of accounts payable and accrued liabilities.

(c)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Selling, general and administrative	$ 504	$ 114,329	$ 53,976	$ 378,325
Research and development	--	--	--	--
Total stock-based compensation included in expenses	$ 504	$ 114,329	$ 53,976	$ 378,325

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

7.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2017, and during the nine months ended September 30, 2016, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	27,253,434	36,379,793
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	81,264,137	17,743,598
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C
convertible preferred stock	107,633,333	106,166,667
Stock options	7,500,000	7,500,000
Total	375,950,904	320,090,058

8.  Related party transactions

$4,001 (December 31, 2016: $4,001) in accrued interest charges relating to the 10% senior convertible notes previously issued to a director and a company controlled by a director is included in accrued liabilities at September 30, 2017.  $nil (2016: $nil) and $nil (2016: $24,007) in interest charges relating to 10% senior convertible notes previously issued to a director and company controlled by a director, and to an individual related to a director, is included in interest and financing costs for the three and nine months ended September 30, 2017, respectively.

An officer and director of a company who holds $6,000 (December 31, 2016:  $nil) of the promissory notes is also an officer and director of the Company.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2017

(In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2017, nor during the nine months ended September 30, 2016.  Interest paid in cash during the nine months ended September 30, 2017 was $47,390 (2016:  $511,182).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2017 and 2016:

	2017	2016
Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 592,659	$ 297,392
Issuance of the Company’s Series C convertible preferred stock in settlement
of accounts payable and accrued liabilities	78,000
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities	60,000
Issuance of the Company’s common stock as compensation to consultants	--	283,330
Issuance of the Company’s common stock in settlement of accounts payable
and accrued liabilities	--	6,000
Issuance of the Company’s common stock on conversion of the 10% senior
convertible notes plus accrued interest thereon	--	98,034
Issuance of the Company’s Series A convertible preferred stock in settlement
of accrued interest on the 10% senior convertible notes	--	792,355
Issuance of the Company’s Series B convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	--	3,083,875
Issuance of the Company’s Series C convertible preferred stock in settlement
of 10% senior convertible notes plus accrued interest thereon	--	2,463,216
Total	$ 730,659	$ 7,024,202

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended September 30, 2017, under conditions substantially identical to those existing at September 30, 2017.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2016 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2017 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue: We had no revenue during the three months ended September 30, 2017, nor during the three months ended September 30, 2016.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2017, we incurred a total of $140,542, as compared to $212,437 during the three months ended September 30, 2016.  There was an overall decrease in selling, general and administrative expenses of $71,895 (34%) during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the three months ended September 30, 2017 as compared with the three months ended September 30, 2016, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended September 30, 2017, we incurred a total of $30,107, as compared to $227,017 during the three months ended September 30, 2016 on research and development activities. There was an overall decrease in research and development expenses of $196,910 (87%) during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

The decrease in research and development expenses occurred as a result of a decrease in fees paid to consultants during the three months ended September 30, 2017 as compared with the three months ended September 30, 2016.

During the three months ended September 30, 2017, the primary focus of our development activity was product support during customer and prospect trials; completing version 3.3 of Validian's technology including feature and load testing.

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

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2017 and during the three months ended September 30, 2016 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended September 30, 2017, we incurred $336,800 in interest and financing costs, a decrease of $134,312 (29%) from the $471,112 in interest and financing costs incurred during the three months ended September 30, 2016.

The $336,800 in interest and financing costs we incurred during the three months ended September 30, 2017 is comprised of $75,421 of interest and prepayment bonus paid and payable to the holders of our debt; $47,190 of accretion of our 10% senior convertible notes; $175,437 of accretion of our convertible promissory notes; and $38,752 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $471,112 in interest and financing costs we incurred during the three months ended September 30, 2016 is comprised of $158,712 of interest and prepayment bonus paid and payable to the holders of our debt; $6,584 of accretion of our promissory notes; $279,043 of accretion of our convertible promissory notes; and $26,773 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes, 10% senior convertible notes, and convertible promissory notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and September 30, 2017; a significant portion of these notes remain in default as at September 30, 2017.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2017, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended September 30, 2017, and for the three months ended September 30, 2016 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the three months ended September 30, 2017 was greater than the fair value of equity components relating to similar notes issued during the three months ended September 30, 2016, which resulted in an increase of $47,190 (100%) in accretion related to these classes of notes.

Accretion of our convertible promissory notes decreased by $103,606 (37%), primarily as a result of the equity component of this class of notes outstanding during the three months ended September 30, 2017 being less than the equity component of these notes outstanding during the three months ended September 30, 2016.

Interest paid and payable to the holders of our debt decreased by $83,291 (52%), primarily as a result of an overall decrease of $58,495 in the principal balance of our interest-bearing debt during the period from September 30, 2016 to September 30, 2017, and a decrease in prepayment bonus paid to holders of our convertible promissory notes.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended September 30, 2017, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $73,081. During the three months ended September 30, 2016, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency transactions of $18,460.

Net loss: We incurred a loss of $580,530 (rounded to $0.00 per share) for the three months ended September 30, 2017, compared to a loss of $892,106 (rounded to $0.00 per share) for the three months ended September 30, 2016.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue: We had no revenue during the nine months ended September 30, 2017, nor during the three months ended September 30, 2016.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2017, we incurred a total of $382,978, as compared to $651,936 during the nine months ended September 30, 2016.  There was an overall decrease in selling, general and administrative expenses of $268,958 (41%) during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2017, we incurred a total of $497,923, as compared to $686,112 during the nine months ended September 30, 2016 on research and development activities. There was an overall decrease in research and development expenses of $188,189 (27%) during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

The decrease in research and development expenses occurred as a result of a decrease in fees paid to consultants during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016, due to a less extensive level of development activity undertaken.

During the nine months ended September 30, 2017, the primary focus of our development activity was completing the development of the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; completing the development of the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing; supporting the trial release of a customer's Validian-enabled application; testing Validian’s technology on a particular cloud platform, adding the ability to scale rapidly on that cloud platform, designing and architecting more secure features and capabilities for a third module to be developed and supporting the integration of Validian’s core technology by certain channel partners into their applications and solutions; product support during customer and prospect trials; and completing version 3.3 of Validian's technology including feature and load testing.

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

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2017 and during the nine months ended September 30, 2016 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the nine months ended September 30, 2017, we incurred $891,641 in interest and financing costs, a decrease of $224,605 (20%) from the $1,116,246 in interest and financing costs incurred during the nine months ended September 30, 2016.

The $891,641 in interest and financing costs we incurred during the nine months ended September 30, 2017 is comprised of $152,403 of interest and prepayment bonus paid and payable to the holders of our debt; $63,577 of accretion of our 10% senior convertible notes; $613,874 of accretion of our convertible promissory notes; $3,679 of accretion of our promissory notes; and $58,109 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $1,116,246 in interest and financing costs we incurred during the nine months ended September 30, 2016 is comprised of $513,469 of interest and prepayment bonus paid and payable to the holders of our debt; $18,079 of accretion of our 10% senior convertible notes; $533,597 of accretion of our convertible promissory notes; $6,584 of accretion of our promissory notes; and $44,517 of amortized deferred finance fees and original issue discount relating to the convertible promissory notes.

We failed to settle certain of our promissory notes, 10% senior convertible notes and convertible promissory notes, and accrued interest thereon, when they became due on various dates between October 1, 2008,  and September 30, 2017; a significant portion of these notes remain in default as at September 30, 2017.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2017, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the nine months ended September 30, 2017, and for the nine months ended September 30, 2016 relate only to notes issued during these periods. The fair value of the equity components relating to this class of notes issued during the nine months ended September 30, 2017 was greater than the fair value of equity components relating to similar notes issued during the nine months ended September 30, 2016, which resulted in an increase of $45,498 (252%) in accretion related to these classes of notes.

Accretion relating to the promissory notes decreased by $2,905 (44%) as a result of the value of the equity components relating to these notes being lower during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Accretion of our convertible promissory notes increased by $80,277 (15%) primarily as a result of the equity component of this class of notes outstanding during the nine months ended September 30, 2016 being greater than the equity component of these notes outstanding during the nine months ended September 30, 2017.

Interest and prepayment bonus paid and payable to the holders of our debt decreased by $361,066 (70%), primarily as a result of an overall decrease of $58,495 in the principal balance of our interest-bearing debt during the period from September 30, 2016 to September 30, 2017, and a decrease in prepayment bonus paid to holders of our convertible promissory notes

Loss on extinguishment of debt:  During the nine months ended September 30, 2016, we issued Class A, Class B and Class C convertible stock in settlement of certain of the 10% senior convertible notes and accrued interest thereon.  There was an aggregate loss on these financing transactions of $1,750,554.  We also settled $6,000 in accounts payable and accrued liabilities by issuing common stock, which resulted in a gain of $260 on the settlement.  There were no comparable transactions during the nine months ended September 30, 2015.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the nine months ended September 30, 2017, and during the nine months ended September 30, 2016, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $135,200 and $77,438, respectively.

Net loss: We incurred a loss of $1,907,742 (rounded to $0.00 per share) for the nine months ended September 30, 2017, compared to a loss of $4,282,026 (rounded to $0.01 per share) for the nine months ended September 30, 2016.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $191,604 during the nine months ended September 30, 2017, from a balance of $191,764 at December 31, 2016, to $160 at September 30, 2017.  This decrease in cash occurred due to our net loss of $1,907,742, which resulted in net cash used in operations of $506,839 during the period, partially offset by $315,235 in net proceeds from financing activities.  We issued $321,000 of our convertible promissory notes, from which $29,500 in issuance costs and original issue discount was deducted; $151,235 of our 10% senior convertible notes; and $31,000 of our promissory notes; and we repaid $82,500 of our promissory notes, $71,000 of our convertible promissory notes, and $5,000 of our 10% senior convertible notes.

We added an explanatory paragraph to our interim consolidated financial statements for the nine months ended September 30, 2017.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2017, we had negative working capital of $4,619,522 and an accumulated deficit of $54,568,158; for the nine months then ended we had a net loss of $1,907,742, and negative cash flow from operations of $506,839.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes, promissory notes and convertible promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to September 30, 2017.  A substantial amount of these notes remain unpaid as of September 30, 2017.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at September 30, 2017 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the first quarter of 2018, however we cannot be assured that this will be the case.  During the nine months ended September 30, 2017, we did not engage any additional personnel.  During the next nine months we expect to engage one officer and director; we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2017, we issued $291,500, net of original issue discount and finance fees, of our convertible promissory notes; $151,235 of our 10% senior convertible notes, and $31,000 of our promissory notes, which generated cash to fund operations.  We also issued 78 Series C convertible preferred shares and $60,000 of our 10% senior convertible notes in settlement of accounts payable and accrued liabilities, which reduced our requirement for cash settlement of the respective liabilities.  During this period, we also issued an aggregate of 115,374,761 shares of our common stock in settlement of $571,887 of our convertible promissory notes plus $20,771 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes to these risk factors during the nine months ended September 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes, our promissory notes and our convertible promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and September 31, 2017.  A significant amount of these notes remained unpaid as of September 30, 2017, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  November 20, 2017

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 20, 2017