Form 10-K
period 2017-12-31
VALIDIAN CORP
filed 2018-04-17
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0063
Expires: December 31, 2020
Estimated average burden hours per response: 2391.73

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company  ☒  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.032) and asked ($0.0325) price of the registrant’s Common Stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,579,465, based upon the average between the closing bid and asked price ($0.03225) multiplied by the 576,107,441 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of April 2, 2018: 634,577,895.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 1673 (11-14)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2017

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

54

Item 9A(T).  Controls and Procedures.

54

Item 9B.  Other Information.

56

PART III

57

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a)

of the Exchange Act.

57

Item 11. Executive Compensation.

58

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

59

Item 13.  Certain Relationships and Related Transactions.

61

Item 14.  Principal Accountant Fees and Services

61

PART IV

62

Item 15.  Exhibits and Financial Statement Schedules

62

SIGNATURES

63

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

PART I

Item 1.  Description of Business.

Summary

Validian Corporation provides software products to assist public and private enterprises address the increasingly complex issues surrounding the protection of digital information and application security.  Validian Protect is software only cyber security technology comprising an Application and Data Protection Platform and a Data Protection Module, which protect the complete life cycle of data by providing secure access, retrieval, transfer, receipt, storage and usage of digital information on mobile, Cloud, web, local and network applications, devices, servers, databases and memory at rest, in transit and in usage using wired, wireless and mobile networks and most mainstream technology platforms. Validian Protect enables the next generation of secure Mobile Messaging and Communications, Cloud Computing, Cloud Storage, Distributed Computing and Web Application and Web Portal Access and Usage, Software Defined Networking, the Internet of Things and SCADA, for computers, servers, data bases, intelligent sensors, tablets and Smartphones. The Company provides solutions that can be customized to the client's business process to ensure end-to-end authenticity, integrity and custody of high value digital assets. Incorporated in the United States, Validian has offices in the United States and Canada.

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

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*

IT departments that serve their organization with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the protection of the transfer, storage and usage of data within and between applications and over distributed networks; and

*

cloud platform and cloud solution providers, independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges of data between and protect the storage and usage of their data within, their customers’ partners, suppliers and other participants.

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

Marketing Analysis

During the year ended December 31, 2017, we utilized the services of industry specialists in the cloud, mobile messaging and social media, health care, defense, public safety, banking, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*

provision, management and governance of cyber security;

*

features and benefits;

*

integration into current systems;

*

openness of the architecture;

*

future developments; and

*

implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific.  At April 2, 2018 we had three sales representatives.

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

ValidianProtect creates a virtual closed system, which Validian calls a "Realm", that encompasses and protects applications and the complete life cycle of the data in various forms and stages, including access, retrieval, transfer, receipt, storage as well as varying usage scenarios: creation, editing, modifying, opening on screen, reading and manipulation. The Realm ensures that only authorized application endpoints can participate and provides a protective barrier against cyber-attacks, oftentimes even when other cyber security measures that are present (e.g. firewalls, intrusion and threat prevention, anti-virus and anti-malware) fail, or devices have been hacked, improperly accessed, infected with malware or otherwise compromised, even through zero-day vulnerabilities. There can be an unlimited number of interconnecting or non-interconnecting Realms.

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2017	2016
$497,924	$930,019

For more information, see: "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property Protection

We rely on common law and statutory protection of trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of our core technology and have registered several trademarks in North America and in Europe.

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

Employees

As at April 2, 2018, we had sixteen employees and contractual personnel, including one executive officer, three sales and marketing staff, eleven in research and development and one in administration.  Eleven are located in Ottawa, Canada, two are located in the U.S.A. and three are located in Europe. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $2,099,412, and negative cash flow from operations of $527,102 during the year ended December 31, 2017.  During the year ended December 31, 2016, we incurred a net loss of $4,261,008 and negative cash flow from operations of $1,744,539.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

To attract customers, we may have to develop a market identity and increase public awareness of our technology and products. To increase market awareness of our technology and our products, we will continue to make significant expenditures for marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building market recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our technology and our products, which would have a material adverse effect on our results of operations.

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

Our operating results may prove unpredictable and may fluctuate significantly.

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

As of April 2, 2018, we have 7,500,000 outstanding options or warrants to purchase shares of our common stock.

We have two existing stock option plans, one of which had 412,302 shares remaining for issuance as of April 2, 2018, the second of which had 2,087,698 shares remaining for issuance as of April 2, 2018.  Future options issued under these plans may have dilutive effects.

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

As of April 2, 2018, we had outstanding 634,577,895 shares of our common stock, of which approximately 47,824,970 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

*

that are not traded on a securities exchange, a “junior tier” of an exchange or an automated quotation system sponsored by a registered national securities association that has established initial listing standards that meet or exceed specified criteria a maintains similar quantitative continued listing standards; or:

*

whose prices are not quoted on the NASDAQ automated quotation system; or

*

of issuers with net tangible assets less than:

*

$2,000,000 if the issuer has been in continuous operation for at least three years; or

*

$5,000,000 if in continuous operation for less than three years, or

*

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks not less than two business days before a transaction is affected, and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

*

to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

*

to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

*

to provide, not less than two business days before a transaction is affected, the investor with a written statement setting forth the basis on which the broker-dealer made the determination in the second bullet above; and

*

to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current executive officer and director, and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of April 2, 2018, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 14.7% of the outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Item 2.  Description of Properties.

Our Canadian office is located at 6 Gurdwara Rd., Suite 205, Ottawa, Canada, K2E 8A3. The telephone number is (613) 224-3535.  Our United States office is located at 700 Old Roswell Lakes Parkway, Suite 110, Roswell, Georgia U.S.A. 30076, telephone number (770) 649-1737.

Our Ottawa office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 2,500 square feet.  Our Atlanta office is leased from a non-affiliated party per oral arrangement on a month-by-month basis.  The lease provides shared access to and use of 1,000 square feet.

Item 3.  Legal Proceedings.

During Q1 2018, the Company entered into legal proceedings with a provider of services regarding the amount of the balance owed by the Company for services rendered by the provider of services to the Company during 2017.

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

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2016
January 1 to March 31	0.034	0.02
April 1 to June 30	0.0372	0.0201
July 1 to September 30	0.054	0.302
October 1 to December 31	0.046	0.03
2017
January 1 to March 31	0.034	0.0215
April 1 to June 30	0.071	0.0143
July 1 to September 30	0.0175	0.005
October 1 to December 31	0.0087	0.0047
2018
January 1 to March 31	0.076	0.053

On April 2, 2018, the closing price of our common stock was $0.0066 per share.

(b)

Holders -- There were approximately 232 holders of record of our common stock as of April 2, 2018, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of April 2, 2018 was 634,577,895 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)

Sales of Unregistered Securities--During the three months ended December 31, 2017, we issued the following:

*

2,500,000 shares of our common stock to an accredited investor pursuant to the conversion on October 2 of $6,833.33 in principal amount on our convertible promissory notes;

*

2,900,000 shares of our common stock to an accredited investor pursuant to the conversion on October 18 of $8,120 in principal amount on our convertible promissory notes;

*

3,600,000 shares of our common stock to an accredited investor pursuant to the conversion on October 24 of $10,020 in principal amount on our convertible promissory notes;

*

4,283,249 shares of our common stock to an accredited investor pursuant to the conversion on October 30 of $10,026.67 in principal amount and $1,895.04 in accrued interest on our convertible promissory notes;

*

6,440,330 shares of our common stock to an accredited investor pursuant to the conversion on October 30 of $16,500 in principal amount and $1,919.34 in accrued interest on our convertible promissory notes;

*

5,564,494 shares of our common stock to an accredited investor pursuant to the conversion on November 22 of $16,500 in principal amount and $1,268.88 in accrued interest on our convertible promissory notes;

*

6,992,010 shares of our common stock to an accredited investor pursuant to the conversion on December 14 of $19,800 in principal amount and $2,889.07 in accrued interest on our convertible promissory notes;

*

an aggregate of 180 of our Series C preferred shares on October 18 to consultants payable pursuant to consulting agreements;

During the period from January 1 to March 31, 2018, we issued the following:

*

An aggregate of 4,500,000 shares of our common stock to accredited investors pursuant to conversions on January 25, 2018 of an aggregate of $10,200 in principal amount on our convertible promissory notes;

*

An aggregate of 7,824,245 shares of our common stock to accredited investors pursuant to conversions on February 8, 2018 of an aggregate of $27,971.68 in principal amount plus accrued interest on our convertible promissory notes;

*

An aggregate of 6,400,000 shares of our common stock to accredited investors pursuant to conversions on February 12, 2018 of an aggregate of $15,040 in principal amount on our convertible promissory notes;

*

An aggregate of 6,210,000 shares of our common stock to accredited investors pursuant to conversions on March 9, 2018 of an aggregate of $15,007.50 in principal amount on our convertible promissory notes;

*

9,123,307 shares of our common stock to an accredited investor pursuant to the conversion on March 27, 2018 of $25,000 in principal amount and $1,594.44 in accrued interest on our convertible promissory notes;

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2017 and 2016 and with respect to the consolidated balance sheets as at December 31, 2017 and 2016, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2017	2016
Operations Data
Income	$ --	$ 475,000
Selling, general and administrative	499,323	897,497
Research and development	497,924	930,019
Depreciation of property and equipment	--	--
Other expenses, net	1,102,165	2,908,492
Net loss	$ 2,099,412	$ 4,261,008

	Year Ended December 31
	2017	2016
Cash Flows Data
Net cash used in operating activities	$ (527,102)	$ (1,744,539)
Net cash used in investing activities	--	--
Net cash provided by financing activities	335,338	1,897,845
Effects of exchange rates on cash and cash equivalents	--	--
Net increase (decrease) in cash and cash equivalents	$ (191,764)	$ 153,306

	December 31
Balance Sheet Data	2017	2016
Cash (bank indebtedness)	$ (103)	$ 191,764
Total current assets	31,969	283,328
Total assets	31,969	283,328
Total current liabilities	4,673,030	3,996,121
Stockholders’ deficiency	$ (4,641,061)	$ (3,712,793)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2017 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2017.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2017 Consolidated Financial Statements.

Research and development expenses:

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our products are determined to be commercially available, we will capitalize those development expenditures that are related to the maintenance of the commercial products and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial products resulting in a change to amortization expense and impairment charges.

Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – stock compensation”).  ASC Topic 718 requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2018.  Our major initiatives through December 31, 2018 are:

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of social media, public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $100,000 on our marketing efforts during the year ending December 31, 2018.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $200,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2018.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2018 are expected to total $300,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2018.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2018 will be $900,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $262,000 on general and administrative activities during the year ending December 31, 2018.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,472,000 for all expenses during the year ending December 31, 2018, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

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

The fiscal year ended December 31, 2017 compared to the fiscal year ended December 31, 2016

Revenue:  On January 1, 2006 we entered into an agreement with a Value-Added Reseller (“VAR”), pursuant to which we granted the VAR a license to sell our software to the VAR’s customers for a period of three years.  As a result of subsequent delays in completing certain of our software products to a market ready stage, and in consideration of the general market decline during 2009, we have agreed to extend the expiry of this agreement, with terms to be negotiated upon completion of our current development initiatives.  Our fee for this license, excluding applicable sales taxes, was $155,000, of which $151,650 has been collected.  We will recognize revenue in connection with this sale once all of the criteria required for us to do so as set out in our accounting policies, have been met.

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

During the year ended December 31, 2016, we entered into a Software License Agreement with a customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $400,000 was paid on signing for the license and integration, which integration was completed during 2016. A royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application. We also entered into a Software License Agreement with another customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $75,000 was paid on signing for the license and another payment of $75,000 is due upon the integration, which is scheduled for completion during 2018, plus a royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application.

We had no revenue during the year ended December 31, 2017 as a result of a shift in our selling focus to large companies for whom the sales cycle is much longer.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2017 we incurred a total of $499,323, as compared to $897,497, during the year ended December 31, 2016.  There was an overall decrease in selling, general and administrative expenses of $398,174 (44%).

The decrease in selling, general and administrative expenses occurred primarily as a result of a decrease in   stock-based remuneration for administrative consultants.

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2017, we spent $497,924 developing our software applications, compared to $930,019 during the year ended December 31, 2016.  There was an overall decrease in research and development expenses of $432,095 (47%).

The decrease in research and development expenses occurred primarily as a result of us engaging less personnel to assist in our research and development activities; below is a summary of these activities during the year.

Q1 2017

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

Q2 2017

During Q2 2017, the primary focus of our development activity was completing the development of the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; completing the development of the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing; and supporting the trial release of a customer's Validian-enabled application.

Q3 2017

During Q3 2017, primary focus of our development activity was product support during customer and prospect trials; completing version 3.3 of Validian's technology including feature and load testing.

Q4 2017

During Q4 2017, the primary focus of our development activity was product support during customer and prospect trials.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2017 and during the year ended December 31, 2016 consisted of interest and financing costs associated with our 10% senior convertible notes, our convertible promissory notes, and our promissory notes.  During the year ended December 31, 2017, we incurred $968,866 in interest and financing costs, a decrease of $241,061 (20%) over the $1,209,927 in interest and financing costs incurred during the year ended December 31, 2016.

The $968,866 in interest and financing costs we incurred during the year ended December 31, 2017 is comprised of $188,311 of interest paid and payable to the holders of our debt; $716,356 of accretion on our 10% senior convertible notes, our promissory notes and our convertible promissory notes; $38,402 in amortization of original issue discount on our convertible promissory notes; and $25,797 of financing costs.  The $1,209,927 in interest and financing costs we incurred during the year ended December 31, 2016 is comprised of $556,056 of interest paid and payable to the holders of our debt; $598,835 of accretion on our 10% senior convertible notes, our promissory notes and our convertible promissory notes; $28,266 in amortization of original issue discount on our convertible promissory notes; and $26,770 of financing costs.

Aggregate interest and financing costs decreased by $241,061 (20%) during the year ended December 31, 2017 as compared with the year ended December 31, 2016. There was a decrease of $367,745 (66%) in coupon rate interest charges, which occurred primarily as a result of a result of a net decrease of $5,334,053 in the principal balance of our interest-bearing notes during 2016, where for a portion of the year interest was accrued on the larger principal balance. In addition, $142,280 in prepayment bonus incurred in accordance with the prepayment provision on our convertible promissory notes during 2016, an increase of $103,383 (73%) over the $38,897 in prepayment bonus we incurred during 2017.

Charges to interest as a result of accretion increased by $117,521 (20%), as a result of the equity components of notes issued during 2017 having a higher relative fair value than those issued during 2016.

Financing costs relate to our convertible promissory notes and our promissory notes and are deferred at issuance and amortized over the life of the note.  During the year ended December 31, 2017, we paid $16,000 in finance costs on new notes issued, as compared with $29,750 paid on new notes issued during the year ended December 31, 2016.  Financing costs recognized as expense through periodic amortization charges decreased by $973 (4%) during the year ended December 31, 2017 as compared with the year ended December 31, 2016.

During the year ended December 31, 2017, we paid $18,000 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note.  $38,402 in original issue discount was recognized as expense through periodic amortization charges during the year. During the year ended December 31, 2016, we paid $57,611 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note.  $28,266 in original issue discount was recognized as expense through periodic amortization charges during the year ended December 31, 2016.

Loss on extinguishment of debt and accrued liabilities:  During the year ended December 31, 2017, there were no losses on extinguishment of debt and accrued liabilities.

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

Other expense:  Other expense is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the year ended December 31, 2017, the Canadian dollar gained strength in relation to the United States dollar, resulting in a net loss of $133,299 on foreign currency translations.  During the year ended December 31, 2016, the Canadian dollar gained strength in relation to the United States dollar, resulting in a net loss of $53,271 on foreign currency translations.

Net loss: We incurred a loss of $2,099,412 ($0.00 per share) for the year ended December 31, 2017, compared to a loss of $4,261,008 ($0.01 per share) for the year ended December 31, 2016.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

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

Our cash and cash equivalents decreased by $191,867 during the year ended December 31, 2017, from a balance of $191,764 at December 31, 2016, to a bank indebtedness of $103 at December 31, 2017, primarily as a result of our operating activities, which generated a net loss of $527,102.  This decrease in cash was substantially offset by our financing activities which generated net proceeds of $335,338.    Our cash and cash equivalents increased by $153,306 during the year ended December 31, 2016, from a balance of $38,458 at December 31, 2015, to $191,764 at December 31, 2016, primarily as a result of our financing activities, which generated net proceeds of $1,897,845 from the issuance of our Series A Convertible preferred shares, our 10% senior convertible notes and our promissory notes, net of repayments and debt issuance costs.  This increase in cash was substantially offset by our net loss of $4,261,008 for the year, which resulted in net cash used in operations of $1,744,539.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2017.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2017, we had negative working capital of $4,641,061 and an accumulated deficit of $54,759,828; we incurred a net loss of $2,099,412, and negative cash flow from operations of $527,102 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2017 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We had our first commercial sales during the year ended December 31, 2016; and no commercial sales during 2017. We anticipate further commercial sales during the second or third quarter of 2018, however we cannot be assured that this will be the case.  During the year ended December 31, 2017, we engaged five new consultants to provide marketing and investor relations services; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through commercial sales or the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2017, we issued $146,235, net of repayments, of our 10% senior convertible notes and $246,000, net of finance fees, original issue discount and repayments, in convertible promissory notes, which generated cash for funding operations, and which were partially offset by net repayments of $57,000 of our promissory notes.  We also issued 258 shares of our Series C convertible preferred shares in settlement of accounts payable, accrued liabilities and consulting fees; $60,000, of our 10% senior convertible notes in settlement of accounts payable; 147,654,844 shares of our common stock in settlement of our convertible promissory notes and accrued interest thereon; and $4,000 of our promissory notes in settlement of accounts payable, all of which reduced the cash which would otherwise have been required to settle these liabilities and expenses.  We issued 10,499,001 shares of our common stock pursuant to the terms of 10% senior convertible notes issued during the year, and 75,000 shares of our common stock pursuant to the terms of promissory notes issued during the year, which reduced the rate of coupon interest which would otherwise have been reflected in these transactions.

During the period from January 1 to April 2, 2018, we issued $33,500 of our 12% promissory notes, the proceeds of which were used to fund operations.  Additionally, we issued an aggregate of 34,057,552 shares of our common stock to holders of our convertible promissory notes on conversion of the notes and accrued interest thereon, which reduced the cash which would otherwise have been required to settle these liabilities.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources.  Research and development expenses for the year ended December 31, 2017 decreased by approximately 47% as compared to the year ended December 31, 2016.  Selling, general and administrative expenses for the year ended December 31, 2017 decreased by approximately 44% as compared to the year ended December 31, 2016.  The changes in these expenses occurred as a result of several factors, as explained under “Results of Operation.”

Our plans with respect to future staffing will be dependent upon our ability to raise additional capital.  We have not entered into any off-balance sheet arrangements which would have resulted in our use of capital.

The cost to implement appropriate controls and procedures to ensure compliance with Section 404 of the Act is included in our budget for 2018.

Commitments:  We are not currently a party to any operating lease agreement, nor do we have any contingent liabilities.

Item 8. Financial Statements.

Consolidated Financial Statements of

VALIDIAN CORPORATION

Years ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Validian Corp (the “Company”) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2011

Las Vegas, Nevada

April 13, 2018

VALIDIAN CORPORATION Consolidated Balance Sheets December 31, 2017 and 2016 (In U.S. dollars)
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$ –	$ 191,764
Value added taxes recoverable	5,995	34,020
Prepaid expenses	25,974	57,544
Total current assets	31,969	283,328

Total assets	$ 31,969	$ 283,328

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank indebtedness	$ 103	$ –
Accounts payable	697,438	443,910
Accrued liabilities	2,387,412	2,119,910
Accrued interest on 10% notes payable to related parties (note 11)	4,187	4,001
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	61,250	112,784
10% Senior convertible notes (note 5)	1,168,974	962,739
Promissory notes payable to a related party (note 4 and 11)	4,500	–
Convertible promissory notes (note 6)	29,166	32,777
Total current liabilities	4,673,030	3,996,121

Total liabilities	4,673,030	3,996,121

Stockholders’ deficiency:
Preferred stock ($0.001 par value. Authorized 50,000,000
shares; issued and outstanding Nil shares in 2017 and 2016)	–	–
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 10,000 shares in 2017 and 2016; issued and
outstanding 2,230 shares in 2017 and 2,230 shares in 2016)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 5,000 shares in 2017 and 2016; issued and outstanding
3,900 shares in 2017 and 3,900 shares in 2016)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated
value. Authorized 5,000 shares in 2017 and 2016; issued and outstanding
3,409 shares in 2017 and 3,151 shares in 2016)	3	3
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2017 and in 2016; Issued and outstanding 600,520,343 shares
in 2017 and 442,341,498 shares in 2016 (note 7(a))	600,520	442,342
Additional paid-in capital	49,567,976	48,555,010
Deficit	(54,759,828)	(52,660,416)
Treasury stock (7,000 shares in 2017 and 2016 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(4,641,061)	(3,712,793)
Future operations (note 2(a))
Guarantees and commitments (note 12)
Subsequent events (note 17)
Total liabilities and stockholders deficiency	$ 31,969	$ 283,328

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION Consolidated Statements of Operations Years ended December 31, 2017 and 2016 (In U.S. dollars)

	2017	2016

Income:
Software licensing fees	$ –	$ 475,000

Total Income	–	475,000

Expenses:
Selling, general and administrative	499,323	897,497
Research and development	497,924	930,019
Depreciation of property and equipment	–	–

Total Expenses	997,247	1,827,516

Loss before the undernoted	(997,247)	(1,352,516)

Other expenses:
Loss on extinguishment of debt and accrued
liabilities (note 9)	–	(1,645,294)
Interest and financing costs (notes 9 and 11)	(968,866)	(1,209,927)
Other	(133,299)	(53,271)

Total other expenses	(1,102,165)	(2,908,492)

Net loss	$(2,099,412)	$(4,261,008)

Loss per common share – basic
and diluted (note 10)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding	501,784,788	415,187,703

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2017 and 2016 (In U.S. dollars)
	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31, 2015	387,538,066	$387,538	–	$ –	–	$ –	–	$ –	$37,024,381	$(48,228,458)	$(49,738)	$(10,866,277)
Ser. A Conv. Preferred shares
issued for cash (note 7(b))	–	–	1,225	1	–	–	–	–	1,224,999	–	–	1,225,000
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance
(note 5)	210,000	210	–	–	–	–	–	–	5,996	–	–	6,206
Intrinsic value of the beneficial
conversion feature of the
10% senior convertible notes
at date of issuance (note 5)	–	–	–	–	–	–	–	–	11,873	–	–	11,873
Shares issued as partial
consideration for consulting
services rendered and to be
rendered (note 7(a))	9,100,000	9,100	–	–	–	–	–	–	274,230	–	–	283,330
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
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon (note 7(a))	23,962,703	23,963	–	–	–	–	–	–	304,680	–	–	328,643
Shares issued in settlement of
Accounts payable (note 7(a))	200,000	200	–	–	–	–	–	–	5,540	–	–	5,740
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6)	--	--	–	–	–	–	–	–	858,278	--	--	858,278
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 7(a))	750,000	750	–	–	–	–	–	–	21,250	--	--	22,000
Net loss	–	–	–	–	–	–	–	–	–	(4,261,008)	–	(4,261,008)
Balances at December 31, 2016	442,341,498	$442,342	2,230	$ 2	3,900	$ 4	3,151	$ 3	$48,555,010	$(52,660,416)	$(49,738)	$(3,712,793)

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2017 and 2016 (In U.S. dollars)
	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31, 2016	442,341,498	$442,342	2,230	$ 2	3,900	$ 4	3,151	$ 3	$48,555,010	$(52,660,416)	$(49,738)	$(3,712,793)
Shares issued pursuant to the
terms of the 10% senior
convertible notes at issuance and
subsequent modification (note 5)	10,499,001	10,500	–	–	–	–	–	–	57,235	–	–	67,735
Ser. C Conv. Preferred shares
issued in settlement of accounts
payable, accrued liabilities and
consulting fees rendered (note 7(b))	–	–	–	–	–	–	258	0	118,200	–	–	118,200
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon (note 7(a))	147,604,844	147,603	–	–	–	–	–	–	540,829	–	–	688,432
Intrinsic value of the beneficial
conversion feature of the
Convertible promissory notes
at date of issuance (note 6)	--	--	–	–	–	–	–	–	295,196	--	--	295,196
Shares issued pursuant to the
terms of the promissory notes
at issuance (note 7(a))	75,000	75	–	–	–	–	–	–	1,506	--	--	1,581
Net loss	–	–	–	–	–	–	–	–	–	(2,099,412)	–	(2,099,412)
Balances at December 31, 2017	600,502,343	$600,520	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,567,976	$(54,759,828)	$(49,738)	$(4,641,061)

VALIDIAN CORPORATION Consolidated Statements of Cash Flows Years ended December 31, 2017 and 2016 (In U.S. dollars)

	2017	2016

Cash flows from operating activities:
Net loss	$ (2,099,412)	$ (4,261,008)
Items not involving cash:
Depreciation of property and equipment	–	–
Stock-based compensation expense (note 7(d))	71,771	466,554
Non-cash interest expense	921,475	669,502
Non-cash sale transaction (note 5)	--	(400,000)
Loss on extinguishment of debt and accrued liabilities	–	1,645,294
Change in non-cash operating working
capital (note 15)	579,064	135,119

Net cash used in operating activities	(527,102)	(1,744,539)

Cash flows from investing activities:
Additions to property and equipment	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Bank indebtedness	103
Issuance of Ser.A conv. Preferred shares	--	1,225,000
Issuance of 10% senior convertible notes	151,235	70,000
Issuance of convertible promissory notes	351,000	973,611
Issuance of promissory notes	31,000	82,500
Debt issuance costs	(16,000)	(29,750)
Original issue discount	(18,000)	(57,611)
Repayment of promissory notes	(88,000)	–
Repayment of 10% senior convertible notes	(5,000)	(49,794)
Repayment of convertible promissory notes	(71,000)	(316,111)

Net cash provided by financing activities	335,338	1,897,845

Effects of exchange rates on cash and cash equivalents	–	–

Net increase (decrease) in cash and cash equivalents	(191,764)	153,306
Cash and cash equivalents, beginning of period	191,764	38,458

Cash and cash equivalents, end of period	$ --	$ 191,764

Supplementary information (note 16)

See accompanying notes to consolidated financial statements.

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

2.

Summary of significant accounting policies:

(a)

Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has had limited revenues to date, has negative working capital of $4,641,061, has accumulated a deficit of $54,759,828 as at December 31, 2017, and has incurred a loss of $2,099,412 and negative cash flow from operations of $527,102 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2017, resulting in a condition of default for all of the 10% senior convertible notes and the promissory notes; a significant portion of these notes remain in default as at December 31, 2017.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1,472,000 for the year ending December 31, 2018. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

2.

Summary of significant accounting policies (continued):

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and includes computer hardware and software.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware:  2 years; computer software:  1 year.

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

(h)

Revenue recognition:

Revenue from sale of product licenses is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

(l) Stock-based compensation:

The Corporation accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – stock compensation” (ASC Topic 718).  ASC Topic 718 requires all share-based payments, including stock options granted by the Corporation to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Corporation uses the Black Scholes option-pricing model and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Corporation’s circumstances is the stated vesting period of the award.

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2017, the Corporation had approximately $11,950,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

3.

Property and equipment:

2017
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

2016
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

4.

Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of year	$ 112,784	$ 36,250

Note proceeds on issuance	35,000	82,500
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	(75)	(750)
Allocated to additional paid-in capital	(1,506)	(21,250)
	(1,581)	(22,000)

Proceeds allocated to promissory notes on issuance	33,419	60,500

Accretion recorded as a charge to interest and financing costs	7,547	19,902

Principal repaid	(88,000)	--
Balance end of period	65,750	116,652

Payable to a related party (note 11)	(4,500)	--

Deferred finance charges	--	(3,868)

Balance at end of year	$ 61,250	$ 112,784

During the year ended December 31, 2017, the Company issued $35,000 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.  The Company issued 75,000 shares of its common stock to the investors at issuance; $1,581, representing the relative fair value of the shares, was charged to common stock and additional paid in capital.

During the year ended December 31, 2017, the Company also repaid $88,000 of the promissory notes, and $3,526 in accrued interest charges thereon.

The notes outstanding at December 31, 2017 bear interest at the rate of 12% per annum.

During the year ended December 31, 2016, the Corporation issued $82,500 of its promissory notes, for cash, and repaid $6,000 in accrued interest on the notes.

4.

Promissory notes payable (continued):

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

Promissory notes outstanding at December 31, 2016 included $36,250 which are due on demand and bear interest at 12%; and $82,500 which matured on January 13, 2017 and bore interest at the rate of 10% per annum

The promissory notes are unsecured.

Included in interest and financing costs for the year ended December 31, 2017 is $6,827 (2016: $7,594) of interest paid and payable to the holders of the promissory notes; $3,679 (2016: $19,902), of accretion charges; and $3,868 (2016: $3,632) of finance fees.  Interest on the promissory notes paid in cash during the year ended December 31, 2017 was $3,526 (2016:  $6,000).

5.

10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of year	$ 962,739	$ 6,721,291

Note principal on issuance and subsequent modification	211,235	70,000
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	(10,499)	(210)
Allocated to additional paid-in capital	(57,236)	(5,996)
	(67,735)	(6,206)
Allocated to additional paid-in capital for the intrinsic value of the
beneficial conversion feature	--	(11,873)
Proceeds allocated to 10% senior convertible notes on issuance	143,500	51,921

Accretion recorded as a charge to interest and financing costs	67,735	18,079
Principal repayments in cash	(5,000)	(49,794)
Principal converted pursuant to the terms of the notes	--	(151,500)
Principal settled through the issuance of Ser. B conv. preferred stock	--	(2,835,025)
Principal settled through the issuance of Ser. C conv. Preferred stock	--	(2,792,233)
Balance at end of year	1,168,974	962,739
Payable to related parties (note 13)	--	--
	$1,168,974	$ 962,739

During the year ended December 31, 2017, the Company issued $211,235 of its senior convertible notes, and repaid $5,000 in principal.  $151,235 of the notes were issued for cash; $60,000 of the notes were issued in settlement of accounts payable and accrued liabilities.

5.

10% Senior convertible notes (continued):

Under the terms of the notes issued during the year ended December 31, 2017, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  The notes matured on December 31, 2017.

Holders of the notes issued during the year were granted 10,499,001 common shares of the Company upon issuance and subsequent modification of the notes; $67,735, representing the relative fair value of the common shares at the issuance date, was allocated to the common shares par value and additional paid in capital.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2017 are payable on demand, pursuant to the default provisions of the notes, as described below.

During the year ended December 31, 2016, the Corporation issued an aggregate of $70,000 of its 10% senior convertible notes and settled an aggregate of $49,794 of these notes.

Also during the year ended December 31, 2016, holders of the notes exercised the conversion feature and converted $151,500 in principal, plus $36,922 in accrued interest thereon, into 6,280,729 common shares of the Corporation’s common stock.

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

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2017.  At December 31, 2017, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2017, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

5.

10% Senior convertible notes (continued):

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2017:

Note	Conversion
Principal	Rate
$ 662,467	$ 0.030
6,506	0.038
500,000	0.100
$ 1,168,974

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2017 was 27,253,434.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement (note 9(a)).

All of the 10% senior convertible notes outstanding at December 31, 2017 were unsecured.

Included in interest and financing costs for the year ended December 31, 2017 is $105,655 (2016: $368,784) in coupon rate interest accrued on the 10% senior convertible notes; and $67,735 (2016: $18,079) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2017, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $245,281, which is $923,693 lower than the principal amount of the notes.

6.  Convertible promissory notes:

During the year ended December 31, 2017, the Corporation issued $351,000 of its convertible promissory notes for cash.

$30,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 8%, mature on October 31, 2018, and may be prepaid during the period from issuance to April 29, 2018, in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 29, 2018, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the three lowest trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$60,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 8%, mature on July 17, 2018, and may be prepaid during the period from issuance to January 13, 2018, in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at January 13, 2018, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the three lowest trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$105,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 8%, mature on June 12, 2018, and may be prepaid during the period from issuance to December 8, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at December 8, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the lowest trading price during the ten trading days immediately preceding such conversion, including the date of conversion, discounted by 45%.

6.  Convertible promissory notes (continued):

$78,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 8%, mature on November 10 2017, and could be prepaid during the period from issuance to August 2, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 2, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$35,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 8%, mature on February 12, 2018, and can be prepaid during the period from issuance to August 11, 2017, in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at August 11, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$43,000 of the notes issued during the year ended December 31, 2017 bear interest at the rate of 12%, mature on November 30, 2017, and could be prepaid during the period from issuance to August 16, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at August 16, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.

$295,196, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$16,000 in finance fees were incurred in relation to the convertible promissory notes issued during 2017 and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

$18,000 in original issue discounts were incurred in relation to the convertible promissory notes issued during 2017 and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the year ended December 31, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $659,687 of note principal, and $28,744 of accrued interest on the notes, into 147,654,844 common shares of the Corporation.

Also, during the year ended December 31, 2017, the Corporation exercised the prepayment option and issued aggregate cash payments of $114,864 in settlement of $71,000 in principal amount, plus accrued interest and prepayment bonus thereon of $43,864.

During the year ended December 31, 2016, the Corporation issued $973,611 of its convertible promissory notes for cash.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.

$55,000 of the notes issued during the year ended December 31, 2016 had a maturity date of on January 5, 2017 and could be prepaid during the period from issuance to July 3, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at July 3, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

6.  Convertible promissory notes (continued):

$50,000 of the notes issued during the year ended December 31, 2016 had a maturity date of November 8, 2016 and could be prepaid during the period from issuance to July 29, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at July 29, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 49%.

$40,000 of the notes issued during the year ended December 31, 2016 had a maturity date of February 22, 2017 and could be prepaid during the period from issuance to August 20, 2016, in part or in full, at various rates ranging from 120% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at any time, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

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

$100,000 of the notes issued during the year ended December 31, 2016 had a maturity date of December 15, 2016 and could be prepaid during the period from issuance to September 11, 2016, in full, at various rates ranging from 135% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at September 11, 2016 or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$30,000 of the notes issued during the year ended December 31, 2016 had a maturity date of May 9, 2017 and could be prepaid during the period from issuance to November 5, 2016, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which is unpaid at November 5, 2016, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$262,500 of the notes issued during the year ended December 31, 2016 matured on August 24, 2017 and could be prepaid during the period from issuance to February 24, 2017, in full, at various rates ranging from 125% to 145% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 24, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as 55% of the lowest closing bid price of the common stock during the ten prior trading days including the day upon which the conversion request is executed.

$100,000 of the notes issued during the year ended December 31, 2016 matured on May 31, 2017 and could be prepaid during the period from issuance to February 27, 2017, in full, at various rates ranging from 140% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at February 27, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

$60,000 of the notes issued during the year ended December 31, 2016 matured on November 30, 2017 and could be prepaid during the period from issuance to May 28, 2017, in part or in full, at various rates ranging from 120% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder had the option to convert any balance of principal and interest which was unpaid at May 28, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes was calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 45%.

6.  Convertible promissory notes (continued):

$165,000 of the notes issued during the year ended December 31, 2016 matured on December 29, 2017 and could be prepaid during the period from issuance to May 26, 2017, in full, at various rates ranging from 120% to 150% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which was unpaid at May 26, 2017, or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the twenty trading days immediately preceding such conversion, discounted by 40%.

$858,278, representing the relative fair value of the beneficial conversion feature of the notes at date of issuance, was allocated to additional paid in capital; the notes are being accreted to their face value over the term of the notes, through periodic charges to interest expense using the effective interest rate method.

$22,250 in finance fees were incurred in relation to the convertible promissory notes issued during 2016 and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

$57,611 in original issue discounts were incurred in relation to the convertible promissory notes issued during 2016 and are being charged to interest and financing costs over the term of the notes, using the effective interest rate method.

During the year ended December 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $315,500 of note principal, and $13,142.32 of accrued interest on the notes, into 23,962,703 common shares of the Corporation.

Also, during the year ended December 31, 2016, the Corporation exercised the prepayment option and issued aggregate cash payments of $477,335 in settlement of $316,111 in principal amount, plus accrued interest and prepayment bonus thereon of $161,224.

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Corporation may be required to settle the notes by issuing more shares than are authorized. Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at December 31, 2017 was 77,411,942, which represents approximately 77.8% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at December 31, 2017 approximates face value, therefore no adjustment for fair value restatement has been made.

At December 31, 2017, the fair value of the stock issuable to fully convert the convertible promissory note principal was $656,155, which exceeds the principal amount by $448,343.

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

In connection with the issuance of the Company’s 10% senior convertible notes during year ended December 31, 2017, the Company issued 10,499,001 shares of its common stock, with a relative fair value of $67,735, to the holders of the notes. (note 5).

During the year ended December 31, 2017, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $659,687 of note principal, plus $28,744 of accrued interest thereon, into 147,654,844 shares of the Company’s common stock. (note 6).

In connection with the issuance of the Company’s promissory notes during the year ended December 31, 2017, the Company issued 75,000 shares of its common stock, with a relative fair value of $1,581, to the holders of the notes. (note 4).

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

On various dates during the year ended December 31, 2016, holders of the 10% senior convertible notes exercised the conversion feature of the notes and converted an aggregate of $151,500 in principal and $36,922 in accrued interest, in exchange for 6,280,729 common shares of the Corporation (note 5).

During the year ended December 31, 2016, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $315,500 in principal and $13,142 in accrued interest, in exchange for 23,962,703 shares of the Corporation’s common stock. (note 6).

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

Preferred stock transactions:

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

During the year ended December 31, 2017, the Corporation issued 78 of its Series C Convertible Preferred Stock in settlement of $78,000 of accounts payable and accrued liabilities.

During the year ended December 31, 2017, the Corporation issued 180 of its Series C Convertible Preferred Stock in settlement of $40,200 of consulting fees rendered.

7.    Stockholders’ deficiency (continued):

(b) Preferred stock transactions (continued):

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

During the year ended December 31, 2016, $170,950, representing the effective discount implicit on issuance of 1,255 of the Series C convertible preferred shares, was recognized in relation to the fair value of the beneficial conversion feature of the shares at the date of issuance.

On May 31, 2016, the Corporation’s board of directors created three new classes of preferred stock:

On June 2, 2016, the Corporation issued 1,225 shares of its Series A Convertible Preferred stock for cash proceeds of $1,225,000.

Also, on June 2, 2016, the Corporation issued 1,005 shares of its Series A Convertible Preferred stock, valued at $1,005,000, to holders of its 10% senior convertible notes in settlement of $792,355 of accrued interest; a loss of $212,645 has been recognized in connection with this transaction.

(c)

Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan.   The fair value of unvested options is determined at the date of grant and are included in expense over the vesting period.  As of December 31, 2017, a total of 7,500,000 options were granted under these plans, all with an exercise price of $0.04.  The options expire on dates between May 12, 2020 and November 20, 2020 and are fully vested.  2,500,000 options remained available for grant under these plans as of December 31, 2017.

There were no transactions involving stock options during the years ended December 31, 2016 and December 31, 2017.

(d)

Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2017 and 2016:

	2017	2016
Selling, general and administrative	$ 71,771	$ 466,554
Research and development	--	--
Total stock-based compensation included in expenses	$ 71,771	$ 466,554

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

9.

Loss on extinguishment of debt and accrued liabilities:

During the year ended December 31, 2017, the Corporation did not incur a loss on extinguishment of debt and accrued liabilities.

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

Also, on June 2, 2016, the Corporation issued 3,900 shares of its Series B Convertible Preferred stock, valued at $3,900,000, to holders of its 10% senior convertible notes in settlement of $2,835,025 in principal and $248,850 of accrued interest; a loss of $816,125 has been recognized in connection with this transaction.

On various dates during the year ended December 31, 2016, the Corporation issued an aggregate of 3,580 shares of its Series C Convertible Preferred stock, valued at $3,580,000, to holders of its 10% senior convertible notes in settlement of $2,792,233 in principal and $170,983 of accrued interest; an aggregate net loss of $616,784 has been recognized in connection with these transactions.

10.

Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2017 and 2016, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2017	2016
Stock issuable on conversion of the 10% senior
convertible notes	27,253,434	20,343,846
Stock issuable on conversion of the convertible
promissory notes and accrued interest thereon	77,411,942	34,618,076
Common shares issuable on conversion of the Series A convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C convertible preferred stock	113,633,333	105,033,333
Stock issuable on exercise of the stock options	7,500,000	7,500,000
	378,098,709	319,795,255

11.

Related party transactions:

$4,052 of accounts payable related to credit card expenses paid on behalf of the corporate shareholder.

$4,187 (2016: $4,001) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at December 31, 2017.  $nil (2016: $24,007) in coupon-rate interest on these notes is included in interest and finance costs. $nil (2016: $8,452) and $nil (2016: $65,767) was paid to a director in settlement of note principal, and accrued interest, respectively.

An officer and director of a company who holds $4,500 (December 31, 2016: $nil) of the promissory notes is also an officer and director of the Company.

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

13.  Fair value measurements:

The carrying value of cash and cash equivalents, value added taxes recoverable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance subsequent to December 31, 2017 of new debt instruments having similar terms and conditions.

14.  Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2017	2016
Deferred tax asset:
Net operating loss carryforwards	$ 10,900,000	$ 10,490,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	11,950,000	11,540,000

Valuation allowance	(11,950,000)	(11,540,000)

Net deferred taxes	$ --	$ --

14.  Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2016 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 34% (2016 - 34%) to the net loss as a result of the following:

	2017	2016
Expected tax rate	34%	34%
Expected tax recovery applied to net
loss before income taxes	$ (714,000)	$ (1,449,000)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	403,000	510,000
Compensation expense	24,000	159,000
Interest and financing costs	243,000	204,000
Other	44,000	576,000
	$ --	$ --

The Corporation has net operating losses of $32,200,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
2033	1,475,000
2034	1,404,000
2035	1,704,000
2036	1,496,000
2037	1,184,000
$ 32,200,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

15.  Change in non-cash operating working capital:

	2017	2016

Value added taxes recoverable	$ 28,025	$ (10,388)
Prepaid expenses	--	(3,064)
Accounts payable	395,529	51,273
Accrued liabilities	155,510	97,298
	$ 579,064	$ 135,119

16.  Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2017, nor during the year ended December 31, 2016.  Interest paid in cash during the years ended December 31, 2017 and December 31, 2016 were $47,390 and $540,425, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2017	2016
Issuance of the Corporation’s common stock as partial consideration for
services rendered	$ --	$ 283,330
Issuance of the Corporation’s common stock in settlement of 10%
senior convertible notes and accrued interest, on the holders’
exercise of the conversion feature	--	188,422
Issuance of the Corporation’s common stock in settlement of convertible
promissory notes, and accrued interest thereon	688,431	328,642
Issuance of the Corporation’s common stock in settlement of
accounts payable and accrued liabilities	--	6,000
Issuance of the Corporation’s Series A convertible preferred shares in settlement
of accrued interest on the 10% senior convertible notes	--	792,355
Issuance of the Corporation’s Series B convertible preferred shares in settlement
of principal and accrued interest on the 10% senior convertible notes	--	3,083,875
Issuance of the Corporation’s Series C convertible preferred shares in settlement
of principal and accrued interest on the 10% senior convertible notes	--	2,963,216
Issuance of the Corporation’s Series C convertible preferred shares in settlement of accounts payable, accrued liabilities and consulting fees	118,200
Accounts receivable settled with offset of accrued interest on the 10% senior
convertible notes	--	400,000
Issuance of the Corporation’s 10% senior convertible notes in
settlement of accounts payable and accrued liabilities	60,000	--
Issuance of the Corporation’s promissory notes in settlement of
accounts payable and accrued liabilities	4,000	--
Total	$ 870,631	$ 8,045,840

17.

Subsequent events:

On January 25, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes and converted $10,200 of note principal into 4,500,000 shares of the Company’s common stock.

On February 8, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes, and converted $23,650 of note principal, plus $4,321.68 of accrued interest thereon, into 7,824,245 shares of the Company’s common stock.

On February 12, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes, and converted $15,040 of note principal into 6,400,000 shares of the Company’s common stock.

On February 15, 2018, the Company issued $6,000 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On March 5, 2018, the Company issued $15,000 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On March 9, 2018 a holder of the convertible promissory notes exercised the conversion feature of the notes, and converted $15,007.50 of note principal into 6,210,000 shares of the Company’s common stock.

On March 13, 2018, the Company issued $12,500 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

17.

Subsequent events (continued):

On March 27, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes, and converted $25,000 of note principal, plus $1,594.44 of accrued interest thereon, into 9,123,307 shares of the Company’s common stock.

During Q1 2018, the Company entered into legal proceedings with a provider of services regarding the amount of the balance owed by the Company for services rendered by the provider of services to the Company during 2017.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by AMC Auditing, LLC CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2017, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2017: (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of timely preparation of back up schedules.  Throughout 2017 and 2016, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and external advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year-end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2017, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependent upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2017:

Name	Age	Position
Bruce I. Benn	64	Director, President, Chief Executive Officer,
		Chief Financial Officer,
		Executive Vice President, Secretary and Treasurer

Effective May 6, 2005, the Board of Directors of the Company appointed Bruce I. Benn to the positions of President and Chief Executive Officer of the Company.  Effective July 11, 2008, the Board of Directors of the Company appointed Bruce I. Benn also to the positions of Chief Financial Officer and Treasurer of the Company.  Mr. Benn has served as a Director, Executive Vice President and Secretary of the Company since February 2004.  From 1999 until February 2004, he provided services to the Company through Capital House Corporation.  Mr. Benn plays a major role in making key management and strategic decisions and oversees all aspects of corporate finance for the Company.  He has been principally responsible for arranging in excess of $20 million of capital investment for the Company from 1999 to date. Since 1989, Mr. Benn has been the President, Director and co-founder of Capital House Corporation, a boutique investment bank that has provided and/or arranged early and mid-stage venture capital and hands-on managerial assistance to a portfolio of leading technology software companies. Mr. Benn was also a founder, Director and Officer of DevX Energy, Inc. from 1995 until October 2000. From 1980 to 1993, he was with Corporation House Ltd., where he was a Vice President and a Director from 1985 to 1993. He is an attorney and holds a Masters of Law degree from the University of London, England, a Baccalaureate of Laws from the University of Ottawa, Canada, and a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.

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

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2017.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compensa- tion	Total $
Benn,Bruce	2017	92,540	0	0	0	0	0	0	92,540
(1)(4)	2016	90,622	0	0	0	0	0	0	90,622
(1)(4)	2015	94,026	0	0	0	0	0	0	94,026
	2015	108,805	0	0	0	0	0	0	108,805
	2013	116,544	0	0	0	0	0	0	116,544
	2012	119,818	0	0	0	0	0	0	119,818
	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847

Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

(4) Reported salary for August 2006 to December 2016 has been accrued but not paid; $44,004 of the reported salary for 2017 was paid and the balance was accrued but not paid.

(5) Reported salary for August 2006 to July 2008 has been accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End

	Option/SSAR Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That have not vested ($)	Equity Incentive Plan Awards: Number of unearned (#)	Equity Incentive Plan Awards Market Payout Value of Unearned Shares, Units or other Rights that have not vested $
Benn, Bruce	0	0	0	0	0	0	0	0	0
Benn, Ronald	0	0	0	0	0	0	0	0	0
Maisonneuve, André	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans – Awards in Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2017.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 2, 2018, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Alla Pasternack (2)	54,250,000	8.5%
c/o 1464 Wesleys Run
Gladwyne, PA 19035

Bruce Benn	39,220,454	6.2%

All Executive Officers and Directors
As a Group	39,220,454	6.2%

*Executive Officer and/or a Director.

(1)  Based upon 634,577,895 shares of common stock issued and outstanding as of April 2, 2018 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2)  Based on information contained in Schedule 13G as filed by Ms. Pasternack on February 14, 2018.

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at April 2, 2018:

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

Item 13.  Certain Relationships and Related Transactions.

$4,052 of accounts payable related to credit card expenses paid on behalf of the corporate shareholder.

$4,187 in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at December 31, 2017.

An officer and director of a company who holds $4,500 of the promissory notes is also an officer and director of the Company.

Item 14.  Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2017 fiscal year	Fees billed for 2016 fiscal year
Audit fees	$84,220	$70,000

We do not currently have an audit committee; however, it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

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

10.4	Registration Rights Agreement, dated as of December 30, 2004 by and between the Company and each entity named on the signature page thereto (1)
10.5	Amended and Restated Incentive Equity Plan (4)
10.6	Validian Corporation 2004 Incentive Equity Plan (4)
10.7	Validian Corporation 2004 Amended Incentive Equity Plan (7)
10.8	Commercial Lease dated April 15, 2004 between Validian Corporation and National Capital Commission (5)
10.9	Commercial Renewal Lease dated March 20, 2007 (6)
10.10	Employment Agreement with Andre Maisonneuve * (9)
10.11	Employment Agreement with Bruce Benn * (9)
10.12	Employment Agreement with Ronald Benn * (9)
14.1	Code of Ethics (8)
21.1	List of Subsidiaries (5)
23.1	Consent of AMC Auditing, CPAs
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer Pursuant to Section 906
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

(3)

Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on March 15, 2004 and incorporated herein by reference.

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

(7)

Previously filed as an Exhibit to our Proxy Statement on  Form DEF-14A, SEC File No. 0-28423, filed with the Commission on August 29, 2007 and incorporated herein by reference.

(8)

Previously filed as an Exhibit to our Annual Report on Form 10-K, for the year ended December 31, 2010, SEC File No. 0-28423, filed with the Commission on April 15, 2011 and incorporated herein by reference.

(9)

Previously filed as an Exhibit to our Current Report on Form 8-K, , SEC File No. 0-28423, filed with the Commission on May 12, 2005 and incorporated herein by reference.

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

Dated:  April 17, 2018

By:  /s/ Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 17, 2018