Form 10-Q
period 2018-03-31
VALIDIAN CORP
filed 2018-05-21
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2018, 643,425,565 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$ 183	$ --
Value added taxes recoverable	7,231	5,995
Prepaid expenses	2,810	25,974
Total Current assets	10,224	31,969
Total assets	$ 10,224	$ 31,969

Liabilities and Stockholders’ Deficiency
Current liabilities:
Bank indebtedness	$ --	$ 103
Accounts payable and accrued liabilities (note 8)	3,049,623	3,084,850
Accrued interest on 10% senior convertible notes
payable to related parties (note 8)	4,025	4,187
Promissory notes payable to a related party (notes 2, 8)	2,949	4,500
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	118,250	61,250
10% Senior convertible notes (notes 3, 8)	1,168,974	1,168,974
Convertible promissory notes (note 4)	19,524	29,166
Total current liabilities	4,683,345	4,673,030
Total liabilities	4,683,345	4,673,030

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at March 31, 2018 and at December 31, 2017)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at March 31, 2018 and December 31, 2017)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at March 31, 2018 and December 31, 2017)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,409 shares at March 31, 2018 and December 31, 2017)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 634,577,895 and 600,520,343 shares at March 31, 2018 and December 31, 2017, respectively.)	634,578	600,520
Additional paid in capital	49,628,732	49,567,976
Deficit	(54,886,702)	(54,759,828)
Treasury stock (7,000 shares at March 31, 2018 and December 31, 2017, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,673,121)	(4,641,061)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 10,224	$ 31,969

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three months ended March 31, 2018 and 2017 (In United States dollars)
	Three Months Ended March 31,
	2018	2017

Expenses:
Selling, general and administrative	$ 71,249	$ 179,409
Research and development	--	283,896
Total expenses	71,249	463,305

Loss before the undernoted	(71,249)	(463,305)

Other income (expenses):
Interest and financing costs (notes 6 and 8)	(118,882)	(225,720)
Foreign exchange gain (loss)	63,257	(28,685)
Total other income (expenses)	(55,625)	(254,405)

Net loss	$ (126,874)	$ (717,710)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	611,045,340	443,739,700

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the three months ended March 31, 2018 and 2017 (In United States dollars)
	Three months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$ (126,874)	$ (717,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,100	52,967
Non-cash interest and financing expense	118,601	222,194
Loss on extinguishment of debt	--	--
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(1,236)	(29,113)
Prepaid expenses	3,064	--
Accounts payable and accrued liabilities	(68,818)	218,091
Net cash used in operating activities	(55,163)	(253,571)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Bank indebtedness	(103)	--
Issuance of convertible promissory notes	--	156,000
Issuance of promissory notes	57,000	--
Debt issuance costs	--	(7,500)
Original issue discount	--	(4,000)
Repayment of promissory notes	(1,551)	(82,500)
Net cash provided by financing activities	55,346	62,000

Net increase (decrease) in cash and cash equivalents	183	(191,571)
Cash and cash equivalents:
Beginning of period	--	191,764
End of period	$ 183	$ 193

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2018.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2017.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,673,121, and stockholders’ deficiency of $4,673,121 as at March 31, 2018, and has incurred a loss of $126,874 and negative cash flow from operations of $55,163 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2017.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at March 31, 2018, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,472,000 for the year ending December 31, 2018, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2018 and December 31, 2017:

	Three months	Year ended
	ended March 31, 2018	December 31, 2017
	(unaudited)
Balance beginning of period	$ 65,750	$ 112,784

Note proceeds on issuance	57,000	35,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(75)
Allocated to additional paid-in capital	--	(1,506)
	--	(1,581)

Proceeds allocated to promissory notes on issuance	57,000	33,419

Accretion recorded as a charge to interest and financing costs	--	7,547

Principal repaid	(1,551)	(88,000)
Balance end of period	121,199	65,750

Payable to a related party	(2,949)	(4,500)

Balance end of period, net of related party	$ 118,250	$ 61,250

During the three months ended March 31, 2018, the Company repaid $1,551 of the promissory notes, and $280 in accrued interest charges thereon.

The notes outstanding at March 31, 2018 bear interest at the rate of 12% per annum.

Included in interest and financing costs for the three months ended March 31, 2018 is $2,281 (2017: $1,366), of interest paid and payable to the holders of the promissory notes; $nil (2017: $2,098), of accretion charges; and $nil (2017 $3,868), of finance fees.  Interest on the promissory notes paid in cash during the three months ended March 31, 2018 is $280 (2017: $3,526).

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

(In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2018 and December 31, 2017:

	Three months	Year
	Ended	Ended
	March 31, 2018	December 31, 2017
	(unaudited)
Balance beginning of period	$ 1,168,974	$ 962,739

Note proceeds on issuance	--	211,235
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(10,499)
Allocated to additional paid-in capital	--	(57,236)
	--	(67,735)

Proceeds allocated to 10% senior convertible notes on issuance	--	143,500

Accretion recorded as a charge to interest and financing costs	--	67,735
Principal repaid in cash	--	(5,000)

Balance end of period	$ 1,168,974	$ 1,168,974

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

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2017.  At March 31, 2018, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2018, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 662,468	$0.03
6,506	0.038
500,000	0.10
$ 1,168,974

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

(In United States dollars)

3.  10% Senior convertible notes (continued)

Included in interest and financing costs for the three months ended March 31, 2018 is $28,824 (2017: $23,739), in coupon rate interest accrued on the 10% senior convertible notes, and $nil (2017: $nil), in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At March 31, 2018, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $155,345, which is $1,013,629 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the three months ended March 31, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $88,898 of note principal, plus $5,916 of accrued interest thereon, into 34,057,552 shares of the Company’s common stock.

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

The discount to market conversion feature of the convertible promissory notes causes a theoretical possibility that the Company may be required to settle the notes by issuing more shares than are authorized.  Management has calculated that the maximum number of shares required to convert the principal plus accrued interest on the convertible notes at March 31, 2018 was 48,247,318, which represents approximately 74% of the authorized, unissued shares at that date, and has also estimated that the fair value of the notes at March 31, 2018 approximates face value, therefore no adjustment for fair value restatement has been made.

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three months ended March 31, 2018, accretion of $74,488 (2017: $177,226) was included in interest and financing costs.

Also included in interest and financing costs for the three months ended March 31, 2018 is $8,521 (2017: $13,175), relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $4,769 (2017: $4,247), relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.  At March 31, 2018, the fair value of the stock issuable to fully convert the convertible promissory note principal was $245,494, which exceeded the principal amount outstanding on that date by $114,829.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the three months ended March 31, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $88,898 of note principal and $5,916 in accrued interest thereon, into 34,057,552 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

(In United States dollars)

5.  Stockholders’ deficiency (continued)

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2018 and 2017:

Three months ended March 31,
	2018	2017

Selling, general and administrative	$ 20,100	$ 52,967
Research and development	--	--
Total stock-based compensation included in expenses	$ 20,100	$ 52,967

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2018, and during the three months ended March 31, 2017, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	27,253,434	20,343,846
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	48,247,318	50,733,222
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C
convertible preferred stock	113,633,333	105,033,333
Stock options	7,500,000	7,500,000
Total	348,934,085	335,910,401

8.  Related party transactions

$4,025 (2017: $4,187) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at March 31, 2018.

An officer and director of a company who holds $2,949 (December 31, 2017: $4,500) of the promissory notes is also an officer and director of the Company.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

March 31, 2018

(In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2018, nor during the three months ended March 31, 2017.  Interest paid in cash during the three months ended March 31, 2018 was $280 (2017:  $3,526).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the three months ended March 31, 2018 and 2017:

	2018	2017

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 94,814	$ 82,003
Total	$ 94,814	$ 82,003

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended March 31, 2018, under conditions substantially identical to those existing at March 31, 2018.

11.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12.  Subsequent events

On April 13, 2018, the Company issued $25,000 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On April 16, 2018, the Company issued $2,500 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On April 17, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes and converted $10,140 of note principal into 3,900,000 shares of the Company’s common stock.

On April 26, 2018, a holder of the convertible promissory notes exercised the conversion feature of the notes, and converted $9,612.50 of note principal, plus $3,086.52 of accrued interest thereon, into 4,947,670 shares of the Company’s common stock.

On May 3, 2018, the Company issued $6,500 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2017 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2018 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue: We had no revenue during the three months ended March 31, 2018, nor during the three months ended March 31, 2017.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2018, we incurred a total of $71,249, as compared to $179,409 during the three months ended March 31, 2017.  There was an overall decrease in selling, general and administrative expenses of $108,160 (60%) during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the three months ended March 31, 2018 as compared with the three months ended March 31, 2017, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2018, no research and development costs were incurred, compared to $283,896 during the three months ended March 31, 2017. There was an overall decrease in research and development expenses of $283,896 (100%) during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The decrease in research and development expenses occurred as a result of concentrating on discussions with prospective customers instead of development activities which lead to a decrease in fees paid to consultants during the three months ended March 31, 2018 as compared with the three months ended March 31, 2017, during which a higher level of development activity undertaken.

During Q1 2018, the primary focus of our development activity was supporting analysis by our prospective customers of what cyber security risks that Validian's core technology could protect against in our prospective customers' technical environments.

During the three months ended March 31, 2017, the primary focus of our development activity was developing the migration to the Red Hat Enterprise Linux operating system, including SDK's for C++ and Java and testing; developing the migration to the Apple iOS operating system including SDK's for Objective-C and Swift and testing; and supporting installation of Validian's core technology into a customer's environment for testing and evaluation.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2018 and during the three months ended March 31, 2017 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended March 31, 2018, we incurred $118,882 in interest and financing costs, a decrease of $106,838 (47%) from the $225,720 in interest and financing costs incurred during the three months ended March 31, 2017.

The $118,882 in interest and financing costs we incurred during the three months ended March 31, 2018 is comprised of $39,626 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $74,488 of accretion of our convertible promissory notes; and $4,768 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $225,720 in interest and financing costs we incurred during the three months ended March 31, 2017 is comprised of $38,280 of interest paid and payable to the holders of our debt; $2,098 of accretion of our promissory notes; $177,226 of accretion of our convertible promissory notes; and $8,116 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and March 31, 2018; a significant portion of these notes remain in default as at March 31, 2018.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at March 31, 2018, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended March 31, 2018, and for the three months ended March 31, 2017 relate only to notes issued during these periods. We did not issue any of these notes during the three months ended March 31, 2018, so consequently, the accretion related to this class of notes for the three months ended March 31, 2018 was $nil, compared to $nil during the three months March 31, 2017.

Accretion relating to the promissory notes was $nil for the three months ended March 31, 2017, compared to $2,098 during the three months ended March 31, 2017.  Promissory notes issued in August 2017, for which accretion charges over the term of the note were applicable, were repaid in full in January 2018.

Accretion of our convertible promissory notes decreased by $102,738 (58%) as a result of conversions made in the first quarter of 2018 in excess of the value of convertible promissory notes historically issued.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended March 31, 2018, and during the three months ended March 31, 2017, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall (loss) gain on foreign currency transactions of $63,257 and ($28,685), respectively.

Net loss: We incurred a loss of $126,874 (rounded to $0.00 per share) for the three months ended March 31, 2018, compared to a loss of $717,710 (rounded to $0.00 per share) for the three months ended March 31, 2017.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $286 during the three months ended March 31, 2018, from a bank indebtedness balance of $103 at December 31, 2017, to a cash balance of $183 at March 31, 2018.  This increase in cash occurred due to a reduction in the net loss from $717,710 as at March 31, 2017 to a net loss of $126,874 as at March 31, 2018.  Additionally, this resulted from net cash used in operations of $55,163 during the period, almost fully offset by the $55,346 in net proceeds from financing activities and a reduction in the amount spent on research and development activities.

We added an explanatory paragraph to our interim consolidated financial statements for the three months ended March 31, 2018.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2018, we had negative working capital of $4,673,121 and an accumulated deficit of $ 54,886,702; for the three months then ended we had a net loss of $126,874, and negative cash flow from operations of $55,163.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to March 31, 2018.  A substantial amount of these notes remain unpaid as of March 31, 2018.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at March 31, 2018 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the second quarter of 2018, however we cannot be assured that this will be the case.  During the next three months we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2018, we issued an aggregate of 34,057,552 shares of our common stock in settlement of $88,898  of our convertible promissory notes plus $5,916 in accrued interest thereon, which reduced the amount of cash that would otherwise have been required to settle these liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2017, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2017 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2017, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2017:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of timely preparation of back up schedules.  Throughout 2017, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficiency.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2017.  There were no material changes to these risk factors during the three months ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2017.  A significant amount of these notes remained unpaid as of March 31, 2018, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

Until such time as the matured notes plus accrued interest thereon are settled, all of the 10% senior convertible notes and the promissory notes will remain in default.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  May 21, 2018

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 21, 2018