Form 10-Q
period 2018-09-30
VALIDIAN CORP
filed 2018-11-14
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 7, 2018, 688,287,060 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Balance Sheets (In United States dollars)
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$ 59	$ --
Value added taxes recoverable	4,755	5,995
Prepaid expenses	--	25,974
Total Current assets	4,814	31,969

Total assets	$ 4,814	$ 31,969
Liabilities and Stockholders’ Deficiency
Current liabilities:
Bank indebtedness	$ --	$ 103
Accounts payable and accrued liabilities (note 8)	3,132,429	3,084,850
Accrued interest on 10% senior convertible notes
payable to related parties (note 8)	4,001	4,187
Promissory notes payable to a related party (notes 2, 8)	--	4,500
Deferred revenue	320,000	320,000
Promissory notes payable (notes 2, 8)	249,750	61,250
10% Senior convertible notes (notes 3, 8)	1,148,974	1,168,974
Convertible promissory notes (note 4)	--	29,166
Total current liabilities	4,855,154	4,673,030

Total liabilities	4,855,154	4,673,030

Stockholders’ deficiency (note 5):
Preferred stock ($0.001 par value. Authorized 50,000,000 shares; issued and outstanding Nil shares at September 30, 2018 and at December 31, 2017)	-	-
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at September 30, 2018 and December 31, 2017)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at September 30, 2018 and December 31, 2017)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,409 shares at September 30, 2018 and December 31, 2017)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 688,287,060 and 600,520,343 shares at September 30, 2018 and December 31, 2017, respectively.)	688,287	600,520
Additional paid in capital	49,729,993	49,567,976
Deficit	(55,218,891)	(54,759,828)
Treasury stock (7,000 shares at September 30, 2018 and December 31, 2017, at cost)	(49,738)	(49,738)
Total stockholders’ deficiency	(4,850,340)	(4,641,061)

Basis of presentation (note 1)
Subsequent events (note 12)
Total liabilities and stockholders’ deficiency	$ 4,814	$ 31,969

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Operations For the three and nine months ended September 30, 2018 and 2017 (In United States dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expenses:
Selling, general and administrative	$ 43,484	$ 140,542	$ 184,464	$ 382,978
Research and development	15,994	30,107	38,083	497,923
Total expenses	59,478	170,649	222,547	880,901

Loss before the undernoted	(59,478)	(170,649)	(222,547)	(880,901)

Other income (expenses):
Interest and financing costs (notes 6 and 8)	(35,926)	(336,800)	(308,093)	(891,641)
Foreign exchange gain (loss)	(30,769)	(73,081)	71,577	(135,200)
Total other income (expenses)	(66,695)	(409,881)	(236,516)	(1,026,841)

Net loss	$ (126,173)	$ (580,530)	$ (459,063)	$ (1,907,742)

Loss per common share – basic and diluted (note 7)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	686,787,060	520,345,061	655,184,164	473,967,374

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Unaudited Interim Consolidated, Condensed Statements of Cash Flow For the nine months ended September 30, 2018 and 2017 (In United States dollars)
	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$ (459,063)	$ (1,907,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,910	53,976
Non-cash interest and financing expense	305,899	844,251
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	1,240	28,927
Prepaid expenses	3,064	--
Accounts payable and accrued liabilities	(37,888)	473,749
Net cash used in operating activities	(163,838)	(506,839)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Bank indebtedness	(103)	--
Issuance of 10% senior convertible notes	--	151,235
Issuance of convertible promissory notes	--	321,000
Issuance of promissory notes	188,500	31,000
Debt issuance costs	--	(14,500)
Original issue discount	--	(15,000)
Repayment of 10% senior convertible notes	(20,000)	(5,000)
Repayment of convertible promissory notes	--	(71,000)
Repayment of promissory notes	(4,500)	(82,500)
Net cash provided by financing activities	163,897	315,235

Net increase (decrease) in cash and cash equivalents	59	(191,604)
Cash and cash equivalents:
Beginning of period	--	191,764
End of period	$ 59	$ 160

Supplementary information (note 9)

See accompanying notes to unaudited interim consolidated financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

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

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2018.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2017.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $4,850,340, and stockholders’ deficiency of $4,850,340 as at September 30, 2018, and has incurred a loss of $459,063 and negative cash flow from operations of $163,838 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and September 2018.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at September 30, 2018, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

(In United States dollars)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2018 and December 31, 2017:

	Nine months	Year ended
	ended September 30, 2018	December 31, 2017
	(unaudited)
Balance beginning of period	$ 65,750	$ 112,784

Note proceeds on issuance	188,500	35,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(75)
Allocated to additional paid-in capital	--	(1,506)
	--	(1,581)

Proceeds allocated to promissory notes on issuance	188,500	33,419

Accretion recorded as a charge to interest and financing costs	--	7,547

Principal repaid	(4,500)	(88,000)
Balance end of period	249,750	65,750

Payable to a related party	--	(4,500)

Balance end of period, net of related party	$ 249,750	$ 61,250

During the nine months ended September 30, 2018, the Company issued $188,500 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

During the nine months ended September 30, 2018, the Company repaid $4,500 of the promissory notes, and $141 in accrued interest charges thereon.

The notes outstanding at September 30, 2018 bear interest at the rate of 12% per annum.

Included in interest and financing costs for the three and nine months ended September 30, 2018 is $6,858 (2017: $1,768) and $14,163 (2017: $4,885), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2018 is ($182) (2017: $nil) and $141 (2017: $3,526), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

(In United States dollars)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2018 and December 31, 2017:

	Nine months	Year
	Ended	Ended
	September 30, 2018	December 31, 2017
	(unaudited)
Balance beginning of period	$ 1,168,974	$ 962,739

Note proceeds on issuance	--	211,235
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(10,499)
Allocated to additional paid-in capital	--	(57,236)
	--	(67,735)

Proceeds allocated to 10% senior convertible notes on issuance	--	143,500

Accretion recorded as a charge to interest and financing costs	--	67,735
Principal repaid in cash	(20,000)	(5,000)

Balance end of period	$ 1,148,974	$ 1,168,974

During the nine months ended September 30, 2018, the Company repaid $20,000 in principal.

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

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2017.  At September 30, 2018, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at September 30, 2018, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

(In United States dollars)

3.  10% Senior convertible notes (continued)

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 642,468	$0.03
6,506	0.038
500,000	0.10
$ 1,148,974

Included in interest and financing costs for the three and nine months ended September 30, 2018 is $29,271 (2017: $27,732) and $87,239 (2017:  $76,190), respectively, in coupon rate interest accrued on the 10% senior convertible notes, and $nil (2017: $47,190) and $nil (2017: $63,577), respectively, in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At September 30, 2018, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $199,401, which is $949,573 less than the principal outstanding on that date.

4.  Convertible promissory notes

During the nine months ended September 30, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $219,563 of note principal and $29,222 of accrued interest thereon plus $1,000 in fees, into 87,766,717 shares of the Company’s common stock.

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

The convertible promissory notes are being accreted to their face value over the term of the notes through periodic charges to interest expense.  During the three and nine months ended September 30, 2018, accretion of $nil (2017: $175,437) and $170,982 (2017: $613,874), respectively was included in interest and financing costs.

Also included in interest and financing costs for the three and nine months ended September 30, 2018 is $nil (2017: $45,921) and $15,495 (2017: $71,328), respectively, relating to accrued coupon-rate and bonus interest on the convertible promissory notes; and $nil (2017: $38,752) and $20,416 (2017: $54,240), respectively, relating to the amortization of deferred finance fees and original issue discount incurred in connection with the placement of the convertible promissory notes.

5.  Stockholders’ deficiency

(a)  Common stock transactions

During the nine months ended September 30, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $219,563 of note principal and $29,222 in accrued interest thereon plus $1,000 in fees, into 87,766,717 shares of the Company’s common stock.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

(In United States dollars)

5.  Stockholders’ deficiency (continued)

(b)

Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Selling, general and administrative	$ --	$ 504	$ 22,910	$ 53,976
Research and development	--	--	--	--
Total stock-based compensation included in expenses	$ --	$ 504	$ 22,910	$ 53,976

6.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

7.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2018, and during the three months ended September 30, 2018, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	26,586,767	27,253,434
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	--	81,264,137
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C
convertible preferred stock	113,633,333	107,633,333
Stock options	7,500,000	7,500,000
Total	300,020,100	375,950,904

8.  Related party transactions

$4,001 (December 31, 2017: $4,187) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at September 30, 2018.

An officer and director of a company who holds $nil (December 31, 2017: $4,500) of the promissory notes is also an officer and director of the Company.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated, Condensed Financial Statements

September 30, 2018

(In United States dollars)

9.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2018, nor during the nine months ended September 30, 2017.  Interest paid in cash during the nine months ended September 30, 2018 was $141 (2017:  $47,390).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2018 and 2017:

	2018	2017

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	$ 248,784	$ 592,659
Issuance of the Company’s Series C convertible preferred stock in settlement
of accounts payable and accrued liabilities		78,000
Issuance of the Company’s 10% senior convertible notes in settlement of
accounts payable and accrued liabilities		60,000
Total	$ 248,784	$ 730,659

10.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the nine months prior and/or subsequent to the period ended September 30, 2018, under conditions substantially identical to those existing at September 30, 2018.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2017 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2018 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue: We had no revenue during the three months ended September 30, 2018, nor during the three months ended September 30, 2017.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2018, we incurred a total of $43,484, as compared to $140,542 during the three months ended September 30, 2017.  There was an overall decrease in selling, general and administrative expenses of $97,058 (69%) during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

This decrease occurred primarily as a result of an decrease in the fair value of stock-based compensation recognized as expense during the three months ended September 30, 2018 as compared with the three months ended September 30, 2017, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the research and development of our technology and of the use of our technology in the proposed software applications of our prospective customers.  During the three months ended September 30, 2018, we incurred a total of $15,994, as compared to $30,107 during the three months ended September 30, 2017 on research and development activities. There was an overall decrease in research and development expenses of $14,113 (47%) during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The decrease in research and development expenses occurred as a result of a decrease in fees paid to consultants during the three months ended September 30, 2018 as compared with the three months ended September 30, 2017.

During the three months ended September 30, 2018, the primary focus of our development activity was developing and writing test plans and procedures for version 3.3 of Validian's technology.

During the three months ended September 30, 2017, the primary focus of our development activity was product support during customer and prospect trials; completing version 3.3 of Validian's technology including feature and load testing.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2018 and during the three months ended September 30, 2017 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the three months ended September 30, 2018, we incurred $35,926 in interest and financing costs, a decrease of $300,874 (89%) from the $336,800 in interest and financing costs incurred during the three months ended September 30, 2017.

The $35,926 in interest and financing costs we incurred during the three months ended September 30, 2018 is comprised of $35,926 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our convertible promissory notes; and $nil of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $336,800 in interest and financing costs we incurred during the three months ended September 30, 2017 is comprised of $75,421 of interest and prepayment bonus paid and payable to the holders of our debt; $47,190 of accretion of our 10% senior convertible notes; $175,437 of accretion of our convertible promissory notes; and $38,752 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and September 30, 2018; a significant portion of these notes remain in default as at September 30, 2018.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2018, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the three months ended September 30, 2018, and for the three months ended September 30, 2017 relate only to notes issued during these periods. We did not issue any of these notes during the three months ended September 30, 2018, so consequently, the accretion related to this class of notes for the three months ended September 30, 2018 was $nil, compared to $47,190 during the three months ended September 30, 2017.

Accretion of our convertible promissory notes decreased by $175,437 (100%) as a result of the equity component of this class of notes outstanding during the three months ended September 30, 2018 being less than the equity component of these notes outstanding during the three months ended September 30, 2017.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended September 30, 2018, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $30,769. During the three months ended September 30, 2017, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $73,081.

Net loss: We incurred a loss of $126,173 (rounded to $0.00 per share) for the three months ended September 30, 2018, compared to a loss of $459,063 (rounded to $0.00 per share) for the three months ended September 30, 2017.  Our revenues and future profitability are substantially dependent on our ability to:

•

raise additional capital to fund operations;

•

license software applications to a sufficient number of clients;

•

be cash-flow positive on an ongoing basis;

•

modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•

successfully develop related software applications.

The nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue: We had no revenue during the nine months ended September 30, 2018, nor during the nine months ended September 30, 2017.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2018, we incurred a total of $184,464, as compared to $382,978 during the nine months ended September 30, 2017.  There was an overall decrease in selling, general and administrative expenses of $198,514 (52%) during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as an expense during the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017, relating to the amortization of prepaid balances for service contracts. In addition, the decrease of fees paid to consultants during the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the nine months ended September 30, 2018, we incurred a total of $38,083 as compared to $497,923 during the nine months ended September 30, 2017 on research and development activities. There was an overall decrease in research and development expenses of $459,840 (92%) during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The decrease in research and development expenses occurred as a result of a decrease in fees paid to consultants during the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017, due to a less extensive level of development activity undertaken.

During the nine months ended September 30, 2018, the primary focus of our development activity was supporting analysis by our prospective customers of what cyber security risks that Validian's core technology could protect against in our prospective customers' technical environments; research on securing web applications and browsers including design, architecture and testing; updating, and writing additional, technical documentation of version 3.3 of Validian's technology; and developing and writing test plans and procedures for version 3.3 of Validian's technology.

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

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2018 and during the nine months ended September 30, 2017 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the nine months ended September 30, 2018, we incurred $308,093 in interest and financing costs, a decrease of $583,548 (65%) from the $891,641 in interest and financing costs incurred during the nine months ended September 30, 2017.

The $308,093 in interest and financing costs we incurred during the nine months ended September 30, 2018 is comprised of $116,696 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our 10% senior convertible notes; $170,981 of accretion of our convertible promissory notes; and $20,416 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $891,641 in interest and financing costs we incurred during the nine months ended September 30, 2017 is comprised of $152,403 of interest and prepayment bonus paid and payable to the holders of our debt; $63,577 of accretion of our 10% senior convertible notes; $613,874 of accretion of our convertible promissory notes; $3,679 of accretion of our promissory notes; and $58,109 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and December 31, 2017; a significant portion of these notes remain in default as at September 30, 2018.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2018, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

As a result of the above, the accretion components of interest and financing costs relating to the 10% senior convertible notes for the nine months ended September 30, 2018, and for the nine months ended September 30, 2017 relate only to notes issued during these periods. We did not issue any of these notes during the nine months ended September 30, 2018, so consequently, the accretion related to this class of notes for the nine months ended September 30, 2018 was $nil, compared to $63,577 during the nine months ended September 30, 2017.

Accretion relating to the promissory notes was $nil for the nine months ended September 30, 2018, compared to $3,679 during the nine months ended September 30, 2017.  Promissory notes outstanding at September 30, 2018 had no unamortized equity component and therefore no accretion charge for that period.

Accretion of our convertible promissory notes decreased by $442,893 (72%) primarily as a result of the equity component of this class of notes outstanding during the nine months ended September 30, 2018 being less than the equity component of these notes outstanding during the nine months ended September 30, 2017. In addition, as a result of conversions made during the nine months ended September 30, 2018 in excess of the value of convertible promissory notes historically issued.

Interest paid and payable to the holders of our debt decreased by $35,707 (23%), primarily as a result of a decrease in the principal balance of our interest-bearing debt during the period from September 30, 2017 to September 30, 2018.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the nine months ended September 30, 2018, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency transactions of $71,577. During the nine months ended September 30, 2017 the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $135,200.

Net loss: We incurred a loss of $459,063 (rounded to $0.00 per share) for the nine months ended September 30, 2018, compared to a loss of $1,907,742 (rounded to $0.00 per share) for the nine months ended September 30, 2017.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash and cash equivalents increased by $162 during the nine months ended September 30, 2018, from a bank indebtedness balance of $103 at December 31, 2017, to a cash balance of $59 at September 30, 2018.  This increase in cash occurred due to a reduction in the net loss from $1,907,742 as at September 30, 2017 to a net loss of $459,063 as at September 30, 2018.  Additionally, this resulted from net cash used in operations of $163,838 during the period, fully offset by the $163,897 in net proceeds from financing activities and a reduction in the amount spent on research and development activities.

We added an explanatory paragraph to our interim consolidated financial statements for the nine months ended September 30, 2018.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2018, we had negative working capital of $4,850,340 and an accumulated deficit of $55,218,891; for the nine months then ended we had a net loss of $459,063, and negative cash flow from operations of $163,838.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2017.  A substantial amount of these notes remain unpaid as of September 30, 2018.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at September 30, 2018 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the fourth quarter of 2018, however we cannot be assured that this will be the case.  During the next three months we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2018, we issued an aggregate of 87,766,717 shares of our common stock in settlement of $219,563 of our convertible promissory notes and $29,222 in accrued interest thereon plus $1,000 in fees, which reduced the amount of cash that would otherwise have been required to settle these liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2017.  There were no material changes to these risk factors during the nine months ended September 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2017.  A significant amount of these notes remained unpaid as of September 30, 2018, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  November 14, 2018

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 14, 2018