Form 10-K
period 2018-12-31
VALIDIAN CORP
filed 2019-04-09
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0063
Expires: December 31, 2020
Estimated average burden hours per response: 2391.73

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company  ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.008) and asked ($0.009) price of the registrant’s Common Stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,443,928, based upon the average between the closing bid and asked price ($0.0085) multiplied by the 640,462,090 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the registrant.)

The number of shares outstanding of each of registrant’s classes of common equity as of March 20, 2019: 688,287,060.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SEC 1673 (11-14)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VALIDIAN CORPORATION

Form 10-K

December 31, 2018

PART I4

Item 1.  Description of Business.4

Item 1A.  Risk Factors9

Item 2.  Description of Properties.18

Item 3.  Legal Proceedings. 18

Item 4.  Mine Safety Disclosures18

PART II19

Item 5.  Market for Common Equity and Related Stockholder Matters.19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.21

Item 8.  Financial Statements.28

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.46

Item 9A(T).  Controls and Procedures.46

Item 9B.  Other Information.48

PART III49

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a)

of the Exchange Act.49

Item 11. Executive Compensation.50

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.51

Item 13.  Certain Relationships and Related Transactions.53

Item 14. Principal Accountant Fees and Services53

PART IV54

Item 15.  Exhibits and Financial Statement Schedules54

SIGNATURES55

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things.  Some of these things are:

*trends affecting our financial condition or results of operations for our limited history;

*our business and growth strategies;

*our technology;

*the Internet; and

*our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

*our limited operating history;

*our lack of sales to date;

*our future requirements for additional capital funding;

*the failure of our technology and products to perform as specified;

*the discontinuance of growth in the use of the Internet;

*the enactment of new adverse government regulations; and

*the development of better technology and products by others.

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

*"Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and

*"Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

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

Our technology provides benefits, by enabling users:

*to protect the transfer, storage and usage of data through an integrated and seamless approach;

*to develop and use existing interactive, distributed mobile, cloud, web, local and network applications (like e-commerce and m-commerce, e-banking and m-banking, e-health and m-health and e-loyalty and m-loyalty, mobile messaging and social media applications as well as network applications in software defined networks, internet of things and SCADA) with an integrated security model; and

*to dynamically change and distribute to all end points information and crypto policies, including encryption algorithms, keys, key life time and level of compression, without having to re-develop or re-install the software.

Based on this technology, we have developed the products described below.

Target Market

Our business strategy is to license our technology either directly or through distribution channels to medium to large organizations that develop, market, sell, distribute or use software products where interaction with a distributed customer, employee and/or partner base is essential.  This includes:

*IT departments that serve their organization with a variety of applications and implementation environments, according to the needs of the various internal departments. This implies writing applications to ensure the protection of the transfer, storage and usage of data within and between applications and over distributed networks; and

*cloud platform and cloud solution providers, independent software vendors and developers serving a relatively large group of customers, on a regional or national basis and who must respond to a variety of conditions and platforms, as imposed by their customers in specific industrial sectors and secure the exchanges of data between and protect the storage and usage of their data within, their customers’ partners, suppliers and other participants.

Potential customer technology sectors include mainstream technology platforms such as:

*Distributed Enterprise Environments including access to and communications by and with servers, systems, databases and computers (desktops, laptops and main frames);

*Distributed Mobile Environments, including access to and communications by and with mobile devices (smartphones, tablets and phablets);

*Clouds, including distributed cloud services, computing and storage;

*Software Defined Networking (SDN), which is an approach to computer networking that allows network administrators to manage network services through abstraction of higher-level functionality, on a software-only basis, instead of the traditional way of relying on more expensive hardware;

*the internet-of-things (iot), which is the network of physical objects—devices, vehicles, buildings and other items, which are embedded with electronics, software, sensors, and network connectivity that enables these objects to collect and exchange data

*Supervisory Control and Data Acquisition (SCADA) for Infrastructure (e.g. power grids) via, which is a system for remote monitoring and control that operates with coded signals over communication channels using typically one communication channel per remote station).

Potential customer industrial sectors include, among others:

*cloud and mobile platform and device providers

*software vendors and distribution services;

* mobile messaging and social media;

*telecommunications and mobile service providers

*health care providers and suppliers;

*governments;

*defense and military solution and service providers;

*transportation industry;

*manufacturers in supply management chains;

*financial institutions and insurance companies; and

*post-production houses, studios and production companies in the digital media industry.

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

Marketing Analysis

During the year ended December 31, 2018, we utilized the services of industry specialists in the cloud, mobile messaging and social media, health care, defense, public safety, banking, government and entertainment sectors. Their mandate was to identify specific areas and a limited number of organizations where our products would facilitate secure communication and the implementation of a strong security infrastructure with ease of deployment and management.

To support our sales force and these specialists, we have developed technical literature on the following topics:

*provision, management and governance of cyber security;

*features and benefits;

*integration into current systems;

*openness of the architecture;

*future developments; and

*implementation procedures.

Estimated Sales Cycles

We expect that individual sales cycles will be from four to eight months in duration.  The territories where most potential customers reside are expected to be in North America, Europe and Asia Pacific. At March 20, 2019 we had two sales representatives.

Marketing Expenses

The main expense factors for our marketing campaign are for:

*personnel, both internal and outside specialists;

*direct marketing to potential customers;

*travel and living expenses;

*web site development and maintenance;

*literature preparation and distribution; and

*participation in trade shows;

For more information, please see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our Products

Currently, we offer one main product, ValidianProtect, that can be integrated quickly to handle and protect the storage, access, transfer, receipt and usage of data thereby further enabling rapid development of consistently high-quality secure applications. Previous products, ShareProtect, MedicalProtect and MediaProtect, have been discontinued as we are now concentrating on supporting rapid development of mobile, cloud, web, local and network applications by our customers and by our channel partners and their customers.

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

The ValidianProtect product line consists of:

•the Application & Data Protection Platform that protects against network-borne vulnerabilities such as intrusion, impersonation and interception

•the Data Protection Module that protects against host-borne vulnerabilities such as memory-scanning and file system scanning as well as provides ready-built capabilities such as flexible control over usage and retraction of data and immediate alerts on the usage or attempted usage of data

•a set of programming tools and SDKs that facilitate integration of the platform and module within the target application

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

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2018	2017
$64,811	$497,924

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

Employees

As at March 20, 2019, we had ten employees and contractual personnel, including one executive officer, two sales and marketing staff, five in research and development and two in administration.  Seven are located in Ottawa, Canada, one is located in the U.S.A. and two are located in Europe. We also regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

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

We incurred a net loss of $513,396, and negative cash flow from operations of $173,068 during the year ended December 31, 2018. During the year ended December 31, 2017, we incurred a net loss of $2,099,412 and negative cash flow from operations of $527,102.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  Factors which may cause operating results to fluctuate significantly include the following:

*new technology or products introduced by us or by our competitors;

*the timing and uncertainty of sales cycles and seasonal declines in sales;

*our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

*a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

*general economic conditions, as well as economic conditions specific to users of our products and technology.

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

There are certain risks inherent in doing business on an international level, such as:

*unexpected changes in regulatory requirements, export and import restrictions;

*controls relating to encryption technology that may limit sales in the future;

*legal uncertainty regarding liability and compliance with foreign laws;

*competition with foreign companies or other domestic companies entering into the foreign markets in which we operate;

*tariffs and other trade barriers and restrictions;

*difficulties in staffing and managing foreign operations;

*longer sales and payment cycles;

*problems in collecting accounts receivable;

*political instability;

*fluctuations in currency exchange rates;

*software piracy;

*seasonal reductions in business activity during the summer months in Europe and elsewhere; and

*potentially adverse tax consequences.

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

The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

*our quarterly results of operations;

*the variance between our actual quarterly results of operations and predictions by stock analysts;

*financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;

*public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

*public reports concerning our products or technology or those of our competitors; and

*the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

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

Our common stock trades in the over-the-counter market and is quoted on the OTC Markets Pink. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Markets Pink stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

*investors may have difficulty buying and selling or obtaining market quotations;

*market visibility for our common stock may be limited; and

*a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Shares issuable upon the exercise of options, warrants and convertible debentures, or under anti-dilution provisions in certain agreements, could dilute stock holdings and adversely affect our stock price.

As of March 20, 2019, we have 7,500,000 outstanding options or warrants to purchase shares of our common stock.

We have two existing stock option plans, one of which had 412,302 shares remaining for issuance as of March 20, 2019, the second of which had 2,087,698 shares remaining for issuance as of March 20, 2019.  Future options issued under these plans may have dilutive effects.

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

As of March 20, 2019, we had outstanding 688,287,060 shares of our common stock, of which approximately 47,824,970 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times, upon the expiry of the applicable holding period.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks include stocks:

*that are not traded on a national securities exchange that has been continuously registered since April 20, 1992 and has maintained quantitative initial and continued listing standards that are substantially similar to or stricter than the listing standards in place at January 8, 2004;

*that are not traded on a securities exchange, a “junior tier” of an exchange or an automated quotation system sponsored by a registered national securities association that has established initial listing standards that meet or exceed specified criteria a maintains similar quantitative continued listing standards; or:

*whose prices are not quoted on the NASDAQ automated quotation system; or

*of issuers with net tangible assets less than:

*$2,000,000 if the issuer has been in continuous operation for at least three years; or

*$5,000,000 if in continuous operation for less than three years, or

*of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks not less than two business days before a transaction is affected, and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

*to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

*to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

*to provide, not less than two business days before a transaction is affected, the investor with a written statement setting forth the basis on which the broker-dealer made the determination in the second bullet above; and

*to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current executive officer and director, and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 20, 2019, our current executive officer and director, and holders of 5% or more of our outstanding common stock together beneficially owned approximately 13.6% of the outstanding common stock.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

None noted.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Market QB under the symbol “VLDI”.

The following table sets forth the range of high and low bid quotes of our common stock for the periods noted as reported by the OTC Market QB.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2017
January 1 to March 31	0.034	0.0215
April 1 to June 30	0.071	0.0143
July 1 to September 30	0.0175	0.005
October 1 to December 31	0.0087	0.0047
2018
January 1 to March 31	0.0086	0.0055
April 1 to June 30	0.025	0.005
July 1 to September 30	0.0114	0.0069
October 1 to December 31	0.019	0.00575
2019
January 1 to February 15	0.0175	0.0061

On March 20, 2019, the closing price of our common stock was $0.0125 per share.

(b)Holders -- There were approximately 231 holders of record of our common stock as of March 20, 2019, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 20, 2019 was 688,287,060 shares.

(c)Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future (see Part I.  Item 1.  Description of Business:  Risk Factors).

(d)During the three months ended December 31, 2018, we did not issue Unregistered Securities or common stock.

The foregoing securities were issued in reliance upon the exemption provided by Sections 3(a)(9) or 4(2) under the Securities Act of 1933 and the rules promulgated thereunder

Item 6.  Selected Financial Data.

The selected financial data set forth below with respect to our consolidated statements of operations and cash flows for each of the two fiscal years ended December 31, 2018 and 2017 and with respect to the consolidated balance sheets as at December 31, 2018 and 2017, are derived from our audited consolidated financial statements included in Item 8 of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31
	2018	2017
Operations Data
Income	$ --	$ --
Selling, general and administrative	269,141	499,323
Research and development	64,811	497,924
Other expenses, net	179,444	1,102,165
Net loss	$ 513,396	$ 2,099,412

	Year Ended December 31
	2018	2017
Cash Flows Data
Net cash used in operating activities	$ (173,068)	$ (527,102)
Net cash used in investing activities	--	--
Net cash provided by financing activities	173,068	335,338
Effects of exchange rates on cash and cash equivalents	--	--
Net increase (decrease) in cash and cash equivalents	--	$ (191,764)

	December 31
Balance Sheet Data	2018	2017
Cash (bank indebtedness)	$ (171)	$ (103)
Total current assets	1,828	31,969
Total assets	1,828	31,969
Total current liabilities	4,906,501	4,673,030
Stockholders’ deficiency	$ (4,904,673)	$ (4,641,061)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the years ended December 31, 2018 and December 31, 2017. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements in Item 8 of this annual report.

Until we acquired our former subsidiary, Graph-O-Logic, S.A. in August 1999, we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2018 Consolidated Financial Statements included with this Annual Report on Form 10-K for the year ended December 31, 2018.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our December 31, 2018 Consolidated Financial Statements.

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

Plan of Operations

We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2019.  Our major initiatives through December 31, 2019 are:

*obtaining commercial sales of our products, and continuing our current marketing program;

*developing and improving product agents to perform specialized functions common to many e-commerce sites and m-commerce; and

*furthering the development of our products.

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

We will continue to focus our marketing efforts on identifying potential customers by presenting technical seminars, participating in trade shows, using the services of social media, public relations firms, market research, the creation and dissemination of technical and commercial collateral materials, the maintenance and periodic re-design of our website, and the placement of advertisements in print and electronic publications.  Subject to our ability to obtain adequate funding, we plan on spending $100,000 on our marketing efforts during the year ending December 31, 2019.

Our sales representatives, who are compensated on a base compensation plus commission basis, will follow up with potential customers identified through our marketing efforts, with the objective of more fully explaining the benefits of our products and negotiating the terms of the licensing of our products.  Subject to our ability to obtain adequate funding, we expect to spend approximately $200,000 on our sales initiatives, including compensation and travel expenses, during the year ending December 31, 2019.

Subject to our ability to obtain adequate funding, our sales and marketing expenditures for the year ending December 31, 2019 are expected to total $300,000.

Cost of Sales and Services:  In the event that our sales efforts are successful, we will need to assist our customers in the implementation of our products.  Depending on the success of our sales efforts, and subject to our ability to obtain adequate funding, we expect to spend $10,000 on training and related activities during the year ending December 31, 2019.

Product Development:  We plan on continuing to fund third parties to develop our key technology and related products, under the direction and management of our product management group and our senior management.  For more information please see “Part 1.  Item 1.  Description of Business - Our Technology”.

We will improve and further develop our products based on responses from potential customers.  The costs associated with our product development activities are primarily those currently planned and thus are subject to a high degree of control.  Subject to our ability to obtain adequate funding, we estimate that the cost of our product development program during the year ending December 31, 2019 will be $900,000.

General and Administrative Expenses:  Subject to our ability to obtain adequate funding, we expect to spend $262,000 on general and administrative activities during the year ending December 31, 2019.

In summary, provided we are able to obtain adequate funding, we expect to spend a total of $1,472,000 for all expenses during the year ending December 31, 2019, subject to our ability to generate revenues from the licensing of our products and our ability to raise additional capital.

Since entering the development stage, we have obtained financing through the private placement of preferred shares, debt, convertible debentures, common stock and warrants, and through the exercise of some of these warrants. Until such time as we generate sufficient revenues from the licensing of our software applications, we will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of debt offerings or equity offerings, including but not limited to:

*debt instruments, including demand notes and convertible notes similar to those discussed below in “Liquidity and Capital Resources”;

*private placements of preferred shares and of common stock;

*exercise of stock options at a weighted average exercise price of $0.04 per share; or

*funding from potential clientele or future industry partners.

Results of Operations

In this section, we discuss our operations for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

The fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017

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

During the year ended December 31, 2016, we entered into a Software License Agreement with a customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $400,000 was paid on signing for the license and integration, which integration was completed during 2016. A royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application. We also entered into a Software License Agreement with another customer pursuant to which we granted a license to integrate and deploy our software in their application. An initial license fee of $75,000 was paid on signing for the license and another payment of $75,000 is due upon the integration, which is scheduled for completion during 2019, plus a royalty per end point and/or end user is payable quarterly in arrears upon deployment of the application.

We had no revenue during the years ended December 31, 2017 and December 31, 2018 as a result of a shift in our selling focus to large companies for whom the sales cycle is much longer.

Since August 1999, we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the year ended December 31, 2018 we incurred a total of $269,141, as compared to $499,323, during the year ended December 31, 2017.  There was an overall decrease in selling, general and administrative expenses of $230,182 (46%).

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

Research and development expenses: Research and development expenses consist primarily of personnel costs, consulting fees and travel expenses directly associated with the development of our software applications.  During the year ended December 31, 2018, we spent $64,811 developing our software applications, compared to $497,924 during the year ended December 31, 2017.  There was an overall decrease in research and development expenses of $433,113 (87%).

The decrease in research and development expenses occurred primarily as a result of us engaging less personnel to assist in our research and development activities; below is a summary of these activities during the year.

Q1 2018

During Q1 2018, the primary focus of our development activity was supporting analysis by our prospective customers of what cyber security risks that Validian's core technology could protect against in our prospective customers' technical environments.

Q2 2018

During Q2 2018, the primary focus of our development activity was research on securing web applications and browsers including design, architecture and testing.

Q3 2018

During Q3 2018, the primary focus of our development activity was developing and writing test plans and procedures for version 3.3 of Validian's technology.

Q4 2018

During Q4 2018, the primary focus of our development activity was developing and writing test plans and procedures for version 3.3 of Validian’s technology and support during customer and prospect technical reviews.

Interest and financing costs:  Interest and financing costs during the year ended December 31, 2018 and during the year ended December 31, 2017 consisted of interest and financing costs associated with our 10% senior convertible notes, our convertible promissory notes, and our promissory notes.  During the year ended December 31, 2018, we incurred $344,762 in interest and financing costs, a decrease of $624,104 (64%) over the $968,866 in interest and financing costs incurred during the year ended December 31, 2017.

The $344,762 in interest and financing costs we incurred during the year ended December 31, 2018 is comprised of $153,365 of interest paid and payable to the holders of our debt; $170,981 of accretion on our 10% senior convertible notes, our promissory notes and our convertible promissory notes; $12,321 in amortization of original issue discount on our convertible promissory notes; and $8,095 of financing costs.  The $968,866 in interest and financing costs we incurred during the year ended December 31, 2017 is comprised of $188,311 of interest paid and payable to the holders of our debt; $716,356 of accretion on our 10% senior convertible notes, our promissory notes and our convertible promissory notes; $38,402 in amortization of original issue discount on our convertible promissory notes; and $25,797 of financing costs.

Aggregate interest and financing costs decreased by $624,104 (64%) during the year ended December 31, 2018 as compared with the year ended December 31, 2017. There was a decrease of $34,947 (19%) in coupon rate interest charges, which occurred primarily as a result of a decrease in new debt issued during 2018, where interest paid was recorded in the prior year upon issuance. In addition, no prepayment bonus was incurred in accordance with the prepayment provision on our convertible promissory notes during 2018, a decrease of $38,897 over the $38,897 in prepayment bonus incurred during 2017.

Charges to interest as a result of accretion decreased by $545,375 (76%), as a result of the equity components of notes outstanding during 2018 having a lower relative fair value than those outstanding during 2017.

Financing costs relate to our convertible promissory notes and our promissory notes and are deferred at issuance and amortized over the life of the note.  During the year ended December 31, 2018, we paid no finance costs on new notes issued, as compared with $16,000 paid on new notes issued during the year ended December 31, 2017. This is a result of no new notes issued during the year ended 2018.  Financing costs recognized as expense through periodic amortization charges decreased by $17,702 (68%) during the year ended December 31, 2018 as compared with the year ended December 31, 2017.

During the year ended December 31, 2018, we did not pay original issue discounts in connection with the issuance of our convertible promissory notes.  $12,321 in original issue discount was recognized as expense through periodic amortization charges during the year. During the year ended December 31, 2017, we paid $18,000 in original issue discount in connection with the issuance of our convertible promissory notes, which was deferred at issuance and is being amortized over the life of the note. $38,402 in original issue discount was recognized as expense through periodic amortization charges during the year ended December 31, 2017.

Other expense:  Other expense is comprised of realized and unrealized gains and losses on foreign currency translations, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the year ended December 31, 2018, the United States dollar gained strength in relation to the Canadian dollar, resulting in a net gain of $165,318 on foreign currency translations.  During the year ended December 31, 2017, the Canadian dollar gained strength in relation to the United States dollar, resulting in a net loss of $133,299 on foreign currency translations.

Net loss: We incurred a loss of $513,396 ($0.00 per share) for the year ended December 31, 2018, compared to a loss of $2,099,412 ($0.00 per share) for the year ended December 31, 2017.   Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*license the software applications to a sufficient number of clients;

*be cash-flow positive on an ongoing basis;

*modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*successfully develop related software applications.

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

Our bank indebtedness increased by $68 during the year ended December 31, 2018, from a bank indebtedness of $103 at December 31, 2017, to a bank indebtedness of $171 at December 31, 2018, primarily as a result of our operating activities, which generated a net loss of $173,068. This decrease in cash was substantially offset by our financing activities which generated net proceeds of $173,068. Our cash and cash equivalents decreased by $191,867 during the year ended December 31, 2017, from a balance of $191,764 at December 31, 2016, to a bank indebtedness of $103 at December 31, 2017, primarily as a result of our operating activities, which generated a net loss of $527,102.  This decrease in cash was substantially offset by our financing activities which generated net proceeds of $335,338.

As discussed elsewhere in this report, we have added an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2018.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date, our negative working capital, our loss for the year, as well as negative cash flow from operating activities, and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At December 31, 2018, we had negative working capital of $4,904,673 and an accumulated deficit of $55,273,224; we incurred a net loss of $513,396, and negative cash flow from operations of $173,068 for the year then ended; and note 2(a) to our consolidated financial statements for the year ended December 31, 2018 also discusses the continuing substantial doubt regarding our ability to continue as a going concern.

We had no commercial sales during the years ended December 31, 2017 and December 31, 2018. We anticipate further commercial sales during the second or third quarter of 2018, however we cannot be assured that this will be the case.  During the year ended December 31, 2017, we engaged five new consultants to provide marketing and investor relations services; we did not hire any new employees.  We do not expect to hire any additional personnel during the next six months unless we are successful in raising significant funds through commercial sales or the issuance of our debt or equity securities.  We have not made, nor do we expect to make, any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital:    Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the year ended December 31, 2018, we made $20,000 of repayments on our 10% senior convertible notes and received $193,000, net of repayments, of our promissory notes.

During the period from January 1 to March 20, 2019, we issued $52,345 U.S. and $17,459 CDN of our 12% promissory notes, the proceeds of which were used to fund operations.

The Corporation has not entered into any off-balance sheet arrangement which would have provided the Corporation with a source of capital.

Uses of Capital:  Over the past several years, we have scaled our development activities to the level of available cash resources. Research and development expenses for the year ended December 31, 2018 decreased by approximately 87% as compared to the year ended December 31, 2017.  Selling, general and administrative expenses for the year ended December 31, 2018 decreased by approximately 46% as compared to the year ended December 31, 2017.  The changes in these expenses occurred as a result of several factors, as explained under “Results of Operation.”

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

Years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Validian Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Validian Corporation (the “Company”) as of December 31, 2018 and December 31,  2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2011

Las Vegas, Nevada

March 22, 2019

VALIDIAN CORPORATION Consolidated Balance Sheets December 31, 2018 and 2017 (In U.S. dollars)
	2018	2017
Assets

Current assets:
Value added taxes recoverable	1,828	5,995
Prepaid expenses	–	25,974
Total current assets	1,828	31,969

Total assets	$ 1,828	$ 31,969

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank indebtedness	$ 171	$ 103
Accounts payable	688,431	697,438
Accrued liabilities	2,486,174	2,387,412
Accrued interest on 10% notes payable to related parties (note 10)	4,001	4,187
Deferred revenue	320,000	320,000
Promissory notes payable (note 4)	258,750	61,250
10% Senior convertible notes (note 5)	1,148,974	1,168,974
Promissory notes payable to a related party (note 4 and 10)	–	4,500
Convertible promissory notes (note 6)	–	29,166
Total current liabilities	4,906,501	4,673,030

Total liabilities	4,906,501	4,673,030

Stockholders’ deficiency:
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares in 2018 and 2017; issued and outstanding 2,230 shares in 2018 and 2,230 shares in 2017)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares in 2018 and 2017; issued and outstanding 3,900 shares in 2018 and 3,900 shares in 2017)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares in 2018 and 2017; issued and outstanding 3,409 shares in 2018 and 3,409 shares in 2017)	3	3
Common stock ($0.001 par value. Authorized 700,000,000 shares in 2018 and in 2017; Issued and outstanding 688,287,060 shares in 2018 and 600,520,343 shares in 2017 (note 7(a))	688,287	600,520
Additional paid-in capital	49,729,993	49,567,976
Deficit	(55,273,224)	(54,759,828)
Treasury stock (7,000 shares in 2018 and 2017 at cost)	(49,738)	(49,738)
Net stockholders’ deficiency	(4,904,673)	(4,641,061)
Future operations (note 2(a))
Guarantees and commitments (note 11)
Subsequent events (note 16)
Total liabilities and stockholders deficiency	$ 1,828	$ 31,969

See accompanying notes to consolidated financial statements

VALIDIAN CORPORATION Consolidated Statements of Operations Years ended December 31, 2018 and 2017 (In U.S. dollars)

	2018	2017

Income:
Software licensing fees	$ –	$ –

Total Income	–	–

Expenses:
Selling, general and administrative	269,139	499,323
Research and development	64,811	497,924

Total Expenses	333,952	997,247

Loss before the undernoted	(333,952)	(997,247)

Other income (expenses):
Interest and financing costs (note 10)	(344,762)	(968,866)
Other	165,318	(133,299)

Total other expenses	(179,444)	(1,102,165)

Net loss	$(513,396)	$(2,099,412)

Loss per common share – basic and diluted (note 9)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	663,149,826	501,784,788

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) Years ended December 31, 2018 and 2017 (In U.S. dollars)
	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Deficit	Treasury stock	Total
Balances at December 31, 2016	442,341,498	$442,342	2,230	$ 2	3,900	$ 4	3,151	$ 3	$48,555,010	$(52,660,416)	$(49,738)	$(3,712,793)
Shares issued pursuant to the terms of the 10% senior convertible notes at issuance and subsequent modification (note 5)	10,499,001	10,500	–	–	–	–	–	–	57,235	–	–	67,735
Ser. C Conv. Preferred shares issued in settlement of accounts payable, accrued liabilities and consulting fees rendered (note 7(b))	–	–	–	–	–	–	258	-	118,200	–	–	118,200
Shares issued in connection with the conversion of convertible promissory notes and accrued interest thereon (note 7(a))	147,604,844	147,603	–	–	–	–	–	–	540,829	–	–	688,432
Intrinsic value of the beneficial conversion feature of the Convertible promissory notes at date of issuance (note 6)	--	--	–	–	–	–	–	–	295,196	--	--	295,196
Shares issued pursuant to the terms of the promissory notes at issuance (note 7(a))	75,000	75	–	–	–	–	–	–	1,506	--	--	1,581
Net loss	–	–	–	–	–	–	–	–	–	(2,099,412)	–	(2,099,412)
Balances at December 31, 2017	600,502,343	$600,520	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,567,976	$(54,759,828)	$(49,738)	$(4,641,061)

Shares issued in connection with the conversion of convertible promissory notes and accrued interest thereon (note 7(a))	87,766,717	87,767	–	–	–	–	–	–	162,017	–	–	249,784
Net loss	–	–	–	–	–	–	–	–	–	(513,396)	–	(513,396)
Balances at December 31, 2018	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,273,224)	$(49,738)	$(4,904,673)

See accompanying notes to consolidated financial statements.

VALIDIAN CORPORATION Consolidated Statements of Cash Flows Years ended December 31, 2018 and 2017 (In U.S. dollars)

	2018	2017

Cash flows from operating activities:
Net loss	$(513,396)	$ (2,099,412)
Items not involving cash:
Stock-based compensation expense (note 7(d))	22,910	71,771
Non-cash interest expense	342,567	921,475
Change in non-cash operating working capital (note 14)	(25,149)	579,064

Net cash used in operating activities	(173,068)	(527,102)

Cash flows from investing activities:

Net cash used in investing activities	–	–

Cash flows from financing activities:
Bank indebtedness	68	103
Issuance of 10% senior convertible notes	–	151,235
Issuance of convertible promissory notes	–	351,000
Issuance of promissory notes	197,500	31,000
Debt issuance costs	–	(16,000)
Original issue discount	–	(18,000)
Repayment of promissory notes	(4,500)	(88,000)
Repayment of 10% senior convertible notes	(20,000)	(5,000)
Repayment of convertible promissory notes	–	(71,000)

Net cash provided by financing activities	173,068	335,338

Net increase (decrease) in cash and cash equivalents	–	(191,764)
Cash and cash equivalents, beginning of period	–	191,764

Cash and cash equivalents, end of period	$ --	$ --

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

1.General:

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

2.Summary of significant accounting policies:

(a)Future operations:

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has had limited revenues to date, has negative working capital of $4,904,673, has accumulated a deficit of $55,273,224 as at December 31, 2018, and has incurred a loss of $513,396 and negative cash flow from operations of $173,068 for the year then ended.  Furthermore, the Corporation failed to settle certain of its promissory notes and 10% senior convertible notes when they matured on various dates during the years 2007 through 2018, resulting in a condition of default for all of the 10% senior convertible notes and the promissory notes; a significant portion of these notes remain in default as at December 31, 2018.  In addition, the Corporation expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.

If the Corporation obtains further financing and generates revenue, it expects to incur operating expenditures of approximately $1,472,000 for the year ending December 31, 2019. In the event the Corporation cannot raise the funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

(b)Principles of consolidation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Validian Corporation and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A.  All intercompany balances and transactions have been eliminated.

(c)Cash and cash equivalents:

Cash and cash equivalents include liquid investments with original maturity dates of three months or less.

2.Summary of significant accounting policies (continued):

(d)Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and includes computer hardware and software.  These assets are being depreciated on a straight-line basis over their estimated useful lives, as follows:  computer hardware:  2 years; computer software:  1 year.

(e)Leases:

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

(f)Prepaid expenses:

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

(g)Income taxes:

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

(h)Revenue recognition:

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

2.Summary of significant accounting policies (continued):

(i)Research and development:

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

(j)Advertising expense:

Advertising costs are expensed upon the start of the scheduled advertising.

(k)Foreign currency translation:

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

(o) Accounting for uncertainty in income taxes:

The Corporation does not recognize adjustments in the liability for unrecognized income tax benefits.  As of December 31, 2018, the Corporation had approximately $12,050,000 of unrecognized tax benefits, all of which would affect the Corporation’s effective tax rate if recognized.

3.Property and equipment:

2018
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

2017
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware and software	$ 34,590	$ 34,590	$ --
	$ 34,590	$ 34,590	$ --

4.Promissory notes payable:

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of year	$ 65,750	$ 112,784

Note proceeds on issuance	197,500	35,000
Allocated to common stock and additional paid-in capital for the relative fair value of stock issued to holders of the notes:
Allocated to common stock par value	--	(75)
Allocated to additional paid-in capital	--	(1,506)
	--	(1,581)

Proceeds allocated to promissory notes on issuance	--	33,419

Accretion recorded as a charge to interest and financing costs	--	7,547

Principal repaid	(4,500)	(88,000)
Balance end of period	258,750	65,750

Payable to a related party (note 10)	--	(4,500)

Balance at end of year	$ 258,750	61,250

During the year ended December 31, 2018, the Company issued $197,500 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

During the year ended December 31, 2018, the Company also repaid $4,500 of the promissory notes, and $345 in accrued interest charges thereon.

The notes outstanding at December 31, 2018 bear interest at the rate of 12% per annum.

During the year ended December 31, 2017, the Company issued $35,000 of its promissory notes.  The notes are payable on demand, and bear interest at the rate of 12% per annum.  The Company issued shares of its common stock to the investors at issuance; $ , representing the relative fair value of the shares, was charged to common stock and additional paid in capital.

4.Promissory notes payable (continued):

During the year ended December 31, 2017, the Company also repaid $88,000 of the promissory notes, and $3,526 in accrued interest charges thereon.

The notes outstanding at December 31, 2017 bear interest at the rate of 12% per annum.

The promissory notes are unsecured.

Included in interest and financing costs for the year ended December 31, 2018 is $21,871 (2017: $6,827) of interest paid and payable to the holders of the promissory notes; $0 (2017: $3,679), of accretion charges; and $0 (2017: $3,868) of finance fees.  Interest on the promissory notes paid in cash during the year ended December 31, 2018 was $345 (2017: $3,526).

5.10% Senior convertible notes:

The following table sets forth the financial statement presentation of the 10% senior convertible note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the years ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of year	$1,168,974	$ 962,739

Note principal on issuance and subsequent modification	--	211,235
Allocated to common stock and additional paid-in capital for market value of stock issued to holders of the notes:
Allocated to common stock	--	(10,499)
Allocated to additional paid-in capital	--	(57,236)
	--	(67,735)
Proceeds allocated to 10% senior convertible notes on issuance	--	143,500

Accretion recorded as a charge to interest and financing costs	--	67,735
Principal repayments in cash	(20,000)	(5,000)
Balance at end of year	1,148,974	1,168,974

During the year ended December 31, 2018, the Company did not issue senior convertible notes, and repaid $20,000 in principal.

Under the terms of the notes outstanding during the year ended December 31, 2018, the holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest thereon into common stock of the company, at a rate of one common share for each $0.03 of debt converted.  The Corporation has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Corporation or converted by the holders.  At the Corporation’s option, interest may be paid either in cash or in common shares of the Corporation.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.  The notes matured on December 31, 2018.

Notwithstanding the stated maturity dates, all of the notes issued during the year ended December 31, 2018 are payable on demand, pursuant to the default provisions of the notes, as described below.

5.10% Senior convertible notes (continued):

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

The Corporation failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2018.  At December 31, 2018, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at December 31, 2018, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The following table summarizes information regarding the 10% senior convertible notes outstanding at December 31, 2018:

Note	Conversion
Principal	Rate
$ 642,467	$ 0.030
6,506	0.038
500,000	0.100
$ 1,148,974

The maximum number of shares issuable on conversion of all 10% senior convertible notes outstanding at December 31, 2018 was 26,586,767.  Interest is payable in stock or in cash, at the discretion of the Corporation, therefore the potential conversion of the interest portion has not been included in our calculated issuance requirement.

All of the 10% senior convertible notes outstanding at December 31, 2018 were unsecured.

Included in interest and financing costs for the year ended December 31, 2018 is $116,200 (2017: $105,655) in coupon rate interest accrued on the 10% senior convertible notes; and $nil (2017: $67,735) in accretion related to the relative fair value of the equity components of the 10% senior convertible notes at issuance.

At December 31, 2018, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $438,682, which is $710,292 lower than the principal amount of the notes.

6.Convertible promissory notes:

During the year ended December 31, 2018, the Corporation did not issue convertible promissory notes.

During the year ended December 31, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes, and converted $219,563 of note principal, and $29,222 of accrued interest on the notes, into 87,766,717 common shares of the Corporation.

During the year ended December 31, 2017, the Corporation issued $351,000 of its convertible promissory notes for cash.

6.Convertible promissory notes (continued):

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

6.Convertible promissory notes (continued):

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

At December 31, 2018, the fair value of the stock issuable to fully convert the convertible promissory note principal was $nil.

7.Stockholders’ deficiency:

(a)Common stock transactions:

During the year ended December 31, 2018, holders of the convertible promissory notes exercised the conversion feature of the notes and converted an aggregate of $219,563 of note principal, plus $29,222 of accrued interest thereon, into 87,766,717 shares of the Company’s common stock. (note 6).

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

(b)Preferred stock transactions:

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

7.Stockholders’ deficiency (continued):

(c)Transactions involving stock options:

The Corporation has two incentive equity plans, under which a maximum of 10,000,000 options to purchase 10,000,000 common shares may be granted to officers, employees and consultants of the Corporation.  The granting of options, and the terms associated with them, occurs at the discretion of the board of directors, who administers the plan. The fair value of unvested options is determined at the date of grant and are included in expense over the vesting period. As of December 31, 2018, a total of 7,500,000 options were granted under these plans, all with an exercise price of $0.04. The options expire on dates between May 12, 2020 and November 20, 2020 and are fully vested.  2,500,000 options remained available for grant under these plans as of December 31, 2018.

There were no transactions involving stock options during the years ended December 31, 2018 and December 31, 2017.

(d)Summary of stock-based compensation:

The following table presents the total of stock-based compensation included in the expenses of the Corporation for the years ended December 31, 2018 and 2017:

	2018	2017
Selling, general and administrative	$ 22,910	$ 71,771
Total stock-based compensation included in expenses	$ 22,910	$ 71,771

8.Interest and financing costs:

Interest and financing costs include accrued interest, accretion and amortization of deferred financing costs and original issue discount relating to the convertible promissory notes; accrued interest, accretion and amortization of deferred financing costs on the promissory notes; and accrued interest and accretion on the 10% senior convertible notes.

9.Loss per share:

As the Corporation incurred a net loss during the years ended December 31, 2018 and 2017, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the year.  The following outstanding instruments could have a dilutive effect in the future:

	2018	2017
Stock issuable on conversion of the 10% senior convertible notes	26,586,767	27,253,434
Stock issuable on conversion of the convertible promissory notes and accrued interest thereon	--	77,411,942
Common shares issuable on conversion of the Series A convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C convertible preferred stock	113,633,333	113,633,333
Stock issuable on exercise of the stock options	7,500,000	7,500,000
	300,020,100	378,098,709

10.Related party transactions:

$nil (2017: $4,052) of accounts payable related to credit card expenses paid on behalf of the corporate shareholder.

$4,001 (2017: $4,187) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at December 31, 2018.

11.Guarantees and Commitments:

a)Guarantees

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

12.  Fair value measurements:

The carrying value of cash and cash equivalents, value added taxes recoverable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the promissory notes, 10% senior convertible notes and convertible promissory notes, approximates fair value due to the issuance subsequent to December 31, 2018 of new debt instruments having similar terms and conditions.

13.Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2018	2017
Deferred tax asset:
Net operating loss carryforwards	$ 11,000,000	$ 10,900,000
Capital loss carryforwards	1,050,000	1,050,000
Total gross deferred tax asset	12,050,000	11,950,000

Valuation allowance	(12,050,000)	(11,950,000)

Net deferred taxes	$ --	$ --

13Income taxes (continued):

Income tax expense attributable to loss before income taxes was $nil (2017 - $nil) and differed from the amounts computed by applying the U.S. federal income tax rate of 21% (2017 - 34%) to the net loss as a result of the following:

	2018	2017
Expected tax rate	21%	34%
Expected tax recovery applied to net loss before income taxes	$ (101,000)	$ (714,000)

Increase (decrease) in taxes resulting from:
Change in valuation allowance	64,000	403,000
Compensation expense	5,000	24,000
Interest and financing costs	36,000	243,000
Other	(4,000)	44,000
	$ --	$ --

The Corporation has net operating losses of $32,506,000 which are available to reduce U.S. taxable income and which expire as follows:

2019	$ 391,000
2020	675,000
2021	521,000
2022	897,000
2023	1,671,000
2024	4,205,000
2025	3,381,000
2026	3,088,000
2027	2,623,000
2028	2,401,000
2029	1,299,000
2030	1,258,000
2031	1,298,000
2032	1,229,000
2033	1,475,000
2034	1,404,000
2035	1,704,000
2036	1,496,000
2037	1,184,000
2038	306,000
$ 32,506,000

The losses noted above are estimates, as the related tax returns have not been filed by the Corporation.

14.Change

in non-cash operating working capital:

	2018	2017

Value added taxes recoverable	$ 4,167	$ 28,025
Prepaid expenses	3,063	--
Accounts payable	(9,007)	395,529
Accrued liabilities	(23,373)	155,510
Total	$ (25,150)	$ 579,064

15.Supplementary cash flow information:

The Corporation paid no income taxes during the year ended December 31, 2018, nor during the year ended December 31, 2017.  Interest paid in cash during the years ended December 31, 2018 and December 31, 2017 were $2,194 and $47,390, respectively.

Non-cash financing activities are excluded from the consolidated statement of cash flows.  The following is a summary of such activities:

	2018	2017
Issuance of the Corporation’s common stock in settlement of convertible promissory notes, and accrued interest thereon	$ 248,784	$ 688,431
Issuance of the Corporation’s Series C convertible preferred shares in settlement of accounts payable, accrued liabilities and consulting fees	--	118,200
Issuance of the Corporation’s 10% senior convertible notes in settlement of accounts payable and accrued liabilities	--	60,000
Issuance of the Corporation’s promissory notes in settlement of accounts payable and accrued liabilities	--	4,000
Total	$ 248,784	$ 870,631

16.Subsequent events:

On February 6, 2019, the Company issued $18,000 U.S. of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On February 12, 2019, the Company issued $19,500 U.S. of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On February 12, 2019, the Company issued $1,450 U.S. of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On February 13, 2019, the Company issued $17,459 CDN of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On March 11, 2019, the Company issued $1,395 U.S. of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On March 18, 2019, the Company issued $245,000 U.S of its promissory notes for cash. The notes are payable on demand, and bear interest at the rate of 12% per annum.

On March 19, 2019, the Company issued $12,000 U.S. of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, as a result of the material weaknesses noted below. The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by AMC Auditing, LLC CPA's, an independent registered public accounting firm, as stated in their report which is included herein.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, we identified the following weaknesses in our internal control system at December 31, 2018: (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under the standards established by the American Institute of Certified Public Accountants.  Notwithstanding the material weakness identified by our independent registered public accountants, we believe that the financial statements and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Corporation as of, and for, the periods represented in this report.

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

Lack of timely preparation of back up schedules.  Throughout 2018 and 2017, we were able to complete most of our back up schedules prior to the arrival of our independent registered public accountants’ audit staff, however, during this time we consistently experienced a lack of complete preparedness.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficiency is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.   We will continue to review our procedures, and to make changes wherever practicable which will assist in remediating this deficiency.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficiency, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and external advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year-end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2018, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependent upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our director and executive officer as of December 31, 2018:

Name	Age	Position
Bruce I. Benn	65	Director, President, Chief Executive Officer,
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

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2018.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compensa- tion	Total $
Benn,Bruce	2018	92,626	0	0	0	0	0	0	92,626
	2017	92,540	0	0	0	0	0	0	92,540
(1)(4)	2016	90,622	0	0	0	0	0	0	90,622
(1)(4)	2015	94,026	0	0	0	0	0	0	94,026
	2015	108,805	0	0	0	0	0	0	108,805
	2013	116,544	0	0	0	0	0	0	116,544
	2012	119,818	0	0	0	0	0	0	119,818
	2011	121,276	0	0	0	0	0	0	121,276
	2010	116,494	0	0	0	0	0	0	116,494
	2009	105,579	0	0	0	0	0	0	105,579
	2008	113,292	0	0	27,910	0	0	0	141,202
	2007	112,278	0	0	17,681	0	0	0	129,959
	2006	105,847	0	0	0	0	0	0	105,847

Benn, Ronald	2007	98,243			18,339				116,582
(2)(5)	2006	105,847	0	0	0	0	0	0	105,847
Maisonneuve, Andre (3)	2006 2005 2004	105,847 103,848 100,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	105,847 103,848 100,353

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

Long-Term Incentive Plans – Awards in Last Fiscal Year

There were no incentive awards granted to our officer and director during the year ended December 31, 2018.

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 20, 2019, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Alla Pasternack (2)	54,250,000	7.9%
c/o 1464 Wesleys Run
Gladwyne, PA 19035

Bruce Benn	39,220,454	5.7%

All Executive Officers and Directors
As a Group	39,220,454	5.7%

*Executive Officer and/or a Director.

(1)  Based upon 688,287,060 shares of common stock issued and outstanding as of March 20, 2019 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.

(2) Based on information contained in Schedule 13G as filed by Ms. Pasternack on February 14, 2018

The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at March 20, 2019:

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

Item 13.  Certain Relationships and Related Transactions.

$4,001 in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in accrued liabilities at December 31, 2018.

Item 14. Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2018 fiscal year	Fees billed for 2017 fiscal year
Audit fees	$107,918	$84,220

We do not currently have an audit committee; however, it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

There were no tax-related, audit-related or other fees incurred during the year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K

(2)List of Financial Statement Schedules None - see Notes to Financial Statements included in Item 8 of Part II of this Form 10-K

(3)List of Exhibits follows

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

___________________________________________

* Denotes management contract

(1)Previously filed as an exhibit to our Annual Report on Form 10-KSB, SEC File No. 0-28423, filed with the Commission on March 30, 2004 and incorporated herein by reference.

(2)Previously filed as an Exhibit to our Registration Statement on Form 10-SB, SEC File No. 0-28423, filed with the Commission on December 9, 1999 and incorporated herein by reference.

(3)Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on March 8, 2004 and incorporated herein by reference.

(4)Previously filed as an Exhibit to our Amended Proxy Statement, filed with the Commission on January 12, 2005 and incorporated herein by reference.

(5)Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on April 14, 2005 and incorporated herein by reference.

(6)Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Commission on May 18, 2007 and incorporated herein by reference.

(7)Previously filed as an Exhibit to our Current Report on Form 8-K, SEC File No. 0-28423, filed with the Commission on August 24, 2007 and incorporated herein by reference.

(8)Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

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

Dated:  April 8, 2019

By:  /s/ Bruce Benn

Bruce Benn

Chief Financial Officer and Treasurer

(principal financial and accounting officer)

Dated:  April 8, 2019