Form 10-Q
period 2019-03-31
VALIDIAN CORP
filed 2019-05-15
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 11, 2021 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 10, 2019, 688,287,060 shares of the registrant’s common stock were outstanding.

SEC 1296 (1-12)Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Balance Sheets (In United States dollars)
	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Value added taxes recoverable	$ 3,516	$ 1,828
Prepaid expenses	33,823	–
Total Current assets	37,339	1,828

Total assets	$ 37,339	$ 1,828

Liabilities and Stockholders’ deficit
Current liabilities:
Bank indebtedness	$ --	$ 171
Accounts payable and accrued liabilities (note 7)	3,060,096	3,174,606
Accrued interest on 10% senior convertible notes
payable to related parties (note 7)	4,001	4,001
Promissory notes payable to a related party (notes 2, 7)	569,506	258,750
Deferred revenue	320,000	320,000
10% Senior convertible notes (notes 3, 7)	1,148,974	1,148,974
Total current liabilities	5,102,577	4,906,501

Total liabilities	5,102,577	4,906,501

Stockholders’ deficit (note 4):
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at March 31, 2019 and December 31, 2018)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at March 31, 2019 and December 31, 2018)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,409 shares at March 31, 2019 and December 31, 2018)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 688,287,060 shares at March 31, 2019 and December 31, 2018)	688,287	688,287
Additional paid in capital	49,729,993	49,729,993
Accumulated deficit	(55,433,789)	(55,273,224)
Treasury stock (7,000 shares at March 31, 2019 and December 31, 2018, at cost)	(49,738)	(49,738)
Total stockholders’ deficit	(5,065,238)	(4,904,673)

Total liabilities and stockholders’ deficit	$37,339	$ 1,828

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Statements of Operations For the three months ended March 31, 2019 and 2018 (In United States dollars) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Expenses:
Selling, general and administrative	$ 80,393	$ 71,249
Research and development	4,666	--
Total expenses	85,059	71,249

Loss from Operations	(85,059)	(71,249)

Other income (expenses):
Interest and financing costs (notes 6 and 8)	(37,816)	(118,882)
Foreign exchange gain (loss)	(37,690)	63,257
Total other income (expenses)	(75,506)	(55,625)

Net loss	$ (160,565)	$ (126,874)

Loss per common share – basic and diluted (note 6)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	688,287,060	611,045,340

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Consolidated, Condensed Statements of Changes in Stockholders’ Equity (deficit)

For the three months ended March 31, 2018 and March 31, 2019

(In United States dollars)

(Unaudited)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at January 1, 2018	600,502,343	$600,520	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,567,976	$(54,759,828)	$(49,738)	$(4,641,061)
Shares issued in connection
with the conversion of
convertible promissory notes
and accrued interest
thereon (note 7(a))	34,075,552	34,058	–	–	–	–	–	–	60,757	–	–	94,814
Net loss	–	–	–	–	–	–	–	–	–	(126,874)	–	(126,874)
Balances at March 31, 2018	634,577,895	$634,578	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,628,732	$(54,886,702)	$(49,738)	$(4,673,121)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at January 1, 2019	688,287,060	$688,284	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,994	$(55,273,224)	$(49,738)	$(4,904,672)

Net loss	–	–	–	–	–	–	–	–	–	(160,565)	–	(160,565)
Balances at March 31, 2019	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,433,789)	$(49,738)	$(5,065,238)

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Statements of Cash Flow For the three months ended March 31, 2019 and 2018 (In United States dollars) (Unaudited)
	Three months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$ (160,565)	$ (126,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	--	20,100
Non-cash interest and financing expense	37,816	118,601
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(1,688)	(1,236)
Prepaid expenses	(33,823)	3,064
Accounts payable and accrued liabilities	(152,325)	(68,818)
Net cash used in operating activities	(310,585)	(55,163)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Bank indebtedness	--	(103)
Issuance of promissory notes	310,756	57,000
Repayment of promissory notes	--	(1,551)
Net cash provided by financing activities	310,756	55,346

Net increase (decrease) in cash and cash equivalents	171	183
Cash and cash equivalents:
Beginning of period	(171)	--
End of period	$ --	$ 183

Supplementary information (note 8)

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

March 31, 2019

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

1.  Basis of presentation

The accompanying consolidated financial statements include the accounts of Validian Corporation and its wholly owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A. (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

The interim financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2019. These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2018.

The consolidated condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $5,065,247, and stockholders’ deficit of $5,065,238 as at March 31, 2019, and has incurred a loss of $160,585 and negative cash flow from operations of $310,586 for the three months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2018.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at March 31, 2019, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,472,000 for the year ending December 31, 2019, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

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

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

March 31, 2019

(In United States dollars)

(Unaudited)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended March 31, 2019 and December 31, 2018:

	Three months	Year ended
	ended March 31, 2019	December 31, 2018
	(unaudited)
Balance beginning of period	$ 258,750	$ 65,750

Note proceeds on issuance	310,756	197,500
	--	--

Proceeds allocated to promissory notes on issuance	310,756	197,500

Principal repaid	--	(4,500)
Balance end of period	569,506	258,750

Balance end of period, net of related party	$ 569,506	$ 258,750

During the three months ended March 31, 2019, the Company did not repay any of the promissory notes.

The notes outstanding at March 31, 2019 bear interest at the rate of 12% per annum and are payable on demand.

Included in interest and financing costs for the three months ended March 31, 2019 is $9,485 (2018: $2,281).  Interest on the promissory notes paid in cash during the three months ended March 31, 2019 is $nil (2018: $280).

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

March 31, 2019

(In United States dollars)

(Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended March 31, 2019 and December 31, 2018:

	Three months	Year
	Ended	Ended
	March 31, 2019	December 31, 2018
(unaudited)
Balance beginning of period	$ 1,148,972	$ 1,168,972

Principal repaid in cash	--	(20,000)

Balance end of period	$ 1,148,972	$ 1,148,972

Holders are permitted, at any time, to convert all or a portion of the outstanding principal plus accrued interest into common stock of the company, at a rate ranging from one common share for each $0.03 of debt converted, to one common share for each $0.10 of debt converted.  The Company has the option of pre-paying all or any portion of the balance outstanding on the notes at any time, without penalty or bonus, with the permission of the holders.  Interest on the notes is accrued until the notes are either repaid by the Company or converted by the holder.  At the Company’s option, interest may be paid either in cash or in common shares of the Company.  If interest is paid in common shares, the number of shares required for settlement will be calculated at the rate of conversion in effect for the conversion of the note principal.

Notwithstanding the stated maturity dates, all of the senior convertible notes are payable on demand, pursuant to the default provisions of the notes, as described below.

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2018. At March 31, 2019, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all of the 10% senior convertible notes are in default at March 31, 2019, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the coupon rate on all notes outstanding past the maturity date.

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 642,468	$0.03
6,506	0.038
500,000	0.10
$ 1,148,974

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

March 31, 2019

(In United States dollars)

(Unaudited)

3.  10% Senior convertible notes (continued)

Included in interest and financing costs for the three months ended March 31, 2019 is $28,330 (2018: $28,824), in coupon rate interest accrued on the 10% senior convertible notes.

At March 31, 2019, the fair value of the stock issuable to fully convert the 10% senior convertible note principal, was $279,161, which is $869,813 less than the principal outstanding on that date.

4.  Stockholders’ deficit

(a)  Common stock transactions

During the three months ended March 31, 2019, holders of the convertible promissory notes did not exercise the conversion feature of the notes.

(b)Stock-based compensation

The following table presents the total of stock-based compensation included in the expenses of the Company for the three months ended March 31, 2019 and 2018:

Three months ended March 31,
	2019	2018

Selling, general and administrative	--	$ 20,100
Research and development	--	--
Total stock-based compensation included in expenses	--	$ 20,100

5.  Interest and financing costs

Interest and financing costs include accrued and paid coupon rate interest and accretion and financing costs relating to the 10% senior convertible notes, promissory notes and convertible promissory notes.

6.  Loss per share

As the Company incurred a net loss during the three months ended March 31, 2019, and during the three months ended March 31, 2018, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior convertible notes	26,586,767	27,253,434
Shares issuable on conversion of convertible promissory notes and accrued interest thereon	--	48,247,318
Common shares issuable on conversion of the Series A convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C convertible preferred stock	113,633,333	113,633,333
Stock options	7,500,000	7,500,000
Total	300,020,100	348,934,085

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

March 31, 2019

(In United States dollars)

(Unaudited)

7.  Related party transactions

$4,001 (2018: $4,025) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is included in current liabilities at March 31, 2019.

8.  Supplementary cash flow information

The Company paid no income taxes during the three months ended March 31, 2019, nor during the three months ended March 31, 2018.  Interest paid in cash during the three months ended March 31, 2019 was $nil (2018: $280).

Non-cash financing activities are excluded from the consolidated statements of cash flows. The following is a summary of such activities for the three months ended March 31, 2019 and 2018:

	2019	2018

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	--	$ 94,814
Total	--	$ 94,814

9.  Fair value measurements

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, the convertible promissory notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the three months prior and/or subsequent to the period ended March 31, 2019, under conditions substantially identical to those existing at March 31, 2019.

10.  Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

11.  Subsequent events

On April 8, 2019, the Company issued $3,829 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On April 9, 2019, the Company issued $13,574 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On April 22, 2019, the Company issued $17,400 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On May 1, 2019, the Company issued $74,035 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On May 2, 2019, the Company issued $1,400 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

On May 6, 2019, the Company issued $16,000 of its promissory notes for cash.  The notes are payable on demand, and bear interest at the rate of 12% per annum.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING INFORMATION

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things, some of which are:

•trends affecting our financial condition or results of operations for our limited history;

•our business and growth strategies;

•our technology;

•the Internet; and

•our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•our limited operating history;

•our lack of sales to date;

•our requirements for additional capital and operational funding;

•the failure of our technology and products to perform as specified;

•the discontinuance of growth in the use of the Internet;

•the enactment of new adverse government regulations; and

•the development of better technology and products by others.

You should carefully consider and evaluate all of these factors.  In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2018 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our March 31, 2019 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue: We had no revenue during the three months ended March 31, 2019, nor during the three months ended March 31, 2018.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended March 31, 2019, we incurred a total of $80,393, as compared to $71,249 during the three months ended March 31, 2018.  There was an overall decrease in selling, general and administrative expenses of $9,144 (13%) during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the three months ended March 31, 2019 as compared with the three months ended March 31, 2018, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses Research and development expenses consist primarily of personnel costs directly associated with the development of our software applications.  During the three months ended March 31, 2019, $4,666 of research and development costs were incurred, compared to no research and development costs being incurred during the three months ended March 31, 2018. There was an overall increase in research and development expenses of $4,666 (100%) during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The increase in research and development expenses occurred as a result of concentrating on discussions with prospective customers instead of development activities which lead to a decrease in fees paid to consultants during the three months ended March 31, 2018 as compared with the three months ended March 31, 2019, during which a higher level of development activity undertaken.

During Q1 2019, the primary focus of our development activity was supporting customer and prospect technical reviews.

During the three months ended March 31, 2018, the primary focus of our development activity was supporting analysis by our prospective customers of what cyber security risks that Validian's core technology could protect against in our prospective customers' technical environments.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2019 and during the three months ended March 31, 2018 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes. During the three months ended March 31, 2019, we incurred $37,816 in interest and financing costs, a decrease of $81,066 (68%) from the $118,882 in interest and financing costs incurred during the three months ended March 31, 2018.

The $37,816 in interest and financing costs we incurred during the three months ended March 31, 2019 is comprised of $37,816 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our convertible promissory notes; and $nil of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $118,882 in interest and financing costs we incurred during the three months ended March 31, 2018 is comprised of $39,626 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $74,488 of accretion of our convertible promissory notes; and $4,768 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and March 31, 2019; a significant portion of these notes remain in default as at March 31, 2019.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at March 31, 2019, this has resulted in all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

Accretion of our convertible promissory notes decreased by $74,488 (100%) due to no conversions made in the first quarter of 2019 versus conversions made in the first quarter of 2018 in excess of the value of convertible promissory notes historically issued.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended March 31, 2019, and during the three months ended March 31, 2018, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall (loss) gain on foreign currency transactions of ($37,690) and $63,257, respectively.

Net loss: We incurred a loss of $160,565 (rounded to $0.00 per share) for the three months ended March 31, 2019, compared to a loss of $126,874 (rounded to $0.00 per share) for the three months ended March 31, 2018.  Our revenues and future profitability are substantially dependent on our ability to:

•raise additional capital to fund operations;

•license software applications to a sufficient number of clients;

•be cash-flow positive on an ongoing basis;

•modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•successfully develop related software applications.

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

Our cash and cash equivalents increased by $171 during the three months ended March 31, 2019, from a bank indebtedness balance of $171 at December 31, 2018, to a cash balance of $nil at March 31, 2019.  This increase in cash occurred due to an increase in promissory notes issued from $nil as at March 31, 2018 to $310,756 as at March 31, 2019.  Additionally, this resulted from net cash used in operations of $310,585 during the period, being fully offset by the $310,756 in net proceeds from financing activities and a reduction in the amount spent on research and development activities.

We added a paragraph to our interim consolidated financial statements for the three months ended March 31, 2019.  It states that our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At March 31, 2019, we had negative working capital of $5,065,247 and an accumulated deficit of $55,433,789; for the three months then ended we had a net loss of $160,565, and negative cash flow from operations of $310,586.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to March 31, 2019.  A substantial amount of these notes remain unpaid as of March 31, 2019.  All of the 10% senior convertible notes, as well as the promissory notes, were in default at March 31, 2019 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the third quarter of 2019, however we cannot be assured that this will be the case.  During the next three months we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the three months ended March 31, 2019, we did not issue shares of our common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

At December 31, 2018, management of the Company provided a report on internal controls over financial reporting.  Reference should be made to our annual report on Form 10-K for that report, wherein we reported that management’s assessment at December 31, 2018 was that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, our management identified the existence of certain significant internal control deficiencies that they considered to be material weaknesses.  In particular, the following weaknesses in our internal control system were identified at December 31, 2018:  (1) a lack of segregation of duties; (2) the lack of timely preparation of certain back up schedules; (3) finance staff’s lack of sufficient technical accounting knowledge; (4) a lack of independent Board oversight; and (5) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficit in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  We considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

Lack of segregation of duties.  Since commencing the development phase of our operations in August 1999, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Our accountant is the only person involved in the data entry function, and since the departure of our chief financial officer in 2008, our chief executive officer has assumed the role of chief financial officer.  We are inadequately staffed at this time to ensure a sufficient level of segregation of duties.  As a result, this significant internal control deficit had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of timely preparation of back up schedules.  Throughout 2018, we were able to complete most of our back up schedules in a timely manner, however, during this time we consistently experienced a lack of complete preparedness at the time our external independent accountants commenced their field work on a quarterly basis.  As such, we believe that this material weakness had not been remediated as of the end of the period covered by this report.  Inasmuch as this deficit is related to our lack of adequate staffing, which is a condition which our size prohibits us from remediating, we do not know if we will be able to remediate this weakness in the foreseeable future.  We will continue to review our interim procedures, and to make changes wherever practicable to assist in remediating this deficit.

Finance staff’s lack of sufficient technical accounting knowledge.  Due to the limited number of personnel, our finance staff does not have sufficient technical accounting knowledge to address all complex and non-routine accounting transactions that may arise.  These transactions are sometimes extremely technical in nature and require an in-depth understanding of generally accepted accounting principles.  As a result of this pervasive deficit, these types of transactions may not be recorded correctly, potentially resulting in material misstatements of the financial statements of the Company.  To address this risk, the Company has a control whereby it consults with its auditors and advisors, as needed, in conjunction with the recording and reporting of complex and non-routine accounting transactions.  Management has concluded that this control was operating effectively during the preceding year, as the Company consulted with external advisors on certain complex and non-routine transactions resulting in no material misstatements being identified during the year end audit.  Although management has determined that this control was operating effectively during the year ended December 31, 2018, the finance staff’s lack of sufficient technical accounting knowledge nonetheless remains a continued weakness in our internal control system.  Any changes in the staff complement will be dependant upon the growth of our operations and the number of our staff to allow further technical accounting knowledge to address all complex and non-routine accounting transactions.  Management will continue to review existing consultation controls and, if appropriate, implement changes to its current internal control processes whereby more effective consultation will be performed.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There were no material changes to these risk factors during the three months ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2018.  A significant amount of these notes remained unpaid as of March 31, 2019, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  May 15, 2019

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  May 15, 2019