Form 10-Q
period 2019-09-30
VALIDIAN CORP
filed 2019-11-14
CIK 1100644

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

FORM 10-Q

________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 8, 2019, 688,287,060 shares of the registrant’s common stock were outstanding.

SEC 1296 (05-19)Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Balance Sheets (In United States dollars)
	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash	$ 1,509	$ --
Value added taxes recoverable	12,776	1,828
Total Current assets	14,285	1,828

Total assets	$ 14,285	$ 1,828

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank indebtedness	$ --	$ 171
Accounts payable and accrued liabilities (note 7)	3,071,888	3,174,605
Accrued interest on 10% senior convertible notes payable to related parties (note 6)	4,001	4,001
Deferred revenue	320,000	320,000
Promissory notes payable (note 2)	829,027	258,750
10% Senior convertible notes (note 3)	1,164,783	1,148,974
Total current liabilities	5,389,699	4,906,501

Total liabilities	5,389,699	4,906,501

Stockholders’ deficit (note 4):
Series A Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 10,000 shares; issued and outstanding 2,230 shares at September 30, 2019 and December 31, 2018)	2	2
Series B Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,900 shares at September 30, 2019 and December 31, 2018)	4	4
Series C Convertible Preferred stock ($0.001 par value, $1,000 stated value. Authorized 5,000 shares; issued and outstanding 3,559 shares at September 30, 2019 and 3,409 at December 31, 2018)	3	3
Common stock, ($0.001 par value. Authorized 700,000,000 shares; issued and outstanding 688,287,060 shares at September 30, 2019 and December 31, 2018)	688,287	688,287
Additional paid in capital	49,804,993	49,729,993
Accumulated deficit	(55,818,965)	(55,273,224)
Treasury stock (7,000 shares at September 30, 2019 and December 31, 2018, at cost)	(49,738)	(49,738)
Total stockholders’ deficit	(5,375,414)	(4,904,673)

Total liabilities and stockholders’ deficit	$ 14,285	$ 1,828

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Statements of Operations For the three and nine months ended September 30, 2019 and 2018 (In United States dollars) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expenses:
Selling, general and administrative	$ 42,314	$ 43,484	$ 143,377	$ 184,464
Research and development	100,993	15,994	188,162	38,083
Total expenses	143,307	59,478	331,539	222,547

Loss from operations	(143,307)	(59,478)	(331,539)	(222,547)

Other income (expenses):
Interest and financing costs (notes 2 and 3)	(72,163)	(35,926)	(158,989)	(308,093)
Foreign exchange gain (loss)	16,321	(30,769)	(55,213)	71,577
Total other income (expenses)	(55,842)	(66,695)	(214,202)	(236,516)

Net loss	$ (199,149)	$ (126,173)	$ (545,741)	$ (459,063)

Loss per common share – basic and diluted (note 5)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during period	686,787,060	686,787,060	686,787,060	655,184,164

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Consolidated, Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended September 30, 2018 and September 30, 2019

(In United States dollars)

(Unaudited)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at July 1, 2019	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,619,816)	$(49,738)	$(5,251,265)
Shares issued as incentive connected to issuance of convertible promissory notes	–	–	–	–	–	–	150	–	75,000	–	–	75,000
Net loss	–	–	–	–	–	–	–	–	–	(199,149)	–	(199,149)
Balances at September 30, 2019	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,559	$ 3	$49,804,993	$(55,818,965)	$(49,738)	$(5,375,414)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at July 1, 2018	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,092,718)	$(49,738)	$(4,724,167)

Net loss	–	–	–	–	–	–	–	–	–	(126,173)	–	(126,173)
Balances at September 30, 2018	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,218,891)	$(49,738)	$(4,850,340)

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Consolidated, Condensed Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2018 and September 30, 2019

(In United States dollars)

(Unaudited)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at January 1, 2019	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,273,224)	$(49,738)	$(4,904,673)
Shares issued as incentive connected to issuance of convertible promissory notes	–	–	–	–	–	–	150	–	75,000	–	–	75,000
Net loss	–	–	–	–	–	–	–	–		(545,741)	–	(545,741)
Balances at September 30, 2019	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,559	$ 3	$49,804,993	$(55,818,965)	$(49,738)	$(5,375,414)

	Number	Common stock amount	Ser. A Conv. Pref Stock Number	Ser. A Conv. Pref Stock Amount	Ser. B Conv. Pref Stock Number	Ser. B Conv. Pref Stock Amount	Ser. C Conv. Pref Stock Number	Ser.C Conv. Pref Stock Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at January 1, 2018	600,520,343	$600,520	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,567,976	$(54,759,828)	$(49,738)	$(4,641,061)
Shares issued in connection with the conversion of convertible promissory notes and accrued interest thereon (note 7)	87,766,717	87,767	–	–	–	–	–	–	162,017	–	–	249,784
Net loss	–	–	–	–	–	–	–	–	–	(459,063)	–	(459,063)
Balances at September 30, 2018	688,287,060	$688,287	2,230	$ 2	3,900	$ 4	3,409	$ 3	$49,729,993	$(55,218,891)	$(49,738)	$(4,850,340)

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES Consolidated, Condensed Statements of Cash Flow For the nine months ended September 30, 2019 and 2018 (In United States dollars) (Unaudited)
	Nine months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (545,741)	$ (459,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	--	22,910
Non-cash interest and financing expense	15,809	191,397
Increase (decrease) in cash resulting from changes in:
Value added taxes recoverable	(10,948)	1,240
Prepaid expenses	--	3,064
Accounts payable and accrued liabilities	(102,717)	76,614
Net cash used in operating activities	(643,597)	(163,838)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Bank indebtedness	(171)	(103)
Issuance of promissory notes	630,735	188,500
Issuance of 10% senior convertible notes	75,000	--
Repayment of 10% senior convertible notes	--	(20,000)
Repayment of promissory notes	(60,458)	(4,500)
Net cash provided by financing activities	645,106	163,897

Net increase in cash	1,509	59

Cash, Beginning of period	--	--
Cash, End of period	$ 1,509	$ 59

Supplementary information (note 7)

See accompanying notes to unaudited interim consolidated condensed financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

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

1.  Basis of presentation and significant accounting policies

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

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2019.  These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended December 31, 2018 filed with the SEC on April 9, 2019. The consolidated condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Fair value measurements

The carrying value of cash, amounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term to maturity of these instruments.  The carrying value of the 10% senior convertible notes, and the promissory notes approximate fair value, due to the issuance of certain of these debt instruments during the nine months prior and/or subsequent to the period ended September 30, 2019, under conditions substantially identical to those existing at September 30, 2019.

Going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues, has negative working capital of $5,375,414, and stockholders’ deficit of $5,375,414 as at September 30, 2019, and has incurred a loss of $545,741 and negative cash flow from operations of $643,597 for the nine months then ended.  Furthermore, the Company failed to settle certain 10% senior convertible notes and promissory notes plus accrued interest when they matured on various dates between October 2008 and December 2018.  As a result of these non-payment defaults, all of the 10% senior convertible notes, as well as the promissory notes were in default at September 30, 2019, in accordance with the default provisions of the respective notes, and consequently are due and payable on demand.  In addition, the Company expects to continue to incur operating losses for the foreseeable future, and has no lines of credit or other financing facilities in place.

The Company expects to incur operating expenses of approximately $1,472,000 for the year ending December 31, 2019, subject to the availability of adequate funding.  In the event the Company cannot raise the additional funds necessary to finance its research and development and sales and marketing activities, it may have to cease operations.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from issuance of these financial statements.  Management’s plan to address these issues includes raising capital through the private placement of equity, the exercise of previously-issued equity instruments and through the issuance of additional promissory notes.   The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement these plans.  Failure to do so could have a material adverse effect on the Company’s position and or results of operations and could also result in the Company ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

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

Principles of consolidation

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Validian Corporation and its wholly-owned subsidiaries, Sochrys Technologies Inc. and Evolusys S.A.  All intercompany balances and transactions have been eliminated.

Use of estimates

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

Prepaid expenses

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

Income taxes

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

Revenue recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the nine months ended September 30, 2019 and 2018 as a result of applying Topic 606.

Revenues that have been prepaid but for which all elements have not been delivered, are reflected as deferred revenue on the consolidated balance sheet.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

Research and development

Costs related to research, design and development of software products are charged to research and development expenses as incurred unless they meet the generally accepted criteria for deferral and amortization.  Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred.  To date the Company has not capitalized any software development costs.

Advertising expense

Advertising costs are expensed upon the start of the scheduled advertising.

Foreign currency translation

The functional currency for the financial statements of the Company is the United States dollar.  Exchange gains or losses are realized due to differences in the exchange rate at the transaction date versus the rate in effect at the settlement or balance sheet date.  Exchange gains and losses are recorded in the statement of operations. Currently, most of the Company’s activities are located in Canada.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – stock compensation” (ASC Topic 718).  ASC Topic 718 requires all share-based payments, including stock options granted by the Company to its employees, to be recognized as expenses, based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock-based compensation, the Company uses the Black Scholes option-pricing model and has elected to treat awards with graded vesting as a single award.  The fair value of awards granted is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award.

In adopting ASC Topic 718, the Company applied the modified-prospective transition method.  Under this method, the Company has recognized compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of that date (unvested awards).

Recent accounting pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

2.  Promissory notes payable

The following table sets forth the financial statement presentation of the promissory note proceeds on issuance, and the changes in the financial statement presentation of the balance allocated to the notes as at and for the periods ended September 30, 2019 and December 31, 2018:

	Nine months ended	Year ended
	September 30, 2019	December 31, 2018
	(unaudited)
Balance beginning of period	$ 258,750	$ 65,750

Net proceeds on issuance	630,735	197,500

Principal repaid	(60,458)	(4,500)

Balance end of period	$ 829,027	$ 258,750

During the nine months ended September 30, 2019, the Company repaid $60,458 of the promissory notes.

The notes outstanding at September 30, 2019 bear interest at the rate of 12% per annum and are due on demand.

During the nine months ended September 30, 2019 the Company entered into various new promissory notes, which bear interest at 12% and are due on demand.

Included in interest and financing costs for the three and nine months ended September 30, 2019 is $24,866 (2018: $6,858) and $54,716 (2018: $14,163), respectively, of interest on the promissory notes.  Interest on the promissory notes paid in cash during the three and nine months ended September 30, 2019 is $3,400 (2018: $182) and $3,400 (2018: $141), respectively.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

3.  10% Senior convertible notes

The following table sets forth the financial statement presentation of the note proceeds on issuance, and the changes in financial statement presentation of the balance allocated to the 10% senior convertible notes for the periods ended September 30, 2019 and December 31, 2018:

	Nine months ended September 30, 2019	Year ended December 31, 2018
	(unaudited)
Balance beginning of period	$ 1,148,974	$ 1,168,974

Note proceeds on issuance	75,000	--
Payments made	--	(20,000)
Note balance remaining	1,223,974	1,148,974

Discount related to preferred stock issued to note holders	(75,000)	--
Discount amortization recorded as a charge to interest and financing costs	15,809	--
	(59,191)	--

Balance end of period	$ 1,164,783	$ 1,148,974

During the period, the Company entered into new convertible debentures with the following attributes:

Date issued	Maturity date	Note Principal	Number of preferred Ser C shares given as consideration	Total par value at $0.001per share	Total stated value at $1,000 per share	Number of common shares at conversion price of $0.03	Close price on date of transaction per OTC	Total FV	Discount (capped at face value of note)
Sep 3, 2019	Dec 31, 2019	$50,000	100	$0.10	$100,000	3,333,333	$0.0170	$56,667	$50,000
Sep 10, 2019	Dec 31, 2019	$25,000	50	$0.05	$50,000	1,666,667	$0.0213	$35,500	$25,000
								$92,167	$75,000

Discount on this debt is to be amortized over the life of the notes.

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

The Company failed to settle certain of its 10% senior convertible notes plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2018.  At September 30, 2019, a significant portion of these notes remained in default for non-payment.  As a result of these non-payment defaults, all, except for those issued in the period, of the 10% senior convertible notes are in default at September 30, 2019, in accordance with the default provisions of the notes, and consequently are payable on demand.  Interest is accrued at the default rate (10%) on all notes outstanding past the maturity date.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

The notes are unsecured, and are convertible as follows:

Note	Conversion
Principal	Rate
$ 717,468	$0.03
6,506	0.038
500,000	0.10
$ 1,223,974

Included in interest and financing costs for the three and nine months ended September 30, 2019 is $29,488 (2018: $29,271) and $86,464 (2018:  $87,239), respectively, in coupon rate interest accrued on the 10% senior convertible notes.

4.  Stockholders’ deficit

(a)  Common stock transactions

During the nine months ended September 30, 2019, holders of the convertible promissory notes did not exercise the conversion feature of the notes.

(b) Preferred stock transactions:

During the nine months ended September 30, 2019, in connection with the issuance of the Company’s 10% senior convertible notes, the Company issued 150 shares of its Series C Convertible Preferred Stock.

5.  Loss per share

As the Company incurred a net loss during the nine months ended September 30, 2019, and during the three months ended September 30, 2019, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period.  The following outstanding instruments could have a dilutive effect in the future:

	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Shares issuable on conversion of 10% senior
convertible notes	29,086,800	26,586,767
Common shares issuable on conversion of the Series A
convertible preferred stock	22,300,000	22,300,000
Common shares issuable on conversion of the Series B
convertible preferred stock	130,000,000	130,000,000
Common shares issuable on conversion of the Series C
convertible preferred stock	118,633,333	113,633,333
Stock options	7,500,000	7,500,000
Total	307,520,133	300,020,100

6.  Related party transactions

$4,001 (2018: $4,001) in accrued interest charges relating to the 10% senior convertible notes and 12% promissory notes previously issued to a director and a company controlled by a director is outstanding  at September 30, 2019.

VALIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

September 30, 2019

(In United States dollars)

(Unaudited)

7.  Supplementary cash flow information

The Company paid no income taxes during the nine months ended September 30, 2019, nor during the nine months ended September 30, 2018.  Interest paid in cash during the nine months ended September 30, 2019 was $3,400 (2018:  $141).

Non-cash financing activities are excluded from the consolidated statements of cash flows.  The following is a summary of such activities for the nine months ended September 30, 2019 and 2018:

	2019	2018

Issuance of the Company’s common stock on conversion of convertible
promissory notes plus accrued interest thereon	--	$ 249,784
Total	--	$ 249,784

8.  Subsequent events

On October 21, 2019, the Company issued $15,000 of its 10% senior convertible notes plus a stock grant of 30 Series C Preferred Shares for cash. This note has a maturity date of March 31, 2020.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in note 2 to our 2018 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our September 30, 2019 Interim Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue: We had no revenue during the three months ended September 30, 2019, nor during the three months ended September 30, 2018.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the three months ended September 30, 2019, we incurred a total of $42,314, as compared to $43,484 during the three months ended September 30, 2018.

There was no significant change in selling, general and administrative expenses during the three months ended September 30, 2019 as compared with the three months ended September 30, 2018.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the research and development of our technology and of the use of our technology in the proposed software applications of our prospective customers.  During the three months ended September 30, 2019, we incurred a total of $100,993, as compared to $15,994 during the three months ended September 30, 2018 on research and development activities. There was an overall increase in research and development expenses of $84,999 (531%) during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the three months ended September 30, 2019 as compared with the three months ended September 30, 2018.

During the three months ended September 30, 2019, the primary focus of our development activity was supporting customer and prospect technical reviews as well as development of the next versions of our ValidianProtect and Data Protection Module technology.

During the three months ended September 30, 2018, the primary focus of our development activity was developing and writing test plans and procedures for version 3.3 of Validian’s technology.

Interest and financing costs:  Interest and financing costs during the three months ended September 30, 2019 and during the three months ended September 30, 2018 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes. During the three months ended September 30, 2019, we incurred $72,163 in interest and financing costs, an increase of $36,237 (101%) from the $35,926 in interest and financing costs incurred during the three months ended September 30, 2018.

The $72,163 in interest and financing costs we incurred during the three months ended September 30, 2019 is comprised of $54,354 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our convertible promissory notes; and $17,809 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $35,926 in interest and financing costs we incurred during the three months ended September 30, 2018 is comprised of $35,926 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our convertible promissory notes; and $nil of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and September 30, 2019; a significant portion of these notes remain in default as at September 30, 2019.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2019, this has resulted in, except for those issued in the period, all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

Foreign exchange gain (loss):  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the three months ended September 30, 2019, the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency transactions of $16,321. During the three months ended September 30, 2018 the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $30,769.

Net loss: We incurred a loss of $199,149 (rounded to $0.00 per share) for the three months ended September 30, 2019, compared to a loss of $126,173 (rounded to $0.00 per share) for the three months ended September 30, 2018.  Our revenues and future profitability are substantially dependent on our ability to:

•raise additional capital to fund operations;

•license software applications to a sufficient number of clients;

•be cash-flow positive on an ongoing basis;

•modify the successful software applications, over time, to provide enhanced benefits to then-existing users; and

•successfully develop related software applications.

The nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue: We had no revenue during the nine months ended September 30, 2019, nor during the nine months ended September 30, 2018.  Since August 1999 we have directed all of our attention towards the completion, and sales and marketing of our software applications.  We believe that if we are successful in our development and sales and marketing efforts, we will generate a source of revenue in the future from sales and/or licensing of our software applications.

Selling, general and administrative expenses: Selling, general and administrative expenses consist primarily of personnel costs, professional fees, communication expenses, travel and other miscellaneous costs associated with supporting our research and development, sales and marketing and investor relations activities.  During the nine months ended September 30, 2019, we incurred a total of $143,377, as compared to $184,464 during the nine months ended September 30, 2018.  There was an overall decrease in selling, general and administrative expenses of $41,087 (22%) during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

This decrease occurred primarily as a result of a decrease in the fair value of stock-based compensation recognized as expense during the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018, relating to the amortization of prepaid balances for service contracts.

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

Research and development expenses:  Research and development expenses consist primarily of personnel costs directly associated with the research and development of our technology and of the use of our technology in the proposed software applications of our prospective customers.  During the nine months ended September 30, 2019, we incurred a total of $188,162, as compared to $38,083 during the nine months ended September 30, 2018 on research and development activities. There was an overall increase in research and development expenses of $150,079 (394%) during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The increase in research and development expenses occurred as a result of an increase in fees paid to consultants during the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018, due to a less extensive level of development activity undertaken.

During the nine months ended September 30, 2019, the primary focus of our development activity was supporting customer and prospect technical reviews as well as development of the next versions of our ValidianProtect and Data Protection Module technology.

During the nine months ended September 30, 2018, the primary focus of our development activity was supporting analysis by our prospective customers of what cyber security risks that Validian's core technology could protect against in our prospective customers' technical environments; research on securing web applications and browsers including design, architecture and testing; updating, and writing additional, technical documentation of version 3.3 of Validian’s technology; and developing and writing test plans and procedures for version 3.3 of Validian’s technology.

Interest and financing costs:  Interest and financing costs during the nine months ended September 30, 2019 and during the nine months ended September 30, 2018 consisted of costs associated with our 10% senior convertible notes, our promissory notes, and our convertible promissory notes.  During the nine months ended September 30, 2019, we incurred $158,989 in interest and financing costs, a decrease of $149,104 (48%) from the $308,093 in interest and financing costs incurred during the nine months ended September 30, 2018.

The $158,989 in interest and financing costs we incurred during the nine months ended September 30, 2019 is comprised of $141,180 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our 10% senior convertible notes; $nil of accretion of our convertible promissory notes; and $17,809 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.  The $308,093 in interest and financing costs we incurred during the nine months ended September 30, 2018 is comprised of $116,696 of interest paid and payable to the holders of our debt; $nil of accretion of our promissory notes; $nil of accretion of our 10% senior convertible notes; $170,981 of accretion of our convertible promissory notes; and $20,416 of amortized deferred finance fees and original issue discount relating to the promissory notes and convertible promissory notes.

We failed to settle certain of our promissory notes and 10% senior convertible notes, and accrued interest thereon, when they became due on various dates between October 1, 2008, and December 31, 2018; a significant portion of these notes remain in default as at September 30, 2019.  In accordance with the default provision of the 10% senior convertible notes, and of the promissory notes outstanding at September 30, 2019, this has resulted in, except for those issued in the period, all of these notes becoming due and payable on demand as of the date of the default, or in the case of notes issued subsequent to the default, on the date of issuance, notwithstanding any other stated maturity date.  Consequently, the accretion relating to the equity components of these notes issued since the initial event of default, and the amortization of any finance charges incurred thereon, has occurred in the period of issuance.

Foreign exchange gain:  Foreign exchange gain (loss) is comprised of realized gains and losses on foreign currency conversions, the majority of which relate to accounts payable and accrued liabilities denominated in Canadian dollars.  During the nine months ended September 30, 2019, the Canadian dollar gained strength relative to the United States dollar, resulting in an overall loss on foreign currency transactions of $55,213. During the nine months ended September 30, 2018 the United States dollar gained strength relative to the Canadian dollar, resulting in an overall gain on foreign currency transactions of $71,577.

Net loss: We incurred a loss of $545,741 (rounded to $0.00 per share) for the nine months ended September 30, 2019, compared to a loss of $459,063 (rounded to $0.00 per share) for the nine months ended September 30, 2018.  Our revenues and future profitability are substantially dependent on our ability to:

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

Our cash increased by $1,680 during the nine months ended September 30, 2019, from a bank indebtedness balance of $171 at December 31, 2018, to a cash balance of $1,509 at September 30, 2019.  This increase in cash occurred from net cash used in operations of $643,597 during the period being less than the $645,106 in net proceeds from financing activities.

Management has concluded there is substantial doubt about our ability to continue as going concern for the 12 months subsequent to the issuance of these interim consolidated financial statements for the nine months ended September 30, 2019.  Our economic viability is dependent on our ability to finalize the development of our principal products, generate sales and finance operational expenses, and that these factors, together with our lack of revenues to date; our negative working capital; our loss for the year, as well as negative cash flow from operating activities in the same period; and our accumulated deficit, raise substantial doubt regarding our ability to continue as a going concern.  At September 30, 2019, we had negative working capital of $5,375,414 and an accumulated deficit of $55,818,965; for the nine months then ended we had a net loss of $545,741, and negative cash flow from operations of $643,597.  Furthermore, the Company failed to settle certain of its 10% senior convertible notes and promissory notes, plus accrued interest thereon when they matured on various dates from October 1, 2008 to December 31, 2018.  A substantial amount of these notes remain unpaid as of September 30, 2019.  Except for those issued in the period, all of the 10% senior convertible notes, as well as the promissory notes, were in default at September 30, 2019 in accordance with the default provisions of the respective notes, and as a result are due and payable on demand.

We anticipate commercial sales during the fourth quarter of 2019, however we cannot be assured that this will be the case.  During the next three months we do not expect to hire additional personnel unless we are successful in raising significant funds through the issuance of our debt or equity securities.  We do not expect to make any material commitments for capital equipment expenditures during the next twelve months.

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

Sources of Capital: Our principal sources of capital for funding our business activities have been the private placements of debt and equity securities.  During the nine months ended September 30, 2019, we did not issue shares of our common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There were no material changes to these risk factors during the nine months ended September 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

We failed to settle certain of our 10% senior convertible notes and our promissory notes, plus accrued interest thereon when they matured on various dates between October 1, 2008 and December 31, 2018.  A significant amount of these notes remained unpaid as of September 30, 2019, and were therefore in default and due and payable on demand.  Additionally, in accordance with the default provisions of the notes, this failure to settle the matured notes resulted in the remaining 10% senior convertible notes and accrued interest thereon becoming also due and payable on demand.  Notwithstanding our obligation to repay these amounts immediately, the note holders have verbally communicated to management their willingness to continue holding the notes until new terms are negotiated.  We will accrue interest on these unpaid balances at the coupon rate until a settlement is reached.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALIDIAN CORPORATION

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal executive officer)

Dated:  November 14, 2019

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/   Bruce Benn

Bruce Benn

President, Chief Executive Officer

and Chief Financial officer

(principal financial and accounting officer)

Dated:  November 14, 2019